Form 10-Q
period 2014-05-31
Smart Server, Inc
filed 2014-07-21
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55182
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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on July 18, 2014 was 5,500,000 shares.

SMART SERVER, INC.
QUARTERLY PERIOD ENDED MAY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	May 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$53,633	$2,086
Prepaid expenses	-	5,000
Total current assets	53,633	7,086

Total assets	$53,633	$7,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,600	$275
Total current liabilities	1,600	275

Long term liabilities:
Accrued interest payable	2,018	76
Note payable	85,000	20,000
Total long term liabilities	87,018	20,076

Total liabilities	88,618	20,351

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,000,000 shares issued and outstanding
as of May 31, 2014 and November 30, 2013, respectively	5,500	5,000
Additional paid in capital	64,500	15,000
Deficit accumulated during development stage	(104,985)	(33,265)
Total stockholders' deficit	(34,985)	(13,265)

Total liabilities and stockholders' deficit	$53,633	$7,086

See Accompanying Notes to Financial Statements

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	six months	(October 24, 2013)
	ended	ended	to
	May 31,	May 31,	May 31,
	2014	2014	2014

Revenue	$-	$-	$-

Operating expenses:
General and administrative	123	472	1,961
Professional fees	42,380	69,306	79,406
Consulting - related party	-	-	20,000
Research and development	-	-	1,600
Total operating expenses	42,503	69,778	102,967

Other expense:
Interest expense	(1,219)	(1,942)	(2,018)
Total other expense	(1,219)	(1,942)	(2,018)

Net loss	$(43,722)	$(71,720)	$(104,985)

Weighted average number of common
shares outstanding - basic	5,168,478	5,085,165

Net loss per share - basic	$(0.01)	$(0.01)

See Accompanying Notes to Financial Statements

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	Inception
	six months	(October 24, 2013)
	ended	to
	May 31,	May 31,
	2014	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,720)	$(104,985)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services - related party	-	20,000
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,000	-
Increase in accounts payable	1,325	1,600
Increase in accrued interest payable	1,942	2,018

Net cash used in operating activities	(63,453)	(81,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	65,000	85,000
Proceeds from sale of common stock	50,000	50,000

Net cash provided by financing activities	115,000	135,000

NET CHANGE IN CASH	51,547	53,633

CASH AT BEGINNING OF PERIOD	2,086	-

CASH AT END OF PERIOD	$53,633	$53,633

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services - related party	$-	$20,000

See Accompanying Notes to Financial Statements

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended May 31, 2014.

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
MAY 31, 2014
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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through July 2014 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (October 24, 2013) through the period ended May 31, 2014 of ($104,985). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

During the six months ended May 31, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

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

SMART SERVER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2014
(unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

On April 3, 2014, the Company executed a promissory note with a third party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 3, 2016.

Interest expense for the period from six months ended May 31, 2014 was $1,219.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

Common stock
On November 7, 2013, the Company issued an officer and director of the Company 5,000,000 shares of its $0.001 par value common stock at a price of $0.004 per share for services rendered of $20,000.

On May 1, 2014, the Company issued 500,000 shares of its $0.001 par value common stock at a price of $0.10 per share for cash of $50,000.

During the six months ended May 31, 2014, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of May 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

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

Throughout this Quarterly Report references to “we”, “our”, “us”, “Smart Server”, “SVTZ”, “the Company”, and similar terms refer to Smart Server, Inc.

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

1. Maintain our website – We believe that the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming app as well as industry related information regarding new technology and device updates. We recently launched our updated website, which is not yet fully operational, but we have initiated the process of developing a more advanced site where we can provide a more detailed section regarding proprietary app designs and features. We have paid approximately $8,150 towards the development of our website and application.

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

On May 1, 2014, the Company completed its initial public offering through the sale of 500,000 shares of common stock, resulting in gross proceeds of $50,000.

On July 1, 2014, we received notice from our market maker that we were assigned the symbol “SVTZ” to initiate trading on the “over-the-counter pink sheets.”

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

Some of the benefits that users will receive from our Smart Server application include:

•
Saves time – Have you ever waited patiently for a server to return your debit or credit card and it was not returned in a timely manner? What’s the point in waiting for your check when you can close out your tab at any time from your smartphone? This can be frustrating when you are in a hurry to pay your bill or you have places to be. With Smart Server you can avoid this entirely by simply paying your bill from your smartphone or tablet at participating restaurants.

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

We have executed a total of six promissory notes with E. Venture Resources, Inc., for a total of $85,000, as of May 31, 2014. The terms of the promissory note provide for an interest rate of 6% per annum with all accrued balances due and payable by 24 months from the execution of the promissory note. We plan to use consultants, attorneys, accountants, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We do not intend to hire any additional employees within the next 12 months. At such time as the Company would deem it appropriate to hire additional staff, a portion of any employee compensation would likely include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of May 31, 2014 the Company had an accumulated deficit of $104,985. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Six Month Ended May 31, 2014.

Operating expenses during the six month ended May 31, 2014 were $69,778, $69,306of which was professional fees associated with legal and accounting expenses and the remaining $472 was related to general and administrative costs. In comparison, operating expenses from inception (October 24, 2013) to November 30, 2013 were $33,189, of which $10,100 was in professional fees, $20,000 was for executive compensation, $1,600 in research and development and the remaining $1,489 was related to general and administrative costs. The increase in professional fees is due to increased legal work and accounting fees.

Liquidity and Capital Resources

As of May 31, 2014, the Company has a total of $53,633in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. However, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Cash increased primarily due to the receipt of funds from this offering to offset our near term cash equivalents and additional debt financing. Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition we have promissory notes with E. Venture Resources, Inc., for a total of $85,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended May 31,	Fiscal Year ended November 30,
	2014	2013
Net cash used in operating activities	$(63,453)	$(17,914)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$115,000	$20,000
Net increase/(decrease) in Cash	$51,547	$2,086
Cash, beginning	$2,086	$-
Cash, ending	$53,633	$2,086

Operating activities

Net cash used in operating activities was $63,453for the period ended May 31, 2014, as compared to $17,914 used in operating activities for the fiscal year ended November 30, 2013. The increase in net cash used in operating activities was primarily due to decrease in net loss.

Financing activities

Net cash provided by financing activities for the period ended May 31, 2014 was $115,000, as compared to $20,000 for the fiscal year ended November 30, 2013. The increase of net cash provided by financing activities was mainly attributable to additional loans from a third party and the offering proceeds from the sale of common stock.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of 104,985as of May 31, 2014, and (iii) we have incurred losses of $71,720 for the six month period ended May 31, 2014. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

We must continue to enhance and improve the performance, functionality and reliability of our mobile App. The mobile application industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

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

There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations.

Although our common stock is listed for trading on the Over-the-Counter Pink Sheets (“OTCPK”) under the trading symbol MRRM, and we intend to apply for the Over-the-Counter Quotation Board (“OTCQB”), we cannot assure you that we will meet OTCQB's listing requirements, and therefore may not be able to meet the standards for such listing. Furthermore, we cannot assure you that an active trading market for our common stock will develop. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

•	the number of stockholders;
•	our operating performance and financial condition;
•	the market for similar securities;
•	the extent of coverage of us by securities or industry analysts; and
•	the interest of securities dealers in making a market in the shares of our common stock.

Historically, the market for equity securities has also been subject to disruptions that have caused substantial volatility in the prices of these securities, which may not have corresponded to the business or financial success of the particular company. We cannot assure you that the market for the shares of our common stock will be free from similar disruptions. Any such disruptions could have an adverse effect on stockholders. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors.

Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the facts that could negatively affect our share price include:

•	actual or anticipated variations in our quarterly operating results;

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month ended May 31, 2014, we did not have any sales of unregistered securities.

Use of Proceeds

On January 24, 2014, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock. Our Registration Statement became effective on March 26, 2014. On May 1, 2014, we completed our offering for 500,000 shares of our common stock, resulting in gross proceeds of $50,000. The common stock sold in our initial public offering to 40 investors was issued on April 28, 2014.

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $42,950.02, of which $35,250 was professional fees, $600 was general and administrative, $1,000 was transfer agent set up fees, $400 was EDGAR fees, and the remaining $5,700.02 was website and application fees.
Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended May 31, 2014.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                Mine Safety Disclosures.

Not applicable.

Item 5.                                Other Information.

After we completed our initial public offering and subsequent to the six months ended May 31, 2014, we utilized $5,600 of the proceeds allocated to working capital to finance our updated website. The services and enhanced features being provided in exchange for the $5,600 additional payment are:

Anticipated Time & Labor

•	Installation of new commercial app theme [1.5]
•	Theme Color Scheme Customization [2.0]
•	Logo and Existing Content Integrations [3.5]
•	Promotional Graphics Integrations [4.0]
•	HTML5 Animated Slideshow Development [5.0]
•	SEC Filings System Integration & Configuration [2.5]
•	Content Feedback Updates [1.5]
•	Total Anticipated Hours [20.0]
•	Total Labor Cost [$5,175.00]

Parts & Materials Required

•	Parts/Materials Required
•	WordPress blog site theme [$176.00]
•	Shutterstock Stock Art [$249.00]
•	Total [$425.00]

Item 6.                                Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

SMART SERVER, INC.

Date: July 21, 2014	By:	/S/ Matthew Lane
Matthew Lane
President
(Principal Executive Officer and duly authorized signatory)