Form 10-Q
period 2014-10-16
Smart Server, Inc
filed 2014-10-17
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on October 16, 2014 was 5,500,000 shares.

SMART SERVER, INC.
QUARTERLY PERIOD ENDED AUGUST 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

SMART SERVER, INC.
BALANCE SHEETS
(unaudited)

	August 31,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$9,676	$2,086
Prepaid expenses	-	5,000
Total current assets	9,676	7,086

Website, net	5,225	-

Total assets	$14,901	$7,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$3,279	$275
Total current liabilities	3,279	275

Long term liabilities:
Accrued interest payable	3,530	76
Note payable	100,000	20,000
Total long term liabilities	103,530	20,076

Total liabilities	106,809	20,351

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of August 31, 2014 and November 30, 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,000,000 shares issued and outstanding
as of August 31, 2014 and November 30, 2013, respectively	5,500	5,000
Additional paid in capital	64,500	15,000
Accumulated deficit	(161,908)	(33,265)
Total stockholders' deficit	(91,908)	(13,265)

Total liabilities and stockholders' deficit	$14,901	$7,086

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the
	three months	nine months
	ended	ended
	August 31,	August 31,
	2014	2014

Revenue	$-	$-

Operating expenses:
General and administrative	75	547
Depreciation and amortization	475	475
Professional fees	54,860	124,166
Total operating expenses	55,410	125,188

Other expense:
Interest expense	(1,513)	(3,455)
Total other expense	(1,513)	(3,455)

Net loss	$(56,923)	$(128,643)

Weighted average number of common
shares outstanding - basic	5,224,453	5,500,000

Net loss per share - basic	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

For the
nine months
ended
August 31,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,643)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	475
Changes in operating assets and liabilities:
Decrease in prepaid expenses	5,000
Increase in accounts payable	3,004
Increase in accrued interest payable	3,454

Net cash used in operating activities	(116,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	(5,700)

Net cash used in investing activities	(5,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	80,000
Proceeds from sale of common stock	50,000

Net cash provided by financing activities	130,000

NET CHANGE IN CASH	7,590

CASH AT BEGINNING OF PERIOD	2,086

CASH AT END OF PERIOD	$9,676

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2014
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

Website
The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the nine months ended August 31, 2014 was $475.

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

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended August 31, 2014.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2014
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through October 2014 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

The Company has elected early adoption of Accounting Standard Update (ASU) 2014-10, Topic 915, Development Stage Entities, Elimination of Certain Financial Reporting Requirements. ASU 2014-10 removes all incremental financial reporting requirements for development stage entities, including, but not limited to, inception-to-date financial information included on the statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows. As a result of the Company’s early adoption, all references to the Company as a development stage entity have been removed. The adoption of this pronouncement has no impact on the Company’s financial position, results of operations or liquidity.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the nine months ended August 31, 2014 of ($128,643). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

During the nine months ended August 31, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2014
(unaudited)

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

On July 25, 2014, the Company executed a promissory note with a third party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on July 25, 2016.

Interest expense for the nine months ended August 31, 2014 was $3,455.

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

During the nine months ended August 31, 2014, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of August 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

DESCRIPTION OF BUSINESS

OVERVIEW

Business Development Summary

Smart Server, Inc., is a development stage company incorporated in the State of Nevada in October of 2013.  We were formed to engage in the business of designing and developing a computer application software for mobile phones (smart phones) and tablet computers, such as those based on Apple® and Android® platforms, which is intended to provide customers at participating restaurants, bars and clubs the ability to pay their bill with their smartphone — without even having to ask for the check.

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

2. Develop and implement a product development timeline – Smart Server will require the implementation of a detailed timeline to ensure the Company produces a marketable mobile application.  These keys areas will need to be addressed to assist in the assurance of the Company’s success:

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

On July 1, 2014, we received notice from our market maker that we were assigned the symbol “SVTZ” to initiate trading on the “over-the-counter market.”

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

Smart Server, Inc., was established in October of 2013. Currently we have temporary offices at 2956 Worden St., San Diego, CA 92110. Our sole officer, director and founding stockholder created the business as a result of his experience in the restaurant industry and realized the opportunity for the Smart Server concept.

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

We have executed a total of seven promissory notes with E. Venture Resources, Inc., for a total of $100,000, as of August 31, 2014. The terms of the promissory note provide for an interest rate of 6% per annum with all accrued balances due and payable by 24 months from the execution of the promissory note. We plan to use consultants, attorneys, accountants, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We do not intend to hire any additional employees within the next 12 months. At such time as the Company would deem it appropriate to hire additional staff, a portion of any employee compensation would likely include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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

The services being provided in exchange for the $2,550.20 initial payment are:

•	Design Smart Server Logo
•	Website Theme and Initial Setup
•	Domain Purchase & Registration (2 years) www.smart-server.biz
•	Virtual Private Server Rental 1 Year
•	Mobile App Setup & Deployment
•	Apple Individual Developers Subscription “Annual Fee”
•	WordPress Plugin Subscriptions

The services listed above were completed and incorporated into our initial website. After we completed our initial public offering, we utilized $5,700 of the proceeds allocated to working capital to finance our updated website and on or about June 19, 2014, we launched our updated website.

The services and enhanced features being provided in exchange for the $5,700 additional payment are:

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of August 31, 2014 the Company had an accumulated deficit of $161,908. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in this Quarterly Report and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 31, 2014.

Operating expenses during the three months ended August 31, 2014 were $55,410, consisting of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $54,860 of which was professional fees, $75 was related to general and administrative costs, and the remaining $475 was depreciation and amortization. The increase in professional fees is due to increase in legal work associated with ongoing reporting for the three months ended August 31, 2014.

Results of Operations for the Nine Months Ended August 31, 2014.

Operating expenses during the nine months ended August 31, 2014 were $125,188, consisting of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $124,166 of which was professional fees, $547 was related to general and administrative costs, and the remaining $475 was depreciation and amortization. The increase in professional fees is due to increase in legal work associated with ongoing reporting for the nine months ended August 31, 2014.
Liquidity and Capital Resources

Additionally, as of August 31, 2014, the Company has a total of $9,676 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. However, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Cash increased primarily due to the receipt of funds from our initial public offering to offset our near term cash equivalents and additional debt financing. Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition we have promissory notes with E. Venture Resources, Inc., for a total of $100,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine months ended August 31,	Fiscal Year ended November 30,
	2014	2013
Net cash used in operating activities	$(116,710)	$(17,914)
Net cash used in investing activities	$(5,700)	$-
Net cash provided by financing activities	$130,000	$20,000
Net increase/(decrease) in Cash	$7,590	$2,086
Cash, beginning	$2,086	$-
Cash, ending	$9,676	$2,086

Operating activities

Net cash used in operating activities was $116,710 for the period ended August 31, 2014, as compared to $17,914 used in operating activities for the fiscal year ended November 30, 2013. The increase in net cash used in operating activities was primarily due to decrease in net loss.

Investing activities

Net cash used in investing activities was $5,700 for the period ended August 31, 2014 as compared to $0 used in investing activities for the fiscal year ended November 30, 2013.  The increase is related to the development of the website.

Financing activities

     Net cash provided by financing activities for the period ended August 31, 2014 was $130,000, as compared to $20,000 for the fiscal year ended November 30, 2013. The increase of net cash provided by financing activities was mainly attributable to additional loans from a third party totaling $80,000 and the offering proceeds from the sale of common stock totaling $50,000

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 4.                                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $161,908 as of August 31, 2014, and (iii) we have incurred losses of $91,908 for the nine month period ended August 31, 2014. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Although our common stock is listed for trading on the Over-the-Counter Pink Sheets (“OTCPK”) under the trading symbol SVTZ, and we intend to apply for the Over-the-Counter Quotation Board (“OTCQB”), we cannot assure you that we will meet OTCQB's listing requirements, and therefore may not be able to meet the standards for such listing. Furthermore, we cannot assure you that an active trading market for our common stock will develop. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine month ended August 31, 2014, we did not have any sales of unregistered securities.

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

The amount of expenses incurred in connection with the issuance and distribution of the securities as of the date of this report was $50,000, of which $42,300 was professional fees, $600 was general and administrative, $1,000 was transfer agent set up fees, $400 was EDGAR fees, and the remaining $5,700 was website and application fees.
Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended August 31, 2014.

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

SMART SERVER, INC.

Date: October 17, 2014	By:	/S/ Matthew Lane
Matthew Lane
President
(Principal Executive Officer and duly authorized signatory)