Form 10-K
period 2014-11-30
Smart Server, Inc
filed 2015-03-17
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54219

SMART SERVER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 Graeagle Lane
Lincoln, California 95648
(Address of principal executive offices) (Zip Code)

(916) 508-5385
(Registrant's telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-1325

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒    No ☐

As of May 31, 2014, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $50,000.

The number of shares of Common Stock, $0.001 par value, outstanding on March 13, 2015 was 5,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SMART SERVER, INC.
FOR THE FISCAL YEAR ENDED
NOVEMBER 30, 2014

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects.  These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “Smart Server,” “the Company,” “we,” “our,” and similar terms include Smart Server, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.                      BUSINESS

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

We have designed a website which will be a primary source of information for the general public of the nature of our business. Additionally, we have begun our initial writing, design and programming of our mobile payment solution app. During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model, including researching the items needed to secure a trademark, filing a trademark application, and developing relationships with mobile app retailers We are using the services of a website and mobile app developer to design our logo and website and develop our mobile application. We do not presently have a market-ready product, and we currently do not have any customers. As such, we have generated no revenues.

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

Recent Change in Management

On March 16, 2015, Matthew Lane submitted his letter of resignation from his position as President, CEO, Secretary, Treasurer, and Director of the Company. The resignation was accepted by the Company on March 16, 2015.

On March 16, 2015, in connection with the resignation of Mr. Lane, the Board of Directors appointed Pamela Elliott to serve as the Chief Executive Officer, President, Secretary, Treasurer and Director of the Company.

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

Business Overview

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

Smart Server, Inc., was established in October of 2013. Currently we have temporary offices at 1960 Graeagle Lane, Lincoln, CA 95648. Our sole officer, director and founding stockholder created the business as a result of his experience in the restaurant industry and realized the opportunity for the Smart Server concept.

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

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1.
Develop and implement a marketing plan – Smart Server’s planned revenue streams will require establishing a web presence and improved visibility within the public and private sectors. Initially, we intend to generate advertising revenue primarily from display, audio and video advertising on our website. We anticipate that such advertising will be included on our website soon after we have a fully operational website which we anticipate will be by the end of the second quarter of 2015. We also intend to build revenue based upon profits realized through our sales through advertising Apps. A major key factor in the Company’s success will be the building of third party relationships within the restaurant industry and mobile technology industry.

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

Employees

We are a development stage company and as of November 30, 2014 only had one part-time employee, Matthew Lane, who was our sole officer and director. As of March 16, 2015, Pamela Elliott is the Company’s sole part-time employee and sole officer and director.

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

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $168,860 as of November 30, 2014, and (iii) we have incurred losses of $168,860 for the fiscal year ended November 30, 2014. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Initially, our primary source of revenues will be from advertising on our website (www. http://smart-server.biz/). These revenues are dependent upon our ability to attract new users on our site, among other things. If we are unable to maintain or extend web traffic to, and use of, our site, our advertising revenues may be adversely affected. Currently, our website is not yet fully operational. We are in the process of developing a more advanced site and intend to launch it during the end of the second quarter of 2015.

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

To date we have not shown a profit in our operations. We do not presently have a market-ready product, and we currently do not have any customers. We cannot assure that we will achieve or attain profitability in 2014 or at any other time. If we cannot achieve operating profitability, we may not be able to meet our working capital requirements, which will have a material adverse effect on our business operating results and financial condition

Ms. Elliott has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment, if any.

As a result of our reliance on Ms. Elliott, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Elliott intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, such management is not anticipated until the occurrence of future financing. Since our recently completed offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Elliott to make the appropriate management decisions.

Ms. Elliott is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Elliott’s limited time devotion to Smart Server could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Elliott is currently and may continue to be involved with other businesses.

Ms. Elliott is planning on allocating an additional 15 to 20 hours a week to the affairs of Smart Server; however there can be no assurance that she will continue to provide services to us. Ms. Elliott will devote only a portion of her time to our activities.

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

Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Exchange Act Rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Creative, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers, and single director. Our sole officer and director has developed internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Investors relying upon this misinformation may make an uninformed investment decision.

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock and these restrictions may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 1960 Graeagle Lane, Lincoln, CA 95648. We have no monthly rent, nor do we accrue any expense for monthly rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not require personnel other than Ms. Elliott to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol “SVTZ). We have been eligible to participate in the OTCPK since July 1, 2014 and from that time until the date of this report our common stock has yet to commence trading.

Holders of Common Stock

As of March 13, 2015, we had approximately 41 stockholders of record of the 5,500,000 total outstanding shares.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among to other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of director, based upon the Board’s assessment of:

•	Our financial condition;
•	Earnings;
•	Need for funds;
•	Capital requirements;
•	Prior claims of preferred stock to the extent issued and outstanding; and
•	Other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Recent Sales of Unregistered Securities

During the fourth quarter ending November, 30, 2014, we did not have any sales of unregister securities.

Use of Proceeds from Registered Securities

On January 24, 2014, we filed a Registration Statement with the Securities and Exchange Commission wherein we registered 500,000 shares of our common stock. Our Registration Statement became effective on March 26, 2014. On May 1, 2014, we completed our offering for 500,000 shares of our common stock, resulting in gross proceeds of $50,000. The common stock sold in our initial public offering to 40 investors was issued on April 28, 2014. The $50,000 of proceeds raised in the offering has been used to pay for legal, accounting, EDGAR fees, transfer agent fees, general and administrative, and working capital.

ITEM 6.                      SELECTED FINANCIAL DATA

This item is not applicable, as we are considered a smaller reporting company.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Background Overview

Smart Server is a development stage company incorporated in the State of Nevada in October of 2013. We were formed to generate revenue through the creation of our mobile payment solution app for platforms such as Apple® and Android®. In November of 2013 we commenced our planned principal operations. At this time, we have no significant assets.

Since our inception on October 24, 2013 through November 30, 2014, we have not generated any revenues and have incurred a net loss of $168,860. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.

Although we intend to begin generating revenues in the next twelve months, there is a possibility we may continue to incur operating losses. The capital raised in our offering was budgeted to cover the costs associated with the offering including: website operation, graphic design, equipment purchase, working capital, various filing fees and transfer agent fees. We believe that our lack of significant expenses and our ability to begin marketing operations, may generate revenues sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from advertising revenue through our website or in App advertising and the sale of our App through the Apple store or other App marketplaces will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

RESULTS OF OPERATIONS

Operating expenses during the fiscal year ended November 30, 2014 were $130,645, consisting of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, and depreciation and amortization.

Liquidity and Capital Resources

As of November 30, 2014, the Company had a total of $6,195 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. However, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Cash increased primarily due to the receipt of funds from our initial public offering to offset our near term cash equivalents and additional debt financing. Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition we have promissory notes with E. Venture Resources, Inc., for a total of $105,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

		Fiscal Year ended November 30,	Fiscal Year ended November 30,
		2014	2013
Net cash used in operating activities		$(120,191)	$(17,914)
Net cash used in investing activities		$(5,700)	$-
Net cash provided by financing activities		$130,000	$20,000
Net increase/(decrease) in Cash		$4,109	$2,086
Cash, beginning		$2,086	$-
Cash, ending	$	$6,195	$2,086

Operating Expenses

Net cash used in operating activities was $120,191 for the period ended November 30, 2014, as compared to $17,914 used in operating activities for the fiscal year ended November 30, 2013. The increase in net cash used in operating activities was primarily due to decrease in net loss.

Investing activities

Net cash used in investing activities was $5,700 for the period ended November 30, 2014 as compared to $0 used in investing activities for the fiscal year ended November 30, 2013.  The increase is related to the development of the website.

Financing activities

Net cash provided by financing activities for the period ended November 30, 2014 was $130,000, as compared to $20,000 for the fiscal year ended November 30, 2013. The increase of net cash provided by financing activities was mainly attributable to additional loans from a third party and the offering proceeds from the sale of common stock totaling.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of November 30, 2014 the Company had an accumulated deficit of $168,860. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page 31 through 42 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Pamela Elliott, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on her evaluation, Ms. Elliott concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors. At present, Pamela Elliott is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Pamela Elliott	65	President, CEO, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Pamela R. Elliott. Age 65, President, CEO, Secretary, Treasurer and a Director of Smart Server, has been licensed by the California Department of Real Estate as a sales agent since 1974. She is active in sales, marketing, and training in the real estate industry. With fourty years of management experience in a variety of businesses, including real estate, retailing, manufacturing, consulting, and publishing, Ms. Elliott brings significant pertinent talent to the team.

She is co-founder of several companies including Hootman-Elliott Resources, Inc., Del Mar, CA, Market Visions, Santa Rosa, CA, and is President-CEO of Left Coast Consulting Group, Lincoln, CA, a real estate/financial investment consulting firm. Additionally, she co-owns The Natural Healing Way, an online company specializing in natural healing remedies.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted y Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws.

We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this filing they were current in their filings.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having a small management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

We currently do not have standing audit, nominating and compensation committees of the board of directors, or committees performing similar functions. Until formal committees are established, our entire board of directors, perform the same functions as an audit, nominating and compensation committee.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation

Mr. Lane, our former Principal Executive Officer (PEO) has not received any compensation, including plan or non-plan compensation, nor has he earned any compensation as of the date of this filing.

Ms. Elliott, our current Principal Executive Officer (PEO) has not received any compensation, including plan or non-plan compensation, nor has our PEO earned any compensation as of the date of this filing.

Future Compensation

Ms. Elliott has agreed to provide services to us without compensation until such time as either we have earnings from our revenue, if any, or when the first $100,000 is raised in future offerings, if any, at which time we will pay Ms. Elliott a minimum salary of $20,000 per year.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Transfer Agent

The transfer agent for the common stock will be West Coast Stock Transfer, Inc., 721 N. Vulcan Ave., Suite 205, Encinitas, 92024.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 13, 2015 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 5,500,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 13, 2015 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Pamela Elliott, CEO, President, Secretary, Treasurer, & Director	0	-
Matthew Lane	5,000,000	90.9%
All Directors, Officers and Principle Stockholders as a Group	5,000,000	90.9%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Transactions with Related Persons

The Company utilizes office space provided at no cost from Ms. Elliott, an officer and director of the Company. As of November 30, 2014, office services were provided without charge by Mr. Lane, our former sole officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

On November 7, 2013, the Company issued Mr. Lane 5,000,000 shares of its $0.001 par value common stock at a price of $0.004 per share for services rendered of $20,000.

During the year ended November 30, 2014 and for the period from inception (October 24, 2013) through the period ended November 30, 2013 the Company paid an individual for consulting services totaling $1,200 and $100, respectively.  As of November 30, 2014 and 2013, the Company owed the individual a total of $100 and $100, respectively.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of November 30, 2014 and 2013, the Company had loans totaling $80,000 and $20,000 and accrued interest totaling $5,026 and $76 due to an entity.  During the year ended November 30, 2014, the interest was $4,950 and $76, respectively.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in October, 2013.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Seale and Beers, CPAs for the audit of our annual financial statements for the years ended November 30, 2014 and November 30, 2013:

		Fiscal Year Ended November 30, 2014	Fiscal Year Ended November 30, 2013

Audit Fees(1)	$	$ 8,000	$ -
Audit-Related Fees		$-	-
Tax Fees		$-	-
All Other Fees		$-	-
Total	$	$ 8,000	$ -

(1)	Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

None.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the "Index to Consolidated Financial Statements" on page 31 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See index to Exhibits.

Exhibit Index
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART SERVER, INC.

By: /S/ Pamela Elliott
         Pamela Elliott, President

Date: March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Pamela Elliott	Chairman of the Board of Directors,	March 17, 2015
Pamela Elliott	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

SMART SERVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smart Server, Inc.

We have audited the accompanying balance sheets of Smart Server, Inc. as of November 30, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2014 and 2013. Smart Server’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Server, Inc. as of November 30, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2014 has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs
Las Vegas, Nevada
March 16, 2015

SMART SERVER, INC.
BALANCE SHEETS
(audited)

	November 30,	November 30,
	2014	2013
ASSETS

Current assets:
Cash	$6,195	$2,086
Prepaid expenses	-	5,000
Total current assets	6,195	7,086

Website, net	4,750	-

Total assets	$10,945	$7,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$4,679	$175
Accounts payable – related party	100	100
Current portion of long term debt – related party	20,000	-
Total current liabilities	24,779	275

Long term liabilities:
Accrued interest payable – related party	5,026	76
Note payable – related party	80,000	20,000
Total long term liabilities	85,026	20,076

Total liabilities	109,805	20,351

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of November 30, 2014 and 2013, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,000,000 shares issued and outstanding
as of November 30, 2014 and 2013, respectively	5,500	5,000
Additional paid in capital	64,500	15,000
Accumulated deficit	(168,860)	(33,265)
Total stockholders' deficit	(98,860)	(13,265)

Total liabilities and stockholders' deficit	$10,945	$7,086

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENT OF OPERATIONS
(audited)

		Inception
	For the year	(October 24, 2013)
	ended	to
	November 30,	November 30,
	2014	2013

Revenue	$-	$-

Operating expenses:
General and administrative	1,229	1,489
Professional fees	127,266	10,000
Consulting fees – related party	1,200	100
Executive compensation - related party	-	20,000
Research and development	-	1,600
Depreciation and amortization	950	-
Total operating expenses	130,645	33,189

Other expense:
Interest expense – related party	(4,950)	(76)
Total other expense	(4,950)	(76)

Net loss	$(135,595)	$(33,265)

Weighted average number of common
shares outstanding - basic	5,293,151	3,157,895

Net loss per share - basic	$(0.03)	$(0.01)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

					Additional
					Paid		Total
	Preferred Shares		Common Shares		In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Inception, (October 24, 2013)	-	$-	-	$-	$-	$-	$-

November 7, 2013
Issuance of common stock for services	-	-	5,000,000	5,000	15,000.00	-	20,000

Net loss	-	-	-	-	-	(33,265)	(33,265)

Balance, November 30, 2013	-	$-	5,000,000	$5,000	$15,000	$(33,265)	$(13,265)

May 1, 2014
Issuance of common stock for cash	-	-	500,000	500	49,500	-	50,000

Net loss	-	-	-	-	-	(135,595)	(135,595)

Balance, November 30, 2014	-	$-	5,500,000	$5,500	$64,500	$(168,860)	$(98,860)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENT OF CASH FLOWS
(audited)

		Inception
	For the year	(October 24, 2013)
	ended	to
	November 30,	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,595)	$(33,265)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services - related party	-	20,000
Depreciation and amortization	950	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	5,000	(5,000)
Increase in accounts payable and accounts payable – related party	4,504	275
Increase in accrued interest payable – related party	4,950	76

Net cash used in operating activities	(120,191)	(17,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	(5,700)	-

Net cash used in investing activities	(5,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	80,000	20,000
Proceeds from the sale of common stock	50,000	-

Net cash provided by financing activities	130,000	20,000

NET CHANGE IN CASH	4,109	2,086

CASH AT BEGINNING OF PERIOD	2,086	-

CASH AT END OF PERIOD	$6,195	$2,086

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for executive compensation - related party	$-	$20,000

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the year ended November 30, 2014 and for the period from inception (October 24, 2013) to November 30, 2013 was $950 and $0, respectively.

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

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the year ended November 30, 2014 and for the period from Inception (October 24, 2013) to November 30, 2013.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014 and 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

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

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)
Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2014 and 2013, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of November 30, 2014 and 2013, no income tax expense has been incurred.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through February 2015 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (October 24, 2013) through the period ended November 30, 2014 of ($168,860). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSES

As of November 30, 2014 and 2013, the Company had prepaid expenses totaling $0 and $5,000, respectively.  The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.

During the year ended November 30, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

On November 7, 2013, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on November 7, 2015.  During the year ended November 30, 2014, this promissory note was reclassified to current portion of long term debt.

On December 5, 2013, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 5, 2015.

On January 30, 2014, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 30, 2016.

On March 3, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 3, 2016.

On March 25, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 25, 2016.

On April 3, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 3, 2016.

On July 25, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on July 25, 2016.

Interest expense for the year ended November 30, 2014 and for the period from inception (October 24, 2013) through the period ended November 30, 2013 is $4,950 and $76, respectively.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 5 – INCOME TAXES

At November 30, 2014 and 2013, the Company had a federal operating loss carryforward of $168,860 and $33,265, respectively, which begins to expire in 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2014 and 2013:

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$57,412	$4,643
Total deferred tax assets	57,412	4,643
Less: Valuation allowance	(57,412)	(4,643)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2014 and 2013 was $57,412 and $4,643, respectively, which will begin to expire in 2033.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2014 and 2013 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2014 and 2013:

	2014	2013
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

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

During the period from inception (October 24, 2013) through the period ended November 30, 2014, there have been no other issuances of common stock.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 7 – WARRANTS AND OPTIONS

As of November 30, 2014 and 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended November 30, 2014 and for the period from inception (October 24, 2013) through the period ended November 30, 2013 the Company paid an individual for consulting services totaling $1,200 and $100, respectively.  As of November 30, 2014 and 2013, the Company owed the individual a total of $100 and $100, respectively.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of November 30, 2014 and 2013, the Company had loans totaling $80,000 and $20,000 and accrued interest totaling $5,026 and $76 due to an entity.  During the year ended November 30, 2014, the interest was $4,950 and $76, respectively.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On January 27, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 27, 2017.

On March 16, 2015, the Company’s current sole officer and director resigned and a new individual was appointed to serve as the sole officer and director of the Company.