Form 10-Q
period 2015-02-28
Smart Server, Inc
filed 2015-04-17
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55182
SMART SERVER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 Graegle Lane, Lincoln, CA	95648
(Address of principal executive offices)	(Zip Code)

(916) 508-5385
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
Yes  ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on April 14, 2015 was 5,500,000 shares.

SMART SERVER, INC.
QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

SMART SERVER, INC.
BALANCE SHEETS
(unaudited)

	February 28,	November 30,
	2015	2014
ASSETS

Current assets:
Cash	$10,879	$6,195
Total current assets	10,879	6,195

Website, net	4,275	4,750

Total assets	$15,154	$10,945

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$16,879	$4,679
Accounts payable - related party	100	100
Current portion of long term debt - related party	50,000	20,000
Total current liabilities	66,979	24,779

Long term liabilities:
Accrued interest payable - related party	6,579	5,026
Note payable - related party	55,000	80,000
Total long term liabilities	61,579	85,026

Total liabilities	128,558	109,805

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of February 28, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,000,000 shares issued and outstanding
as of February 28, 2015 and November 30, 2014, respectively	5,500	5,500
Additional paid in capital	64,500	64,500
Accumulated deficit	(183,404)	(168,860)
Total stockholders' deficit	(113,404)	(98,860)

Total liabilities and stockholders' deficit	$15,154	$10,945

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	February 28,	February 28,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative	16	349
Depreciation and amortization	475	-
Professional fees	12,200	26,626
Professional fees - related party	300	300
Total operating expenses	12,991	27,275

Other expense:
Interest expense - related party	(1,553)	(723)
Total other expense	(1,553)	(723)

Net loss	$(14,544)	$(27,998)

Weighted average number of common
shares outstanding - basic	5,500,000	5,000,000

Net loss per share - basic	$(0.00)	$(0.01)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	February 28,	February 28,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,544)	$(27,998)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	475	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,000
Increase in accounts payable	12,200	(175)
Increase in accrued interest payable - related party	1,553	723

Net cash used in operating activities	(316)	(22,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	5,000	30,000
Proceeds from sale of common stock	-	-

Net cash provided by financing activities	5,000	30,000

NET CHANGE IN CASH	4,684	7,550

CASH AT BEGINNING OF PERIOD	6,195	2,086

CASH AT END OF PERIOD	$10,879	$9,636

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2015
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended November 30, 2014 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

Website
The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the three months ended February 28, 2015 was $475.

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
FEBRUARY 28, 2015
(unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended February 28, 2015.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
FEBRUARY 28, 2015
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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through April 2015 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the three months ended August 31, 2014 of ($14,544). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(unaudited)

NOTE 3 – NOTES PAYABLE

On November 7, 2013, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on November 7, 2015.  During the year ended November 30, 2014, this promissory note was reclassified to current portion of long term debt – related party.

On December 5, 2013, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 5, 2015. During the three months ended February 28, 2015, this promissory note was reclassified to current portion of long term debt – related party.

On January 30, 2014, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 30, 2016.  During the three months ended February 28, 2015, this promissory note was reclassified to current portion of long term debt – related party.

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

On January 7, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 27, 2017.

Interest expense for the three months ended February 28, 2015 was $1,553.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

During the three months ended February 28, 2015, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of February 28, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

SMART SERVER, INC.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2015
(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2015, the Company paid an individual for consulting services totaling $300.  As of February 28, 2015, the Company owed the individual a total of $100.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of February 28, 2015, the Company had loans totaling $105,000 and accrued interest totaling $6,579 due to an entity.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

On April 1, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 1, 2017.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in subsequent Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Smart Server is a development stage company incorporated in the State of Nevada in October of 2013. We were formed to generate revenue through the creation of our mobile payment solution app for platforms such as Apple® and Android®. In November of 2013 we commenced our planned principal operations. At this time, we have no significant assets.

Since our inception on October 24, 2013 through February 28, 2015, we have not generated any revenues and have incurred a net loss of $183,404. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of February 28, 2015 the Company had an accumulated deficit of $183,404. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended February 28, 2015.

Operating expenses totaled $12,991 during the three months ended February 28, 2015 as compared to $27,275 in the prior year. In the three month period ended February 28, 2015, our expenses consisted of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $12,200 of which was professional fees, $300 of which was professional fees – related party, $16 was related to general and administrative costs, and the remaining $475 was depreciation and amortization. The decrease in professional fees is due to decrease in legal work during the three months ended February 28, 2015.

Liquidity and Capital Resources

As of February 28, 2015, the Company has a total of $10,879 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition, we have promissory notes with E. Venture Resources, Inc., for a total of $110,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended February 28,	Three Months ended February 28,
	2015	2014
Net cash used in operating activities	$316	$22,450
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$5,000	$30,000
Net increase/(decrease) in Cash	$4,684	$7,550
Cash, beginning	$6,195	$2,086
Cash, ending	$10,879	$9,636

Operating Expenses

Net cash used in operating activities was $316 for the period ended February 28, 2015, as compared to $22,450 used in operating activities for the period ended February 28, 2014. The increase in net cash used in operating activities was primarily due to decrease in net loss.

Financing activities

Net cash provided by financing activities for the period ended February 28, 2015 was $5,000, as compared to $30,000 for the period ended February 28, 2014. The decrease of net cash provided by financing activities was mainly attributable to less loans from a related party.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $183,404 as of February 28, 2015, and (iii) we have incurred losses of $14,544 as of February 28, 2015. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended February 28, 2015, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended February 28, 2015.

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

SMART SERVER, INC.

Date: April 16, 2015	By:	/s/ Pamela Elliott
Pamela Elliott
President
(Principal Executive Officer and duly authorized signatory)