Form 10-Q
period 2015-05-31
Smart Server, Inc
filed 2015-07-15
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55182

SMART SERVER, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 Graegle Lane, Lincoln, CA	95648
(Address of principal executive offices)	(Zip Code)

(916) 508-5385

(Registrant’s telephone number, including area code)

Copies of Communications to:

Stoecklein Law Group, LLP

401 West A Street

Suite 1150

San Diego, CA 92101

(619) 704-1310

Fax (619) 704-1325

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on July 15, 2015 was 5,500,000 shares.

SMART SERVER, INC.

QUARTERLY PERIOD ENDED MAY 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SMART SERVER, INC.

BALANCE SHEETS

(unaudited)

	May 31,	November 30,
	2015	2014
ASSETS

Current assets:
Cash	$6,937	$6,195
Total current assets	6,937	6,195

Website, net	3,800	4,750

Total assets	$10,737	$10,945

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$9,099	$4,679
Accounts payable - related party	100	100
Current portion of long term debt - related party	85,000	20,000
Total current liabilities	94,199	24,779

Long term liabilities:
Accrued interest payable - related party	8,322	5,026
Note payable - related party	33,000	80,000
Total long term liabilities	41,322	85,026

Total liabilities	135,521	109,805

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of May 31, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,000,000 shares issued and outstanding
as of May 31, 2015 and November 30, 2014, respectively	5,500	5,500
Additional paid in capital	64,500	64,500
Accumulated deficit	(194,784)	(168,860)
Total stockholders' deficit	(124,784)	(98,860)

Total liabilities and stockholders' deficit	$10,737	$10,945

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	54	123	70	472
Depreciation and amortization	475	-	950	-
Professional fees	8,808	42,380	21,008	69,306
Professional fees - related party	300	-	600	-
Total operating expenses	9,637	42,503	22,628	69,778

Other expense:
Interest expense - related party	(1,743)	(1,219)	(3,296)	(1,942)
Total other expense	(1,743)	(1,219)	(3,296)	(1,942)

Net loss	$(11,380)	$(43,722)	$(25,924)	$(71,720)

Weighted average number of
common shares outstanding - basic	5,500,000	5,168,478	5,500,000	5,085,165

Net loss per share-basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	May 31,	May 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,924)	$(71,720)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	950	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,000
Increase in accounts payable	4,420	1,325
(Decrease) in accounts payable - related party	(100)	-
Increase in accrued interest payable - related party	3,296	1,942

Net cash used in operating activities	(17,358)	(63,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	18,000	65,000
Proceeds from sale of common stock	-	50,000

Net cash provided by financing activities	18,000	115,000

NET CHANGE IN CASH	642	51,547

CASH AT BEGINNING OF PERIOD	6,195	2,086

CASH AT END OF PERIOD	$6,837	$53,633

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

Notes to Financial Statements

MAY 31, 2015

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization

The Company was incorporated on October 24, 2013 (Date of Inception) under the laws of the State of Nevada, as Smart Server, Inc.

Nature of operations

The Company will design and develop a mobile payment application that will offer customers at participating restaurants, bars and clubs the ability to pay their bill with their smartphone - without even having to ask for the check.

Year end

The Company’s year end is November 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the six months ended May 31, 2015 was $950.

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

SMART SERVER, INC.

Notes to Financial Statements

MAY 31, 2015

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended May 31, 2015.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SMART SERVER, INC.

Notes to Financial Statements

MAY 31, 2015

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through July 2015 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the six months ended May 31, 2015 of ($25,924). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

SMART SERVER, INC.

Notes to Financial Statements

MAY 31, 2015

(unaudited)

NOTE 3 - NOTES PAYABLE

On November 7, 2013, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on November 7, 2015.  During the year ended November 30, 2014, this promissory note was reclassified to current portion of long term debt - related party.

On December 5, 2013, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 5, 2015. During the six months ended May 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On January 30, 2014, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 30, 2016.  During the six months ended May 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On March 3, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 3, 2016.  During the six months ended May 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On March 25, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 25, 2016.  During the six months ended May 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On April 3, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 3, 2016.   During the six months ended May 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On July 25, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on July 25, 2016.

On January 7, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 27, 2017.

Interest expense for the six months ended May 31, 2015 was $3,296.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

During the six months ended May 31, 2015, there have been no other issuances of common stock.

NOTE 5 - WARRANTS AND OPTIONS

As of May 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

SMART SERVER, INC.

Notes to Financial Statements

MAY 31, 2015

(unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended May 31, 2015, the Company paid an individual for consulting services totaling $600.  As of May 31, 2015, the Company owed the individual a total of $100.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of May 31, 2015, the Company had loans totaling $118,000 and accrued interest totaling $8,322 due to an entity.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements are issued and there are no material subsequent events to disclose.

On June 4, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on June 4, 2017.

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

Since our inception on October 24, 2013 through May 31, 2015, we have not generated any revenues and have incurred net losses. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of May 31, 2015 the Company had an accumulated deficit of $194,784. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended May 31, 2015.

Operating expenses during the six months ended May 31, 2015 were $22,628, $21,008 of which was professional fees associated with legal and accounting expenses, $600 in professional fees paid to a related party, $950 in depreciation and amortization expense and the remaining $70 was related to general and administrative costs.  In comparison, operating expenses during the six month period ended May 31, 2014 were $69,778, of which $68,706 was in professional fees, $600 in professional fees paid to a related party, and the remaining $472 was related to general and administrative costs. The substantive decrease in professional fees is due to decrease in legal work during the three months ended February 28, 2015.

Liquidity and Capital Resources

As of May 31, 2015, the Company has a total of $6,837 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition, we have promissory notes with E. Venture Resources, Inc., for a total of $118,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended May 31,	Six Months ended May 31,
	2015	2014
Net cash used in operating activities	$(17,358)	$(63,453)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$18,000	$115,000
Net increase/(decrease) in Cash	$642	$51,547
Cash, beginning	$6,195	$2,086
Cash, ending	$6,837	$53,633

Operating Expenses

Net cash used in operating activities was $17,358 for the six months ended May 31, 2015, as compared to $63,453 used in operating activities for the comparable period ended May 31, 2014. The decrease in net cash used in operating activities was primarily due to decrease in net loss.

Financing activities

Net cash provided by financing activities for the six months ended May 31, 2015 was $18,000, as compared to $115,000 for the period ended May 31, 2014. The decrease of net cash provided by financing activities was mainly attributable to less loans from a related party.

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

PART II - OTHER INFORMATION

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $194,784 as of May 31, 2015, and (iii) we have incurred losses of $25,924 in the six months ended May 31, 2015. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended May 31, 2015, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities from the time of our inception through the period ended May 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART SERVER, INC.

Date: July 15, 2015	By:	/s/ Pamela Elliot
Pamela Elliott
President
(Principal Executive Officer and duly authorized signatory)