Form 10-Q
period 2015-08-31
Smart Server, Inc
filed 2015-10-20
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Yes [X]  No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on October 20, 2015 was 500,000 shares.

SMART SERVER, INC.

QUARTERLY PERIOD ENDED AUGUST 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMART SERVER, INC.

BALANCE SHEETS

(unaudited)

	August 31,	November 30,
	2015	2014
ASSETS

Current assets:
Cash	$12,253	$6,195
Total current assets	12,253	6,195

Website, net	3,325	4,750

Total assets	$15,578	$10,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,299	$4,679
Accounts payable - related party	100	100
Current portion of long term debt - related party	100,000	20,000
Total current liabilities	110,399	24,779

Long term liabilities:
Accrued interest payable - related party	10,294	5,026
Note payable - related party	33,000	80,000
Total long term liabilities	43,294	85,026

Total liabilities	153,693	109,805

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of August 31, 2015 and November 30, 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 500,000 and 5,500,000 shares issued and outstanding
as of August 31, 2015 and November 30, 2014, respectively	500	5,500
Additional paid in capital	64,500	64,500
Accumulated deficit	(203,155)	(168,860)
Total stockholders' equity (deficit)	(138,115)	(98,860)

Total liabilities and stockholders' equity (deficit)	$15,578	$10,945

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	270	75	340	547
Depreciation and amortization	475	475	1,425	475
Professional fees	5,614	54,560	26,622	123,266
Professional fees - related party	-	300	600	900
Total operating expenses	6,359	55,410	28,987	125,188

Other expense:
Interest expense - related party	(1,972)	(1,513)	(5,268)	(3,455)
Total other expense	(1,972)	(1,513)	(5,268)	(3,455)

Net loss	$(8,331)	$(56,923)	$(34,255)	$(128,643)

Weighted average number of
common shares outstanding - basic	1,750,000	5,224,453	4,240,876	5,500,000

Net loss per share-basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	August 31,	August 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,255)	$(128,643)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	1,425	475
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	5,000
Increase in accounts payable	5,620	3,004
Increase in accrued interest payable - related party	5,268	3,454

Net cash used in operating activities	(21,942)	(116,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(5,700)

Net cash used in investing activities	-	(5,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	33,000	80,000
Proceeds from sale of common stock	-	50,000
Payments for the purchase of treasury stock	(5,000)	-

Net cash provided by financing activities	28,000	130,000

NET CHANGE IN CASH	6,058	7,590

CASH AT BEGINNING OF PERIOD	6,195	2,086

CASH AT END OF PERIOD	$12,253	$9,676

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

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

Website

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the nine months ended August 31, 2015 was $1,425.

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

AUGUST 31, 2015

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended August 31, 2015.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the nine months ended August 31, 2015 of ($34,255). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - NOTES PAYABLE - RELATED PARTY

On November 7, 2013, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on November 7, 2015.  During the year ended November 30, 2014, this promissory note was reclassified to current portion of long term debt - related party.

On December 5, 2013, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 5, 2015. During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On January 30, 2014, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 30, 2016.  During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On March 3, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 3, 2016.  During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

(UNAUDITED)

NOTE 3 - NOTES PAYABLE - RELATED PARTY (CONTINUED)

On March 25, 2014, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on March 25, 2016.  During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On April 3, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 3, 2016. During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On July 25, 2014, the Company executed a promissory note with a related party for $15,000.  The unsecured note bears interest at 6% per annum with principal and interest due on July 25, 2016.  During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party.

On February 27, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on February 27, 2017.

On April 1, 2015, the Company executed a promissory note with a related party for $8,000.  The unsecured note bears interest at 6% per annum with principal and interest due on April 1, 2017.

On May 19, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on May 19, 2017.

On June 4, 2015, the Company executed a promissory note with a related party for $5,000.  The unsecured note bears interest at 6% per annum with principal and interest due on June 4, 2017.

On August 4, 2015, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on August 4, 2017.

Interest expense for the nine months ended August 31, 2015 was $5,268.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

On June 24, 2015, the Company repurchased and cancelled 5,000,000 shares of common stock from a former officer and directory of the Company for $5,000.

On July 24, 2015, the Company issued 5,000,000 shares of common stock for services to an officer and director The Company and the officer and director mutually agreed to rescind the transaction.

NOTE 5 - WARRANTS AND OPTIONS

As of August 31, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2015

(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2015, the Company paid an individual for consulting services totaling $600.  As of August 31, 2015, the Company owed the individual a total of $100.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of August 31, 2015, the Company had loans totaling $133,000 and accrued interest totaling $10,294 due to an entity.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 7 - SUBSEQUENT EVENTS

On October 16, 2015, the shareholders of the Company approved the board of directors to designate the rights and preferences for the preferred stock.

On October 20, 2015, the Company and the officer and director mutually agreed to rescind the issuance of 5,000,000 shares of common stock in exchange for services.

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

Since our inception on October 24, 2013 through August 31, 2015, we have not generated any revenues and have incurred net losses. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of August 31, 2015 the Company had an accumulated deficit of $203,115. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended August 31, 2015.

Operating expenses during the nine months ended August 31, 2015 were $28,987, $26,622 of which was professional fees associated with legal and accounting expenses, $600 in professional fees paid to a related party, $1,425 in depreciation and amortization expense and the remaining $340 was related to general and administrative costs.  In comparison, operating expenses during the nine month period ended August 31, 2014 were $125,188, of which $123,266 was in professional fees, $900 in professional fees paid to a related party, and the remaining $547 was related to general and administrative costs. The substantive decrease in professional fees is due to decrease in legal work during the nine months ended August 31, 2015.

Liquidity and Capital Resources

As of August 31, 2015, the Company has a total of $12,253 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Since inception, we have financed our cash flow requirements through debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition, we have promissory notes with E. Venture Resources, Inc., for a total of $133,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended August 31, 2015	Nine Months ended August 31, 2014
Net cash used in operating activities	$(21,942)	$(116,710)
Net cash used in investing activities	$-	$(5,700)
Net cash provided by financing activities	$28,000	$130,000
Net increase/(decrease) in Cash	$6,058	$7,590
Cash, beginning	$6,195	$2,086
Cash, ending	$12,253	$9,676

Operating Expenses

Net cash used in operating activities was $21,942 for the nine months ended August 31, 2015, as compared to $116,710 used in operating activities for the comparable period ended August 31, 2014. The decrease in net cash used in operating activities was primarily due to decrease in net loss related to the decrease in legal fees.

Financing activities

Net cash provided by financing activities for the nine months ended August 31, 2015 was $28,000, as compared to $130,000 for the period ended August 31, 2014. The decrease of net cash provided by financing activities was mainly attributable to a decrease in loans from a related party.

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

Item 1A Risk Factors.

We are a development stage company organized in October 2013 and have recently commenced operations, making an evaluation of us extremely difficult. At this stage, even with our good faith efforts, there is nothing on which to base an assumption that we will become profitable or generate any significant amount of revenues.

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $203,115 as of August 31, 2015, and (iii) we have incurred losses of $34,255 in the nine months ended August 31, 2015. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Initially, our primary source of revenues will be from advertising on our website (www. http://smart-server.biz/). These revenues are dependent upon our ability to attract new users on our site, among other things. If we are unable to maintain or extend web traffic to, and use of, our site, our advertising revenues may be adversely affected. Currently, our website is not yet fully operational. We are in the process of developing a more advanced site and intend to launch it during the end of the fourth quarter of 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities.

On June 24, 2015, the Company repurchased and cancelled 5,000,000 shares of common stock from a former officer and directory of the Company for $5,000.

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

SMART SERVER, INC.

Date: October 20, 2015	By:	/s/ Pamela Elliot
Pamela Elliott
President
(Principal Executive Officer and duly authorized signatory)