Form 10-K
period 2015-11-30
Smart Server, Inc
filed 2016-03-14
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X] No [  ]

As of May 31, 2015, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $50,000.

The number of shares of Common Stock, $0.001 par value, outstanding on March 11, 2016 was 5,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SMART SERVER, INC.

FOR THE FISCAL YEAR ENDED

NOVEMBER 30, 2015

ii

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

iii

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

We are attempting to build Smart Server into a successful designer of a mobile payment solution app for smart phones and other mobile devices.  In order to generate revenues during the next twelve months, we must:

1. Maintain our website - We believe that the internet is a great marketing tool not only for providing information on our company, but also for providing current information on our upcoming app as well as industry related information regarding new technology and device updates. We recently launched our updated website, which is not yet fully operational, but we have initiated the process of developing a more advanced site where we can provide a more detailed section regarding proprietary app designs and features. We have paid approximately $5,700 towards the development of our website and application.

2. Develop and implement a product development timeline - Smart Server will require the implementation of a detailed timeline to ensure the Company produces a marketable mobile application.  These keys areas will need to be addressed to assist in the assurance of the Company’s success:

•

efficient design and programing writing;

•

extensive Beta testing through friends and family network, or eventually through current users;

•

timely and useful downloadable updates;

•

marketable launch through third party retailer or through the Company’s website.

3. Develop and implement a marketing plan -Smart Server’s planned revenue streams will require an extensive list of contacts to allow for the marketing of our mobile apps. Awareness of the revenue potential Smart Server will be able to deliver through its website and app, will be delivered through the implementation of a number of marketing initiatives including search engine optimization, website completion, hosted video demonstrations, third party service contacts, tradeshow attendance, as well as blogging and other forms of social media which are driven by technology and mobile flexibility. These efforts and the resulting awareness will be key drivers behind the success of our revenue producing operations.

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

Some of the benefits that users will receive from our Smart Server application include:

•

Saves time - Have you ever waited patiently for a server to return your debit or credit card and it was not returned in a timely manner? What’s the point in waiting for your check when you can close out your tab at any time from your smartphone? This can be frustrating when you are in a hurry to pay your bill or you have places to be. With Smart Server you can avoid this entirely by simply paying your bill from your smartphone or tablet at participating restaurants.

•

Reviews - As evident by the popularity of Yelp,  “reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike.” With that being said, we believe an important part of having repeat customers in the restaurant and bar industry is knowing what your customers think about the level of customer service, and the overall experience. To that end, we intend to provide reviews from Smart Server users. Upon implementation, users will be able to review and rate participating restaurants and bars through our app. We believe our reviews will provide valuable feedback to our users, as well as offering an incentive to attract new participating establishments.

•

Promotions - We intend to work with participating restaurants and establishments to offer customers who use Smart Server exclusive rewards, promotions, and special offers. When implemented, these discounts will be available directly from your from and automatically redeemable on your bill.

•

Bill Splitting - Another feature we plan on adding to our app, is a function where Smart Server users can split a bill whenever there are two or more individuals paying the bill. This feature avoids the necessity of having the server split the bill into two separate checks which can be make paying your bill even more complicated, and thus time consuming. When implemented, we believe this feature will make our app even more convenient because it will save your time.

•

Tipping - Yet another feature we intend to make available on our app is the ability to tip your server when paying your bill. Currently, we are researching the viability of adding a mandatory tipping feature to our app, unless the user writes a negative review stating why they decided not to include a tip, whether it was for poor service or the food was unpleasant.

•

Lost debit/credit card - Have you ever handed your credit card to a Server to pay your bill and accidentally left your card? With Smart Server you won’t have to worry about this because you never have to pull your card out of your wallet/purse. This reduces the likelihood of losing your card, your card being stolen, or being forced to come back to pick up your card upon realizing that you left it.

Market and Revenue Generation

In order to generate revenues during the next twelve months, we must:

1.

Develop and implement a marketing plan - Smart Server’s planned revenue streams will require establishing a web presence and improved visibility within the public and private sectors. Initially, we intend to generate advertising revenue primarily from display, audio and video advertising on our website. We anticipate that such advertising will be included on our website soon after we have a fully operational website which we anticipate will be by the end of the second quarter of 2016. We also intend to build revenue based upon profits realized through our sales through advertising Apps. A major key factor in the Company’s success will be the building of third party relationships within the restaurant industry and mobile technology industry.

2.

Develop and implement a comprehensive consumer information website - For the foreseeable future, the company’s website (www.smart-server.biz) will be a primary asset and a potential key source of revenue generation, as well as company information. Currently, management is formulating its plan on how best to employ its resources to expand and improve the site. We are working to add to the functionality of the site including: listing participating merchants where customers can use Smart Server as a mobile payment method, real time testimonials and reviews from actual customers, feedback from participating merchants on how Smart Server actually impacts their businesses by tracking order history and preferences of users. Additionally, we need to optimize the site for search engine rank, as well as renew the look and feel of the site to coincide with our objectives for the Smart Server. We are also analyzing the viability of adding feature where users are given personalized offers and rewards for being loyal patrons and using Smart Server while they frequent participating merchants. Thus far, we have not yet recognized revenues from the website nor is there any indication that we ever will recognize direct revenues from our website. We do not presently have a fully operational website or a market-ready product, nor do we have any customers; thus have generated no revenues.

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

Employees

We are a development stage company and has only one part-time employee, Pamela Elliott, who is the Company’s sole officer and director.

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

Available Information

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Smart Server, Inc., 1960 Graegle Lane, Lincoln, CA 95648.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $217,669 as of November 30, 2015, and (iii) we have incurred a loss of $48,809 for the fiscal year ended November 30, 2015. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Initially, our primary source of revenues will be from advertising on our website (www. http://smart-server.biz/). These revenues are dependent upon our ability to attract new users on our site, among other things. If we are unable to maintain or extend web traffic to, and use of, our site, our advertising revenues may be adversely affected. Currently, our website is not yet fully operational. We are in the process of developing a more advanced site and intend to launch it during the end of the second quarter of 2016.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 1960 Graegle Lane, Lincoln, CA 95648. We have no monthly rent, nor do we accrue any expense for monthly rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented. As a result of our method of operations and business plan, we do not require personnel other than Ms. Elliott to conduct our business. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the OTC Markets PK (OTCPK), under the symbol “SVTZ”). We have been eligible to participate in the OTCPK since July 1, 2014 and from that time until the date of this report our common stock has yet to commence trading.

Holders of Common Stock

As of March 11, 2016, we had approximately 41 stockholders of record of the 5,500,000 total outstanding shares.

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

Recent Sales of Unregistered Securities

On November 16, 2015, the Company sold 5,000,000 shares of common stock to an officer and director for subscriptions receivable of $5,000.  In February 2016, the Company received $5,000.

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

Since our inception on October 24, 2013 through November 30, 2015, we have not generated any revenues and have accumulated a deficit of $217,669. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

Operating Expenses

Operating expenses during the year ended November 30, 2015 were $41,552, $35,623 of which was professional fees associated with legal and accounting expenses, $1,500 in professional fees paid to a related party, $1,900 in depreciation and amortization expense and the remaining $2,529 was related to general and administrative costs.  In comparison, operating expenses during the year ended November 30, 2014 were $130,645, of which $127,266 was in professional fees, $1,200 in professional fees paid to a related party, $950 in depreciation and amortization expense and the remaining $1,229 was related to general and administrative costs. The substantive decrease in professional fees is due to decrease in legal work during the year ended November 30, 2015.

Liquidity and Capital Resources

As of November 30, 2015, the Company had a total of $1,563 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. However, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Fiscal Year ended November 30,	Fiscal Year ended November 30,
	2015	2014
Net cash used in operating activities	$(32,632)	$(120,191)
Net cash used in investing activities	$-	$(5,700)
Net cash provided by financing activities	$28,000	$130,000
Net increase/(decrease) in Cash	$(4,632)	$4,109
Cash, beginning	$6,195	$2,086
Cash, ending	$$1,563	$$6,195

Operating Expenses

Net cash used in operating activities was $32,632 for the year ended November 30, 2015, as compared to $120,191 used in operating activities for the fiscal year ended November 30, 2014. The decrease in amount of cash used in operating activities was primarily due to decrease in professional fees during the year ended November 30, 2015.

Investing activities

Net cash used in investing activities was $0 for the period ended November 30, 2015, as compared to $5,700 used in investing activities for the fiscal year ended November 30, 2014, which was solely attributable to website development costs.

Financing activities

Net cash provided by financing activities for the period ended November 30, 2015 was $28,000, as compared to $130,000 for the fiscal year ended November 30, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-13 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of November 30, 2015.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors. At present, Pamela Elliott is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Pamela Elliott	66	President, CEO, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Pamela R. Elliott. Age 66, President, CEO, Secretary, Treasurer and a Director of Smart Server, has been licensed by the California Department of Real Estate as a sales agent since 1974. She is active in sales, marketing, and training in the real estate industry. With nearly thirty years of management experience in a variety of businesses, including real estate, retailing, manufacturing, consulting, and publishing, Ms. Elliott brings significant pertinent talent to the team.

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

Summary Compensation

Ms. Elliott, our current Principal Executive Officer (PEO) has not received any compensation, including plan or non-plan compensation, nor has our PEO earned any compensation as of the date of this filing, except for the $1,500 and $1,200 in the fiscal years ended November 30, 2015 and 2014, respectively.

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

Transfer Agent

The transfer agent for the common stock will be West Coast Stock Transfer, Inc., 721 N. Vulcan Ave., Suite 205, Encinitas, 92024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 11, 2016 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 5,500,000 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after March 11, 2016 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Pamela Elliott, CEO, President, Secretary, Treasurer, & Director	5,000,000	90.9%

All Directors, Officers and Principle Stockholders as a Group	5,000,000	90.9%

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

On November 7, 2013, the Company issued our former officer and director, Mr. Lane, 5,000,000 shares of its $0.001 par value common stock at a price of $0.004 per share for services rendered of $20,000.

During the year ended November 30, 2014, the Company paid an individual for consulting services totaling $1,200.  As of November 30, 2014, the Company owed the individual a total of $100.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.  During the year ended November 31, 2015, the Company paid this related individual $1,500 in professional fees.

As of November 30, 2015 and 2014, the Company had loans totaling $133,000 and $80,000 and accrued interest totaling $12,283 and $5,026 due to an entity.  During the years ended November 30, 2015 and 2014, interest expense was $7,257 and $4,950, respectively.  In March 2015, there was a new officer and director appointed and the lender is now considered a related party.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

Promoters and Certain Control Persons

We did not have any promoters at any time since our inception in October, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees paid or accrued by us for the audit and other services provided by Seale and Beers, CPAs for the audit of our annual financial statements for the years ended November 30, 2015 and 2014:

	Fiscal Year Ended November 30, 2015	Fiscal Year Ended November 30, 2014

Audit Fees(1)	$9,750	$8,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$9,750	$8,000

(1) AUDIT FEES

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

By: /s/ Pamela Elliot

       Pamela Elliott, President

Date: March 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pamela Elliot	Chairman of the Board of Directors,	March 14, 2016
Pamela Elliott	Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer

SMART SERVER, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

PCAOB Registered Auditors - www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Smart Server, Inc.

We have audited the accompanying balance sheets of Smart Server, Inc. as of November 30, 2015, and 2014, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2015. Smart Server’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smart Server, Inc. as of November 30, 2015 and 2014, and the related statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at November 30, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 10, 2016

SMART SERVER, INC.

BALANCE SHEETS

(audited)

	November 30,	November 30,
	2015	2014
ASSETS

Current assets:
Cash	$1,563	$6,195
Total current assets	1,563	6,195

Website, net	2,850	4,750

Total assets	$4,413	$10,945

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$11,799	$4,679
Accounts payable - related party	-	100
Current portion of long term debt - related party	100,000	20,000
Total current liabilities	111,799	24,779

Long term liabilities:
Accrued interest payable - related party	12,283	5,026
Note payable - related party	33,000	80,000
Total long term liabilities	45,283	85,026

Total liabilities	157,085	109,805

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no and no shares issued and outstanding as of November 30, 2015 and 2014, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,500,000 and 5,500,000 shares issued and outstanding as of November 30, 2015 and 2014, respectively	5,500	5,500
Additional paid in capital	64,500	64,500
Subscriptions receivable	(5,000)	-
Accumulated deficit	(217,669)	(168,860)
Total stockholders' deficit	(152,669)	(98,860)

Total liabilities and stockholders' deficit	$4,413	$10,945

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENT OF OPERATIONS

(audited)

	For the year	For the year
	ended	ended
	November 30,	November 30,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative	2,529	1,229
Depreciation and amortization	1,900	950
Professional fees	35,623	127,266
Professional fees - related party	1,500	1,200
Total operating expenses	41,552	130,645

Other expense:
Interest expense - related party	(7,257)	(4,950)
Total other expense	(7,257)	(4,950)

Net loss	$(48,809)	$(135,595)

Weighted average number of common shares outstanding - basic	5,089,041	5,293,151

Net loss per share - basic	$(0.01)	$(0.03)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(audited)

					Additional
					Paid			Total
	Preferred Shares		Common Shares		In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, November 30, 2013	-	$-	5,000,000	$5,000	$15,000	$-	$(33,265)	$(13,265)

May 1, 2014
Issuance of common stock for cash	-	-	500,000	500	49,500	-	-	50,000

Net loss	-	-	-	-	-	-	(135,595)	(135,595)

Balance, November 30, 2014	-	$-	5,500,000	$5,500	$64,500	$-	$(168,860)	$(98,860)

June 24, 2015
Repurchased and cancellation of common stock	-	-	(5,000,000)	(5,000)	-	-	-	(5,000)

November 16, 2015
Issuance of common stock for cash	-	-	5,000,000	5,000	-	(5,000)	-	-

Net loss	-	-	-	-	-	-	(48,809)	(48,809)

Balance, November 30, 2015	-	$-	5,500,000	$5,500	$64,500	$(5,000)	$(217,669)	$(152,669)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENT OF CASH FLOWS

(audited)

	For the year	For the year
	ended	ended
	November 30,	November 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,809)	$(135,595)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,900	950
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	5,000
Increase in accounts payable and accounts payable - related party	7,120	4,504
Increase in accrued interest payable - related party	7,257	4,950

Net cash used in operating activities	(32,632)	(120,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	-	(5,700)

Net cash used in investing activities	-	(5,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	33,000	80,000
Proceeds from the sale of common stock	-	50,000
Payments for the purchase of treasury stock	(5,000)	-

Net cash provided by financing activities	28,000	130,000

NET CHANGE IN CASH	(4,632)	4,109

CASH AT BEGINNING OF PERIOD	6,195	2,086

CASH AT END OF PERIOD	$1,563	$6,195

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Website

The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company has commenced amortization upon completion of the Company’s fully operational website.  Amortization expense for the years ended November 30, 2015 and 2014 was $1,900 and $950, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended November 30, 2015 and 2014.

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015 and 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

(AUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of November 30, 2015 and 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of November 30, 2015 and 2014, no income tax expense has been incurred.

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through March 2016 and believes that none of them will have a material effect on the company’s financial statements except for the following ASU below.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring startup costs and expenses. As a result, the Company incurred accumulated net losses from Inception (October 24, 2013) through the period ended November 30, 2015 of ($217,669). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 3 - PREPAID EXPENSES

As of November 30, 2015 and 2014, the Company had prepaid expenses totaling $0 and $0, respectively. The prepaid professional fees will be expensed on a straight line basis over the remaining life of the service period.

During the year ended November 30, 2014, the Company amortized the entire balance of prepaid expenses upon the completion of services rendered to the Company.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

On November 7, 2013, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on November 7, 2015.  During the year ended November 30, 2014, this promissory note was reclassified to current portion of long term debt - related party.  As of the date of this filing, the note is in default.

On December 5, 2013, the Company executed a promissory note with a related party for $10,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 5, 2015. During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party. As of the date of this filing, the note is in default.

On January 30, 2014, the Company executed a promissory note with a related party for $20,000.  The unsecured note bears interest at 6% per annum with principal and interest due on January 30, 2016.  During the nine months ended August 31, 2015, this promissory note was reclassified to current portion of long term debt - related party. As of the date of this filing, the note is in default.

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

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY (CONTINUED)

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

Interest expense for the years ended November 30, 2015 and 2014 was $7,257 and $4,950, respectively.

NOTE 5 - INCOME TAXES

At November 30, 2015 and 2014, the Company had a federal operating loss carryforward of $217,669 and $168,860, respectively, which begins to expire in 2033.

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2015 and 2014:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$76,184	$57,412
Total deferred tax assets	76,184	57,412
Less: Valuation allowance	(76,184)	(57,412)
Net deferred tax assets	$--	$--

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 5 - INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of November 30, 2015 and 2014 was $76,814 and $57,412, respectively, which will begin to expire in 2033.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2015 and 2014 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2015 and 2014:

	2015	2014
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 - STOCKHOLDERS’ EQUITY

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

On July 24, 2015, the Company issued 5,000,000 shares of common stock for services to an officer and director.  The Company and the officer and director mutually agreed to rescind the transaction.

On November 16, 2015, the Company sold 5,000,000 shares of common stock to an officer and director for subscriptions receivable of $5,000.  In February 2016, the Company received $5,000.

SMART SERVER, INC.

Notes to Financial Statements

(AUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

During the period from inception (October 24, 2013) through the period ended November 30, 2015, there have been no other issuances of common stock.

NOTE 7 - WARRANTS AND OPTIONS

As of November 30, 2015 and 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the year ended November 30, 2015 and 2014 the Company paid an individual for consulting services totaling $1,500 and $1,200, respectively.  As of November 30, 2015 and 2014, the Company owed the individual a total of $0 and $100, respectively.  In March 2015, the individual was appointed as a member of the board of directors and as an officer of the Company and now the individual is considered a related party.

As of November 30, 2015 and 2014, the Company had loans totaling $133,000 and $80,000 and accrued interest totaling $12,283 and $5,026 due to an entity. During the years ended November 30, 2015 and 2014, the interest expense was $7,257 and $4,950, respectively. In March 2015, there was a new officer and director appointed and the lender is now considered a related party. The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 9 - SUBSEQUENT EVENTS

On December 10, 2015, the Company executed a promissory note with a related party for $8,000.  The unsecured note bears interest at 6% per annum with principal and interest due on December 10, 2017.