Form 10-Q/A
period 2016-02-29
Smart Server, Inc
filed 2016-04-20
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Amendment No. 1 to

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X]  No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on April 19, 2016 was 5,500,000 shares.

SMART SERVER, INC.

QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

EXPLANATORY NOTE FOR AMENDMENT #1

This Amendment #1 to our Quarterly Report dated February 29, 2016, only furnishes the XBRL presentation not filed with the previous 10Q filed on April 19, 2016. Other than making formatting improvements to the Form 10-Q in this amendment, no other changes, revisions, or updates were made to the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMART SERVER, INC.

BALANCE SHEETS

(unaudited)

	February 29,	November 30,
	2016	2015
ASSETS

Current assets:
Cash	$9,062	$1,563
Total current assets	9,062	1,563

Website, net	2,375	2,850

Total assets	$11,437	$4,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,299	$11,799
Current portion of long term debt - related party	105,000	100,000
Total current liabilities	112,299	111,799

Long term liabilities:
Accrued interest payable - related party	14,459	12,283
Note payable - related party	41,000	33,000
Total long term liabilities	55,459	45,283

Total liabilities	167,758	157,082

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of February 29, 2016 and November 30, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,500,000 shares issued and outstanding
as of February 29, 2016 and November 30, 2015, respectively	5,500	5,500
Additional paid in capital	64,500	64,500
Subscriptions receivable	-	(5,000)
Accumulated deficit	(226,321)	(217,669)
Total stockholders' equity (deficit)	(156,321)	(152,669)

Total liabilities and stockholders' equity (deficit)	$11,437	$4,413

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	February 29,	February 28,
	2016	2015

Revenue	$-	$-

Operating expenses:
General and administrative	2,850	16
Depreciation and amortization	475	475
Professional fees	3,151	12,200
Professional fees - related party	-	300
Total operating expenses	6,476	12,991

Other expense:
Interest expense - related party	(2,176)	(1,553)
Total other expense	(2,176)	(1,553)

Net loss	$(8,652)	$(14,544)

Weighted average number of common
shares outstanding - basic	5,500,000	5,500,000

Net loss per share - basic	$(0.00)	$(0.00)

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

SMART SERVER, INC.

Date: April 20, 2016	By:	/s/ Pamela Elliot
Pamela Elliott
President
(Principal Executive Officer and duly authorized signatory)