Form 10-Q
period 2016-05-31
Smart Server, Inc
filed 2016-07-05
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of shares of Common Stock, $0.001 par value, outstanding on July 1, 2016 was 5,500,000 shares.

SMART SERVER, INC.

QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SMART SERVER, INC.

BALANCE SHEETS

(unaudited)

	May 31,	November 30,
	2016	2015

ASSETS

Current assets:
Cash	$1,783	$1,563
Prepaid expense	7,500	-
Total current assets	9,283	1,563

Website, net	1,900	2,850

Total assets	$11,183	$4,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,799	$11,799
Current portion of accrued interest payable - related party	15,421
Current portion of long term debt - related party	118,000	100,000
Total current liabilities	146,220	111,799

Long term liabilities:
Accrued interest payable - related party	1,397	12,283
Note payable - related party	38,000	33,000
Total long term liabilities	39,397	45,283

Total liabilities	185,617	157,082

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no and no shares issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,500,000 and 5,500,000 shares issued and outstanding as of May 31, 2016 and November 30, 2015, respectively	5,500	5,500
Additional paid in capital	64,500	64,500
Subscriptions receivable	-	(5,000)
Accumulated deficit	(244,434)	(217,669)
Total stockholders' equity (deficit)	(174,434)	(152,669)

Total liabilities and stockholders' equity (deficit)	$11,183	$4,413

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,757	54	5,607	70
Depreciation and amortization	475	475	950	950
Professional fees	12,522	8,808	15,673	21,008
Professional fees - related party	-	300	-	600
Total operating expenses	15,754	9,637	22,230	22,628

Other expense:
Interest expense - related party	(2,359)	(1,743)	(4,535)	(3,296)
Total other expense	(2,359)	(1,743)	(4,535)	(3,296)

Net loss	$(18,113)	$(11,380)	$(26,765)	$(25,924)

Weighted average number of common shares outstanding - basic	5,500,000	5,500,000	5,500,000	5,500,000

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	May 31,	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,765)	$(25,924)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	950	950
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(7,500)	-
Increase in accounts payable	1,000	4,420
(Decrease) in accounts payable - related party	-	(100)
Increase in accrued interest payable - related party	4,535	3,296

Net cash used in operating activities	(27,780)	(17,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	23,000	18,000
Proceeds from sale of common stock	5,000	-

Net cash provided by financing activities	28,000	18,000

NET CHANGE IN CASH	220	642

CASH AT BEGINNING OF PERIOD	1,563	6,195

CASH AT END OF PERIOD	$1,783	$6,837

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Website

The Company capitalizes the costs associated with the development of the Company's website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company has commenced amortization upon completion of the Company's fully operational website.  Amortization expense for the six months ended May 31, 2016 was $950.

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

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended May 31, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through June 2016 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the six months ended May 31, 2016 of ($26,765). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 - PREPAID EXPENSES

As of May 31, 2016 and November 30, 2015, the Company had prepaid expenses totaling $7,500 and $0, respectively.  The prepaid OTC listing fees will be expensed on a straight line basis over the remaining life of the service period.

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

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - NOTES PAYABLE - RELATED PARTY (CONTINUED)

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

Interest expense for the six months ended May 31, 2016 was $4,535.

NOTE 5 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

In February 2016, the Company received $5,000 for the subscriptions receivable from the sale of common stock in November 2015.

NOTE 6 - WARRANTS AND OPTIONS

As of May 31, 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

SMART SERVER, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

As of May 31, 2016, the Company had loans totaling $156,000 and accrued interest totaling $16,818 due to an entity.  The lender is an entity that is owned and controlled by a family member of an officer and director of the Company.

NOTE 8 - SUBSEQUENT EVENTS

On June 15, 2016, the Company executed a promissory note with a related party for $2,000.  The unsecured note bears interest at 6% per annum with principal and interest due on June 15, 2018.

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

Since our inception on October 24, 2013 through May 31, 2016, we have not generated any revenues and have accumulated a deficit of $244,434. Since November of 2013 our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app.  Our ability to continue as a going concern is dependent on being able to obtain adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2016 and 2015

Operating expenses totaled $15,754 during the three months ended May 31, 2016, as compared to $9,637 in the prior year. In the three month period ended May 31, 2016, our expenses consisted of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $12,522 of which was professional fees, $2,757 was related to general and administrative costs, and the remaining $475 was depreciation and amortization. The increase in professional fees is due to increase in legal work related to the public filings during the three months ended May 31, 2016.

Results of Operations for the Six Months Ended May 31, 2016 and 2015

Operating expenses totaled $22,230 during the six months ended May 31, 2016, as compared to $22,628 in the prior year. In the six month period ended May 31, 2016, our expenses consisted of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $15,673 of which was professional fees, $5,607 was related to general and administrative costs, and the remaining $950 was depreciation and amortization. The slight decrease in professional fees is mainly due to decrease in legal work related to the public filings during the six months ended May 31, 2016.

Liquidity and Capital Resources

As of May 31, 2016, the Company has a total of $1,783 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Additionally, we will not be able to fully implement our improved website or complete the development of our app, which will negatively impact the receipt of any significant revenues.

Since inception, we have financed our cash flow requirements through equity and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt sales from our mobile app.  In addition, we have promissory notes with E. Venture Resources, Inc., for a total of $156,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months ended May 31,	Six Months ended May 31,
	2016	2015
Net cash used in operating activities	$(27,780)	$(17,358)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$28,000	$18,000
Net increase/(decrease) in Cash	$220	$642
Cash, beginning	$1,563	$6,195
Cash, ending	$1,783	$6,837

Operating Expenses

Net cash used in operating activities was $27,780 for the period ended May 31, 2016, as compared to $17,358 used in operating activities for the period ended May 31, 2015. The increase in net cash used in operating activities was primarily due to increase in net loss, and increase in prepaid expenses and a decrease in accounts payable.

Financing activities

Net cash provided by financing activities for the period ended May 31, 2016 was $28,000, as compared to $18,000 for the period ended May 31, 2015. The increase in net cash provided by financing activities was mainly attributable to increased loans from a related party.

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

We were incorporated in October 2013 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficit of $244,434 as of May 31, 2016, and (iii) we have incurred losses of $26,765 for the six months ended May 31, 2016. We have been focused on organizational, start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees. We do not presently have a market-ready product and we currently do not have any customers. As such, we have generated no revenues.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three month period ended May 31, 2016, we did not have any sales of unregistered securities.

Issuer Purchases of Equity Securities.

We did not repurchase any of our equity securities during the three month period ended May 31, 2016.

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

SMART SERVER, INC.

Date: July 1, 2016	By:	/s/ Pamela Elliot
Pamela Elliott
President
(Principal Executive Officer and duly authorized signatory)