Form 10-Q
period 2016-08-31
Smart Server, Inc
filed 2016-10-17
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55182

SMART SERVER, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 370, Charlotte, NC	28211
(Address of principal executive offices)	(Zip Code)

(980) 297-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on October 17, 2016 was 5,500,000 shares.

SMART SERVER, INC.
QUARTERLY PERIOD ENDED AUGUST 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SMART SERVER, INC.
BALANCE SHEETS
(unaudited)

	August 31,	November 30,
	2016	2015
ASSETS

Current assets:
Cash	$5,059	$1,563
Prepaid expense	5,000	-
Total current assets	10,059	1,563

Website, net	1,425	2,850

Total assets	$11,484	$4,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$12,851	$11,799
Current portion of long term debt - related party	-	100,000
Total current liabilities	12,851	111,799

Long term liabilities:
Accrued interest payable - related party	1,590	12,283
Note payable - related party	-	33,000
Convertible note payable - related party	197,358	-
Total long term liabilities	198,948	45,283

Total liabilities	211,799	157,082

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no and no shares issued and outstanding
as of August 31, 2016 and November 30, 2015, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 5,500,000 and 5,500,000 shares issued and outstanding
as of August 31, 2016 and November 30, 2015, respectively	5,500	5,500
Additional paid in capital	66,500	64,500
Subscriptions receivable	-	(5,000)
Accumulated deficit	(272,315)	(217,669)
Total stockholders' equity (deficit)	(200,315)	(152,669)

Total liabilities and stockholders' equity (deficit)	$11,484	$4,413

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,574	270	8,181	340
Depreciation and amortization	475	475	1,425	1,425
Professional fees	20,651	5,614	36,324	26,622
Professional fees - related party	1,500	-	1,500	600
Total operating expenses	25,200	6,359	47,430	28,987

Other expense:
Interest expense - related party	(2,681)	(1,972)	(7,216)	(5,268)
Total other expense	(2,681)	(1,972)	(7,216)	(5,268)

Net loss	$(27,881)	$(8,331)	$(54,646)	$(34,255)

Weighted average number of common
shares outstanding - basic	5,500,000	3,869,565	5,500,000	4,952,555

Net loss per share - basic	$(0.02)	$(0.00)	$(0.02)	$(0.01)

See Accompanying Notes to Financial Statements.

SMART SERVER, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	August 31,	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,646)	$(34,255)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	1,425	1,425
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,000)	-
Increase in accounts payable	1,052	5,620
(Decrease) Increase in accrued interest payable - related party	(10,693)	5,268

Net cash used in operating activities	(67,862)	(21,942)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	222,358	33,000
Repayments for note payable - related party	(158,000)	-
Proceeds from sale of common stock	5,000	-
Donated capital	2,000	-
Payments for the purchase of treasury stock	-	(5,000)

Net cash provided by financing activities	71,358	28,000

NET CHANGE IN CASH	3,496	6,058

CASH AT BEGINNING OF PERIOD	1,563	6,195

CASH AT END OF PERIOD	$5,059	$12,253

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

These statements reflect all material adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2015 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated on October 24, 2013 (Date of Inception) under the laws of the State of Nevada, as Smart Server, Inc.

Nature of operations

The Company is a shell company with no current operations. Previously, the Company was in the process of designing and developing a mobile payment application.

Year end

The Company’s year end is November 30.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Website

In connection with its prior operations, the Company capitalized the costs associated with the development of the proposed website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website were expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.   The Company commenced amortization upon completion of the website, however, the Company is no longer continuing these operations.  Amortization expense for the nine months ended August 31, 2016 was $1,425.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

In connection with the Company’s prior operations, advertising costs were expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended August 31, 2016.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through October 2016 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is a shell company with no operations and, accordingly, has not yet generated revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the nine months ended August 31, 2016 of $54,646. In addition, the Company’s previous development activities since inception were financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenue. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PREPAID EXPENSES

As of August 31, 2016 and November 30, 2015, the Company had prepaid expenses for a prepaid OTC listing fee totaling $5,000 and $0, respectively. The prepaid OTC listing fees will be expensed on a straight line basis over the remaining life of the service period.

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

NOTE 4 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

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

On April 1, 2015, the Company executed a promissory note with a related party for $8,000. The unsecured note bears interest at 6% per annum with principal and interest due on April 1, 2017. During the three months ended May 31, 2016, this promissory note was reclassified to current portion of long term debt – related party.

On May 19, 2015, the Company executed a promissory note with a related party for $5,000. The unsecured note bears interest at 6% per annum with principal and interest due on May 19, 2017. During the three months ended May 31, 2016, this promissory note was reclassified to current portion of long term debt – related party.

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

On June 15, 2016, the Company executed a promissory note with a related party for $2,000. The usecured note bears interest at 6% per annum with principal and interest due on June 15, 2018.

On July 13, 2016, the Company repaid the outstanding principal and accrued interest to the lender under the promissory notes identified above.

Interest expense for the nine months ended August 31, 2016 and 2015 for notes payable – related party was $5,626 and $5,268, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

On July 13, 2016, the Company received financing of $191,858 from an entity owned and controlled by its current officer and director, Steven R. Berrard. Effective August 31, 2016, the Company increased the amount of the unsecured loan to $197,358. The unsecured loan is due on July 13, 2026 and bears interest at 6% per annum. The loan is convertible at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. The estimated conversion price of $0.06 was higher than the last sale of common stock for cash and therefore no beneficial conversion feature was recorded.

Effective August 31, 2016, the principal amount of the loan was amended to include additional amounts loaned to the Company totaling $5,500. The additional funds have the same terms as the original note dated July 13, 2016 as discussed above. As of August 31, 2016, the total amount owed is $197,358.

Interest expense for the nine months ended August 31, 2016 and 2015 for convertible notes payable – related party was $1,590 and $0, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.

In February 2016, the Company received $5,000 for the subscriptions receivable from the sale of common stock in November 2015.

In July 2016, the Company received donated capital of $2,000 from a shareholder of the Company.

NOTE 7 – WARRANTS AND OPTIONS

As of August 31, 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of August 31, 2016, the Company had loans totaling $197,358 and accrued interest totaling $1,590 due to an entity. The lender is an entity that is owned and controlled by a current officer and director of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” ‘intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in subsequent Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by law.

Smart Server was incorporated in the State of Nevada in October of 2013. In November of 2013 we commenced our previously planned operations relating to the design and development of a mobile payment application. These operations have ceased and we have no current operations and no significant assets.

Since our inception on October 24, 2013 through August 31, 2016, we have not generated any revenue and have accumulated a deficit of $272,315. Previously, our business activity has focused around the development of our corporate entity, business plan, marketing strategy, contact development, website design and the program writing of our mobile payment solution app. Currently, the Company is a shell company with no current operations.

On July 13, 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 5,475,000 shares of common stock (the “Shares”) of the Company from Pamela Elliott, pursuant to an Amended and Restated Stock Purchase Agreement, dated July 13, 2016. The Shares acquired by Berrard Holdings represent 99.5% of the Company’s issued and outstanding shares of common stock. Steven R. Berrard has voting and dispositive control over Berrard Holdings.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 31, 2016 and 2015

Operating expenses totaled $25,200 during the three months ended August 31, 2016, as compared to $6,359 in the prior year period. In the three month period ended August 31, 2016, our expenses consisted of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $22,151 represented professional fees, $2,574 represented general and administrative costs, and the remaining $475 represented depreciation and amortization. The increase in professional fees is due to the increase in legal work related to the public filings and for work associated with the change of control transaction during the three months ended August 31, 2016, as described above.

Results of Operations for the Nine Months Ended August 31, 2016 and 2015

Operating expenses totaled $47,430 during the nine months ended August 31, 2016, as compared to $28,987 in the prior year period. In the nine month period ended August 31, 2016, our expenses consisted of legal and accounting expenses and general and administrative costs associated with filing of regulatory reports for public reporting companies, $37,824 represented professional fees, $8,181 represented general and administrative costs, and the remaining $1,425 represented depreciation and amortization. The increase in professional fees is mainly due to the increase in legal work related to the public filings and for work associated with the change of control transaction during the nine months ended August 31, 2016, described above.

Liquidity and Capital Resources

As of August 31, 2016, the Company has a total of $5,059 in available cash. If we do not receive additional funds, we will not be able to continue in business for the next 12 months with our currently available capital.

Since inception, we have financed our cash flow requirements through equity and debt financing. We may, and most likely will, continue to experience net negative cash flows from operations. During the three months ended August 31, 2016, we received debt financing from a related party totaling $197,358. The convertible debt is due on July 13, 2026 and bears interest at 6% per annum. The debt is convertible at the greater of $0.06 per share or 50% of the price per share in the next qualified offering which is defined as $500,000. In addition, we have repaid all promissory notes with E. Venture Resources, Inc., for a total of $158,000. The terms of the promissory notes provided for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. See Notes 4 and 5 for additional information related to the convertible debt and promissory note. In the future we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months ended August 31,	Nine Months ended August 31,
	2016	2015
Net cash used in operating activities	$(67,862)	$(21,942)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$71,358	$28,000
Net increase in Cash	$3,496	$6,058
Cash, beginning	$1,563	$6,195
Cash, ending	$5,059	$12,253

Operating Expenses

Net cash used in operating activities was $67,862 for the period ended August 31, 2016, as compared to $21,942 used in operating activities for the period ended August 31, 2015. The increase in net cash used in operating activities was primarily due to the increase in net loss, and the increase in prepaid expenses and an decrease in accrued interest payable – related party.

Financing activities

Net cash provided by financing activities for the period ended August 31, 2016 was $71,358, as compared to $28,000 for the period ended August 31, 2015. The increase in net cash provided by financing activities was mainly attributable to increased loans from a related party.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Not applicable.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

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

SMART SERVER, INC.

Date: October 17, 2016	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Executive Officer, Interim Chief Financial Officer and Secretary