Form 10-K
period 2016-12-31
RumbleON, Inc.
filed 2017-02-15
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-54219
RumbleON, INC.
(Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 370, Charlotte, North Carolina 28211
(Address of principal executive offices)
(704) 448-5240
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class B Common Stock, $0.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of shares held by non-affiliates of the registrant (computed by reference to the price at which the common equity was last sold) was approximately $122,500.
The number of shares of Class B Common Stock, $0.001 par value, outstanding on February 13, 2017 was 6,923,809 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on February 13, 2017.

RUMBLEON, INC.
Table of Contents to Annual Report on Form 10-K
for the Year Ended December 31, 2016

i

PART I
Item 1.
Business.
Background and Overview
RumbleON, Inc., a Nevada corporation, is an early stage company with a business plan to create a unique, capital light, and disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles. It is our goal to have the platform recognized as the most trusted and effective solution for the sale, acquisition, and distribution of recreation vehicles and provide users an efficient, fast, transparent, and engaging experience. Our initial focus is the market for 650cc and larger on road motorcycles, particularly those concentrated in the Harley Davidson brand; we will look to extend to other brands and additional vehicle types and products as the platform matures. In this Annual Report on Form 10-K, we refer to RumbleON, Inc. as "RumbleON," "RMBL," the "Company," "we," "us," and "our," and similar words.
Serving both consumers and dealers, RumbleON will make such consumers or dealers a cash offer for the purchase of their vehicle or will provide them the flexibility to trade, list, consign, or auction their vehicle through the website and mobile app of RumbleON and our partner dealers. In addition, RumbleON will offer a large inventory of vehicles for sale on its website and will offer financing and associated products. RumbleON operations are designed to be highly scalable by working through an infrastructure and capital light model created by forging a synergistic relationship with dealers. RumbleON will utilize partner dealers in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, RumbleON will earn fees and transaction income, and partner dealers will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.
RumbleON will be driven by a proprietary technology platform, designed by an experienced development team. RumbleON acquired this platform on February 8, 2017 through its acquisition of NextGen (the "NextGen Acquisition"), as more fully described below, and anticipates the platform will be fully implemented by the RumbleON team in partnership with the developer over the next 60 days. The system provides integrated accounting, appraisal, inventory management, CRM, lead and call center management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of successful dealer and high quality online software applications solutions including applications for vehicle appraisal and inventory management, credit reporting and compliance, CRM and lead management, and a vehicle purchase platform. The product suite currently has modules supporting the motorcycle, RV, and marine and auto segments and is easily expandable for additional products in the future.
Our principal executive offices are located at 4521 Sharon Road, Suite 370, Charlotte, North Carolina 28211 and our telephone number is (704) 448-5240. Our Internet website is www.rumbleon.com. The website address provided in this Annual Report on Form 10-K for the year ended December 31, 2016 (this "Form 10-K") is not intended to function as a hyperlink and information obtained on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K or any filing with the Securities and Exchange Commission (the "SEC"). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our Investor Relations website at www.rumbleon.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.
Corporate History
RumbleON, Inc. was originally incorporated in the State of Nevada in October 2013 as a development stage company under the name Smart Server, Inc. ("Smart Server"). Smart Server was formed to engage in the business of designing and developing computer application software for smart phones and tablet computers to provide customers at participating restaurants, bars, and clubs the ability to pay their bill with their smartphone without having to ask for the check. Smart Server ceased its software development activities in 2015 and, having no operations and no or nominal assets, met the definition of a "shell company" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations thereunder. Smart Server continued as a public shell company through the year ended December 31, 2016, however Smart Server engaged in no business or operations during 2016.
In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 5,475,000 shares of common stock of Smart Server from the prior owner of such shares pursuant to an Amended and Restated Stock Purchase Agreement, dated July 13, 2016. The shares acquired by Berrard Holdings represented 99.5% of the Smart Server’s issued and outstanding shares of common stock. Steven Berrard, a director and our Chief Financial Officer and Secretary, has voting and dispositive control over Berrard Holdings. The aggregate purchase price of the shares was $148,141. In addition, at the closing, Berrard Holdings loaned Smart Server, and Smart Server executed a promissory note, in the principal amount of $191,858 payable to Berrard Holdings. Effective August 31, 2017, the note was amended to increase the principal amount by $5,500 to $197,358 in aggregate amount payable to Berrard Holdings.

In October 2016, Berrard Holdings sold an aggregate of 3,312,500 shares of Smart Server common stock to Marshall Chesrown, our Chairman of the Board and Chief Executive Officer, and certain other purchasers pursuant to letter agreements (each, a "Purchase Agreement"), dated October 24, 2016. The 2,412,500 shares acquired by Mr. Chesrown represented 43.9% of Smart Server’s issued and outstanding shares of common stock. The remaining shares owned by Berrard Holdings after giving effect to the transaction represented 39.3% of Smart Server’s issued and outstanding shares of common stock. The aggregate purchase price for the shares sold in this transaction was $139,125.
On November 28, 2016, RumbleON completed a private placement (the "Private Placement") with certain accredited investors (the "Purchasers"), with respect to the sale of an aggregate of 900,000 shares of Smart Server common stock at a purchase price of $1.50 per share for total consideration of $1,350,000. In connection with the Private Placement, Smart Server also entered into loan agreements with the Purchasers pursuant to which the Purchasers will loan the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020, pursuant to the terms of the convertible promissory note attached to each of the Loan Agreements.
On January 8, 2017, Smart Server entered into an Asset Purchase Agreement (the "NextGen Agreement") with NextGen Dealer Solutions, LLC ("NextGen"), Halcyon Consulting, LLC ("Halcyon"), and members of Halcyon signatory thereto ("Halcyon Members," and together with Halcyon, the "Halcyon Parties") pursuant to which NextGen agreed to sell to the Company substantially all of the assets of NextGen in exchange for a payment of approximately $750,000 in cash, the issuance to NextGen of 1,523,809 unregistered shares of Company common stock (the "Purchaser Shares"), the issuance of a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the "Acquisition Note") and the assumption by the Company of certain specified post-closing liabilities of NextGen under the contracts being assigned to the Company as part of the transaction. On February 8, 2017, the Company assigned to NextGen Pro, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("NextGen Pro"), the right to acquire NextGen's assets and liabilities (but not any other rights or obligations under the NextGen Agreement). NextGen and the Halcyon Parties are collectively referred to as the "Seller Parties."
On January 9, 2017, the Company's Board of Directors (the "Board") and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment") to change the name Smart Server, Inc. to RumbleON, Inc. and to create an additional class of Company common stock. The Certificate of Amendment became effective on February 13, 2017 (the "Effective Date"), after the notice and accompanying Information Statement describing the amendment was furnished to non-consenting stockholders of the Company in accordance with Nevada and Federal securities law.
Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock," and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of Class A Common Stock will be entitled to 10 votes per share of Class A Common Stock issued and outstanding and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding.
Also on January 9, 2017, the Company's Board and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Mr. Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Mr. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard.
Also, on February 8, 2017 (the "Closing Date"), RumbleON and NextGen Pro completed the NextGen Acquisition in exchange for approximately $750,000 in cash, the Purchaser Shares, the Acquisition Note, and the other consideration described above. The Acquisition Note matures on the third anniversary of the Closing Date (the "Maturity Date"). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the Closing Date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the Closing Date through the Maturity Date. The Company's obligations under the Acquisition Note are secured by substantially all the assets of the NextGen Pro pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of the Closing Date. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all of the Company's obligations under the Acquisition Note. The descriptions of the Guaranty Agreement and Security Agreement are qualified by reference to copies of these agreements, which are attached as Exhibit 10.12 and 10.13 to this Form 10-K and are incorporated herein by reference
On February 14, 2017, the Company filed a press release announcing completion of the NextGen Acquisition. The press release is attached as Exhibit 99.1 to this Form 10-K and is incorporated herein by reference.

On February 13, 2017, the Effective Date, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada changing the Company's name to RumbleON, Inc. and creating the Class A and Class B Common Stock. Also on the Effective Date, the Company issued an aggregate of 1,000,000 shares of Class A Common Stock to Messrs. Chesrown and Berrard in exchange for an aggregate of 1,000,000 shares of Class B Common Stock held by them. Also on the Effective Date, the Company amended its bylaws to reflect the name change to RumbleON, Inc. and to reflect the Company's primary place of business as Charlotte, North Carolina.
Our Strategy
RumbleON's strategy is to provide a complete online, direct, pre-owned recreational vehicle marketplace solution for both consumers and dealers, while providing dealers access to additional software solutions and services allowing them to earn incremental revenue and enhance profitability through increased sales leads, and fees earned from inspection, reconditioning and distribution programs. The recognition of the need for RMBL solutions is the result of our management team gaining a clear understanding of the key drivers of complete supply chain solutions to create a different and disruptive way to both acquire and distribute cars and trucks online from their deep experience in the automotive sector with disruptive businesses such as: AutoNation, Auto America, and Vroom. We believe that there is a significant opportunity to disrupt the pre-owned marketplace in recreational vehicles as it suffers from many of the same negative consumer sentiments and dealer practices that existed in the automotive sector prior to the advent of and the significant influx of new entrants with improved business models. In addition, the recreation vehicle segment lacks the significant competition that exists in the automotive sector due to its fragmented dealer network, relative size and the niche nature of its products. Management believes consumers prefer to transact through a well-designed online/mobile solution, with a broad selection of vehicles at highly competitive prices. RumbleON applications will provide appraisal, cash-offer, vehicle listing or consignment, financing options, and logistics/delivery solutions designed to provide an exceptional consumer experience. We intend to replicate and improve upon the positive attributes of the various "Sell us your car" and other related programs that have proven successful in automotive retail for entities such as AutoNation, CarMax, Carvana, Vroom and others.
RumbleON dealer strategy is focused on creating a synergistic relationship wherein dealers have the ability to leverage the RumbleON marketplace and dealer services offerings to drive increased revenue through the purchase or sale of vehicles via the online platform and the ability to earn fees from inspection, reconditioning and distribution programs. Dealer partners will have the ability to show the complete RumbleON vehicle inventory on their website and will have access to preferred pricing on the acquisition of vehicles. Management believes that partners utilizing the platform will significantly enhance their existing online retail strategies. RumbleON has agreed to add multiple dealers to its network and is in discussions with several other dealers regarding joining the network. RumbleON operations, designed to be both capital and infrastructure light, will leverage the dealer network to provide inspection, reconditioning and distribution, thus alleviating the need for RumbleON to operate multiple warehouse locations, reconditioning centers and logistics facilities. RumbleON plans on operating a centralized headquarters, warehouse and call center model while decentralizing inspection and reconditioning activities.
RumbleON's initial focus on pre-owned Harley Davidson motorcycles provides a targeted, identifiable segment to establish the functionality of the platform and the RumbleON brand. Harley is a highly regarded and dominant brand (approximately 50% market share of new 650 cc+ on road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) in the motorcycle market with a base of over 3 million preowned motorcycles registered for use in the United States. Management estimates that each year approximately 400,000 preowned Harleys are sold with Harley dealers selling approximately 125,000 units, 250,000 units sold in private consumer and independent dealer transactions, and 25,000 via other means. As Harley-Davidson has discussed in its public filings, Harley’s efforts to grow ridership, including increasing its marketing spend by 65% ($75 million worldwide) in 2016 and driving brand awareness among all customers via dealer hosted experiences and the Harley Davidson Riding Academy, are designed to capitalize on the fact that the percentage of first time motorcycle buyers who purchase a Harley-Davidson has increased from 26% in 2011 to 33% in 2015. This not only is expected to provide a stable market of like equipment and a more informed buyer, but also allows RumbleON to potentially enjoy a halo effect from Harley’s advertising as not all young new buyers will purchase new motorcycles. RumbleON extension into the "metric" brands (Honda, Yamaha, Kawasaki, Suzuki, etc.) essentially doubles the available market and is a natural extension as these vehicles are often sold or traded for Harley vehicles. The metric market and dealer profile closely mirrors that of the Harley market although it is more highly fragmented. In addition, many of the metric dealers also retail ATVs, UTVs, snowmobiles and personal watercraft providing the next natural product extension after motorcycles leveraging existing dealer relationships.
RumbleON initially intends to gain market share by targeting the significant number of private consumer transactions. We believe we can drive RumbleON brand recognition and awareness at a relatively low expense by utilizing aggressive digital, social media and guerrilla marketing techniques, as there are few national competitors and consumers are very brand focused and loyal. For example, approximately 15 key motorcycle events such as Daytona Bike Week and the Sturgis Bike Rally attract roughly 4.8 million attendees, many of whom are both motorcycle enthusiasts and Harley consumers. RumbleON intends on having a significant presence at several of these events, with onsite advertising and sales facilities to build brand awareness. In addition, we anticipate engaging with or sponsoring many of the active Harley Owner Group ("HOG") chapters, providing us a targeted audience to which to market RumbleON and showcase the ease with which they can buy, sell, or trade motorcycles. Once motorcycle enthusiasts have sampled the RumbleON website, we believe the unique experience will be compelling and drive organic growth. Over time, management believes RumbleON will be able to build a proprietary database of customers and their interests, which will facilitate customer retention and cross-sell activities.

Our Market
We operate in a market with significant scale and breadth of products. The Motorcycle Industry Council estimates that 9.2 million people own 10.1 million motorcycles in the United States; 87% of these are on highway models, our initial targeted segment. Used motorcycle registrations were 1.1 million units in 2015 with new unit sales of approximately 500,000 or approximately $7 billion in new vehicle sales. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts. The median owner age is 47 years with a median income of $62,170 which is approximately 10% above the US average. The dealer market is fragmented with an estimated 5,000 new vehicle retail outlets in the motorcycle segment.
The ATV, UTV, side-by-side, snowmobile and personal watercraft vehicle ("PWC") markets (collectively with motorcycles, “Powersports”) are a logical next extension for our platform, as there is significant overlap in the motorcycle dealer base with dealers of these products. According to Powersports Business’ 2016 Market Data Book, 2015 registrations for new and used side-by-sides were approximately 250,000 units and ATV unit sales represented an additional 228,000 units. Snowmobile sales were estimated at 57,000 units with PWC sales estimated at an additional 40,000 units.
As we look to further extend the platform the two largest adjacent segments are represented by the recreational boating industry which generated sales of $26.7 billion in 2015 for boats and trailers and the recreational vehicle (motor vehicle or trailer equipped with living space and amenities found in a home) market which had estimated 2015 retail sales of approximately $16.5 billion.
Competition
We will face competition in all of our business segments. The U.S. used recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in used vehicle retailing will include our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our customer-friendly sales process; our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles.  We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We will compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.
Intellectual Property and Proprietary Rights

Our brand image is a critical element of our business strategy.  Our principal trademark, RumbleON has an application pending with the U.S. Patent and Trademark Office.
Government Regulation
Various aspects of our business are or may be subject, directly or indirectly, to U.S. federal and state laws and regulations. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and our dealers in class action or other civil litigation.
State Motor Vehicle Sales, Advertising and Brokering Laws
The advertising and sale of new or used motor vehicles is highly regulated by the states in which we do business. Although we do not anticipate selling new vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which recreational vehicles are advertised and sold generally are directly applicable to our business. If our products and services are determined to not comply with relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of dealers in our network, which would affect our future growth.

Several states have laws and regulations that strictly regulate or prohibit the brokering of motor recreational vehicles or the making of so-called "bird-dog" payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of such laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, such a determination could subject us to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.
In addition to generally applicable consumer protection laws, many states in which we may do business either have or may implement laws and regulations that specifically regulate the advertising for sale of new or used recreational vehicles. These state advertising laws and regulations may not be uniform from state to state, sometimes imposing inconsistent requirements on the advertiser of a new or used recreational vehicle. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, such allegations, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements, and could interfere with our ability to continue providing our products and services in certain states.
Federal Advertising Regulations
The Federal Trade Commission ("FTC"), has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.
Federal Antitrust Laws
The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we may obtain from dealers may be sensitive and, if disclosed inappropriately, could potentially be used by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network.
In addition, governmental or private civil actions related to the antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us in class action or other civil litigation.
Other
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.
Employees
As of December 31, 2016, the Company had two full-time employees.
Available Information
We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at RumbleON, Inc., 4521 Sharon Road, Suite 370, Charlotte, NC, 28211.

Item 1A.
Risk Factors
Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our common stock could decline, and investors could lose all or part of their investment.
Risks Related to Our Business
We have no operating history and we cannot assure you the Company will achieve or maintain profitability.
Our business model is unproven and we have no operating history. We are only in the initial development stage of our business. We expect to make significant investments in the further development and expansion of our business and these investments may not result in the successful development, operation, or growth of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for a number of reasons, including a lack of demand for our products and services, increasing competition, weakness in the motorcycle, power sport, and other recreational vehicle industries generally, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors relating to the development and operation of our business. Accordingly, we may not be able to successfully develop and operate our business, generate revenue, or achieve or maintain profitability.
The initial development and growth of our business over the first 24 months of operations, and such growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
We expect that, in the future, as our revenue increases, our rate of growth will decline. In addition, we will not be able to grow as fast or at all if we do not accomplish the following:
●
maintain and grow our dealer relationships and network;
●
increase the number of users of our products and services, and in particular the number of unique visitors to our website and our branded mobile applications;
●
further improve the quality of our existing products and services, and introduce high quality new products and services;
●
increase the number of transactions between our users and both RumbleON and our dealer networks; and
●
introduce third party ancillary products and services.
We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:
●
marketing and advertising;
●
product and service development; including investments in our website, business processes, infrastructure, product and service development team and the development of new products and services and new features for existing products; and
●
general administration, including legal, accounting and other compliance expenses related to being a public company.
In addition, our anticipated growth may place and may continue to place significant demands on our management and our operational and financial resources. As we grow, we expect to hire additional personnel. Also, our organizational structure will become more complex as we add additional staff, and we will need to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.
Our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenue. If we are unable to continue as a going concern, you will lose your investment.
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of the Company to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock or through other debt or equity financings and, ultimately, the achievement of significant operating revenue. If we are unable to continue as a going concern, stockholders will lose their investment. We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms acceptable to us. Moreover, favorable financing may be dilutive to investors.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results and financial condition may be harmed.
We intend to continue to make investments to support the development and growth of our business and, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Also, the incurrence of leverage, the debt service requirements resulting therefrom, and the possibility of a need for financing or any additional financing could have important and negative consequences, including the following: (a) the Company’s ability to obtain additional financing for working capital, capital expenditures, or general corporate or other purposes may be impaired in the future; (b) certain future borrowings may be at variable rates of interest, which will expose the Company to the risk of increased interest rates; (c) the Company may need to use a portion of the money it earns to pay principal and interest on their credit facilities, which will reduce the amount of money available to finance operations and other business activities, repay other indebtedness, and pay distributions; and (d) substantial leverage may limit the Company’s flexibility to adjust to changing economic or market conditions, reduce their ability to withstand competitive pressures and make them more vulnerable to a downturn in general economic conditions.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
If key industry participants, including recreation vehicle dealers and recreation vehicle manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to operate and grow our business and our financial performance may be damaged.
We anticipate that we will derive a significant portion of or revenue from fees paid by existing recreation vehicle dealers for dealer services we may provide them. In addition, we intend to utilize a select set of dealers to perform services for our benefit, including, among other things, vehicle reconditioning, vehicle storage and vehicle photography. If our relationships with our network of dealers suffer harm in a manner that leads to the departure of these dealers from our network, then our ability to operate our business, grow revenue, and lower our costs will be adversely affected.
We cannot assure you that we will maintain strong relationships with the dealers in our network or that we will not suffer dealer attrition in the future. We may also have disputes with dealers from time to time, including relating to the collection of fees from them and other matters. We may need to modify our products, change pricing or take other actions to address dealer concerns in the future. If we are unable to create and maintain a compelling value proposition for dealers to become and remain dealers, our dealer network will not grow and may begin to decline. If a significant number of these dealers decided to leave our network or change their financial or business relationship with us, then our business, growth, operating results, financial condition and prospects would suffer. Additionally, if we are unable to add dealers to our network, our growth could be impaired.
We may be unable to maintain or grow relationships with information data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and dealers as well as adversely affect the timeliness of such information and may impair our ability to attract or retain consumers and our dealers and to timely invoice all parties.
We expect to receive data from third-party data providers, including our network of dealers, dealer management system data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and possibly others. There may be some instances in which we use this information to collect a transaction fee from those dealers and recognize revenue from the related transactions.
From time to time, we may experience interruptions in one or more data feeds that we receive from third-party data providers, particularly dealer management system data feed providers, in a manner that affects our ability to timely invoice the dealers in our network. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. Additionally, when an interruption ceases, we may not always be able to collect the appropriate fees and any such shortfall in revenue could be material to our operating results.

If we suffer a significant interruption in our ability to gain access to third-party data, our business and operating results will suffer.
Our business also relies on our ability to analyze significant amounts of data in a timely manner. The effectiveness of our user acquisition efforts depends in part on the availability of data relating to existing and potential users of our platform. If we experience a material disruption in the data provided to us or if third-party data providers terminate their relationship with us, the quality of this information may suffer, and our business, results of operations and financial conditions could be materially and adversely affected.
The success of our business relies heavily on our marketing and branding efforts, especially with respect to the RumbleON website and our branded mobile applications, and these efforts may not be successful.
We believe that an important component of our development and growth will be the business derived from the RumbleON website and our branded mobile applications. Because RumbleON is a consumer brand, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services.
Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Some of our methods of marketing and advertising may not be profitable because they may not result in the acquisition of a sufficient users visiting our website and mobile applications such that we may recover these costs by attaining corresponding revenue growth. If we are unable to recover our marketing and advertising costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.
The failure to develop and maintain our brand could harm our ability to grow unique visitor traffic and to expand our dealer network.
Developing and maintaining the RumbleON brand will depend largely on the success of our efforts to maintain the trust of our users and dealers and to deliver value to each of our users and dealers. If our potential users perceive that we are not focused primarily on providing them with a better recreation vehicle buying experience, our reputation and the strength of our brand will be adversely affected.
Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users' and dealers' confidence in and the use of our products and services and adversely affect our brand. There can be no assurance that we will be able to develop, maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.
We will rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected.
We will depend in part on Internet search engines such as Google™, Bing™, and Yahoo!™ to drive traffic to our website. For example, when a user searches the internet for a particular type of recreational vehicle, we will rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors' Internet search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors' efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide recreation vehicle dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.
A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.
Our brand, reputation and ability to attract consumers, affinity groups and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers, dealers and affinity group marketing partners, and result in additional costs.
We intend to locate our communications, network, and computer hardware used to operate our website and mobile applications at facilities in various parts of the country to minimize the risk and create an environment where we can remain online if one of the facilities in which our equipment is housed goes offline. Nevertheless, we will not own or control the operation of these facilities, and our systems and operations will be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

Problems faced by any third-party web hosting providers we may utilize could adversely affect the experience of our consumers. Any third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by any third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.
Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products as well as delays and additional expense in arranging new facilities and services and could harm our reputation, business, operating results, and financial condition.
If we are unable to provide a compelling recreation vehicle buying experience to our users, the number of transactions between our users, RumbleON and dealers will decline and our revenue and results of operations will suffer harm.
We cannot assure you that we are able to provide a compelling recreation vehicle buying experience to our users, and our failure to do so will mean that the number of transactions between our users, RumbleON and dealers will decline and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling recreation vehicle buying experience is subject to a number of factors, including:
●
our ability to launch new products that are effective and have a high degree of consumer engagement; and
●
compliance of the dealers within our dealer network with applicable laws, regulations and the rules of our platform.
The growth of our business relies significantly on our ability to increase the number of dealers in our network such that we are able to increase the number of transactions between our users and dealers. Failure to do so would limit our growth.
Our ability to grow the number of dealers in our network is an important factor in growing our business. We are a new participant in the recreational vehicle industry, our business may be viewed in a negative light by recreation vehicle dealerships, and there can be no assurance that we will be able to maintain or grow the number of recreation vehicle dealers in our network.
Our ability to grow our complementary product offerings may be limited, which could negatively impact our development, growth, revenue and financial performance.
As we introduce or expand additional offerings for our platform, such as recreation vehicle trade-ins, lead management, transaction processing, financing, leasing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish such new product offerings, we may incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers or dealers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.
We will be relying on third-party financing providers to finance a significant portion of our customers’ vehicle purchases.
We will be relying on third-party financing providers to finance a significant portion of our customers’ vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We will provide financing to qualified customers through a number of third-party financing providers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations. We will rely on third-party providers to supply Extended Protection Plan ("EPP") products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third-parties. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.

Retail sales of recreational vehicles by the Company may be adversely impacted by increased supply of and/or declining prices for used recreational vehicles and excess supply of new recreational vehicles.
Retail sales of recreational vehicles by the Company may be adversely impacted by increased supply of and/or declining prices for used recreational vehicles and excess supply of new recreational vehicles. The Company believes that when prices for used recreational vehicles have declined, it can have the effect of reducing demand among retail purchasers for new recreational vehicles (at or near manufacturer’s suggested retail prices). Further, the manufacturers of recreational vehicles can and do take actions that influence the markets for new and used recreational vehicles. For example, introduction of new models with significantly different functionality, technology or other customer satisfiers can result in increased supply of used recreational vehicles, and a decrease in the inventory of used recreational vehicles available for sale at dealers in the U.S. could result in an increased supply or decreased demand in the market for used recreational vehicles, which could result in declining prices for used recreational vehicles, and prior model-year new recreational vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for its new recreational vehicles with demand, those steps may not be effective, or further manufacturers could choose to supply new recreational vehicles to the market in excess of demand at reduced prices which could also have the effect of reducing demand for used recreational vehicles. Ultimately, reduced demand among retail purchasers for new recreational vehicles leads to reduced shipments by the Company.
We rely on a number of third parties to perform certain operating and administrative functions for the Company.
We rely on a number of third parties to perform certain operating and administrative functions for us. We may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these suppliers may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting our operations. In light of the amount and types of functions that we will outsource, these service provider risks could have a material adverse effect on our business and results of operations.
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.
We face significant competition from companies that provide listings, information, lead generation, and recreation vehicle buying services designed to reach consumers and enable dealers to reach these consumers. We will compete for a share of overall recreation vehicle purchases as well as recreation vehicle dealer’s marketing and technology spend. To the extent that recreation vehicle dealers view alternative strategies to be superior to RumbleON, we may not be able to maintain or grow the number of dealers in our network, we may sell fewer recreation vehicles to users of our platform, and our business, operating results and financial condition will be harmed.
We also expect that new competitors will continue to enter the online recreation vehicle retail industry with competing products and services, which could have an adverse effect on our revenue, business and financial results.
Our competitors could significantly impede our ability to expand our network of dealers and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced and our operating results will be negatively affected.
Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion, and support of their products and services. Additionally, they may have more extensive recreation vehicle industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be better able to respond more quickly to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our products and services could substantially decline.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future third-party data providers, technology partners, or other parties with whom we may have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.
Seasonality or weather trends may cause fluctuations in our unique visitors, revenue and operating results.
Our revenue trends are likely to be a reflection of consumers' recreation vehicle buying patterns. While different types of recreation vehicles are designed for different seasons (motorcycles are typically for non-snow seasons, while snowmobiles are typically designed for winter), our revenue may be cyclical if, for example, motorcycles and motorcycle dealers represent a large percentage of our revenue. Our business will also be impacted by cyclical trends affecting the overall economy, specifically the retail recreation vehicle industry, as well as by actual or threatened severe weather events.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.
We collect, process, store, share, disclose and use personal information and other data provided by consumers and dealers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.
There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and recreation vehicle dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.
Failure to adequately protect our intellectual property could harm our business and operating results.
A portion of our success may be dependent on our intellectual property, the protection of which is crucial to the success of our business. We expect to rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. In addition, we will attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary.
Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "RumbleON” or "RMBL."
We currently hold the "RumbleON.com" Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name RumbleON or RMBL.
We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.
We may from time to time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities.
Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

In addition, we use open source software in our products and will use open source software in the future. From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success will depend on the efforts and talents of our executives and employees, including Marshall Chesrown, our Chairman and Chief Executive Officer, and Steven R. Berrard, our Chief Financial Officer and Secretary. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
We may acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the recreation vehicle industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:
●
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
●
coordination of technology, research and development and sales and marketing functions;
●
transition of the acquired company's users to our website and mobile applications;
●
retention of employees from the acquired company;
●
cultural challenges associated with integrating employees from the acquired company into our organization;
●
integration of the acquired company's accounting, management information, human resources, and other administrative systems;
●
the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
●
potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our operating results in a given period;
●
liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
●
litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with our future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize to the extent we anticipate or at all.

We may not be able to protect our proprietary technology.
Our success will depend, in part, on our ability to obtain patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We may rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property of our products and services. Patents might not be issued or granted with respect to our patent applications that are currently pending, and issued or granted patents might later be found to be invalid or unenforceable, be interpreted in a manner that does not adequately protect our business, or fail to otherwise provide us with any competitive advantage. As such, we do not know the degree of future protection, if any, that we will have on what we consider our intellectual property, if any, and a failure to obtain adequate intellectual property protection with respect to our technology and marketplace solutions could have a material adverse impact on our business.
If we must spend significant time and money protecting or enforcing our intellectual property rights our business, results of operations and financial condition may be harmed.
Risks Related to Ownership of our Common Stock
There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations.
Although our common stock is listed for trading on the Over-the-Counter Pink Sheets ("OTCPK") under the trading symbol "RMBL," and we intend to apply for the Over-the-Counter Quotation Board ("OTCQB"), we cannot assure you that we will meet OTCQB's listing requirements, and therefore may not be able to meet the standards for such listing. Furthermore, we cannot assure you that an active trading market for our common stock will develop. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:
●
the number of stockholders;
●
our operating performance and financial condition;
●
the market for similar securities;
●
the extent of coverage of us by securities or industry analysts; and
●
the interest of securities dealers in making a market in the shares of our common stock.
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
Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the facts that could negatively affect our share price include:
●
actual or anticipated variations in our quarterly operating results.
Our principal stockholders and management own a significant percentage of our stock and an even greater percentage of the Company's voting power and will be able to exert significant control over matters subject to stockholder approval.
Following the NextGen Acquisition and the Effective Date, our executive officers and directors beneficially own approximately 81.6% of our voting stock, representing 91.1% in aggregate voting power, including 80.2% in aggregate voting power held by Messrs. Chesrown and Berrard as the only holders of our 1,000,000 outstanding shares of Class A Common Stock, which has 10 votes for each one share outstanding. As a result, these stockholders have the ability to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder.
The pro forma financial statements were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the NextGen Acquisition.
The pro forma financial statements we have filed with the SEC in connection with the NextGen Acquisition were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the NextGen Acquisition for several reasons. For example, the pro forma financial statements were derived from our historical financial statements and NextGen’s, and certain adjustments and assumptions have been made regarding us after giving effect to the NextGen Acquisition. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy. Moreover, our actual financial condition and results of operations following the NextGen Acquisition may not be consistent with, or evident from, the pro forma financial statements.

In addition, the assumptions used in preparing the pro forma financial data may not prove to be accurate, and other factors may affect our financial condition or results of operations following the NextGen Acquisition. Any potential decline in our financial condition or results of operations may cause significant variations in the trading price of our securities.
Because our common stock is deemed a low-priced "penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.
Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:
●
deliver to the customer, and obtain a written receipt for, a disclosure document;
●
disclose certain price information about the stock;
●
disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
●
send monthly statements to customers with market and price information about the penny stock; and
●
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Exchange Act rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to annual and quarterly fluctuations, and they will be affected by numerous factors, including:

●
a change in consumer discretionary spending;
●
weather, which may impact the ability or desire for potential end customers to consider whether they wish to own a recreation vehicle;
●
the timing and cost of, and level of investment in, research and development activities relating to our software services, which may change from time to time;
●
our ability to attract, hire and retain qualified personnel;
●
expenditures that we will or may incur to acquire or develop additional product and service offerings;
●
future accounting pronouncements or changes in our accounting policies; and
●
the changing and volatile U.S., European and global economic environments.
If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any annual or quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic collaborations or partnerships, or marketing, distribution or licensing arrangements with third parties, we may be required to limit valuable rights to our intellectual property, technologies, or future revenue streams, or grant licenses or other rights on terms that are not favorable to us. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and grow our business.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
In connection with the NextGen Acquisition, stockholders holding 7,898,809 shares of our common stock have entered into an Amended and Restated Stockholders Agreement (the "Stockholders Agreement") restricting the stockholders’ ability to transfer shares of our common stock through the earlier of (i) October 19, 2017, or (ii) the date on which the Company receives at least $3,500,000 in proceeds of any equity financing (the "Restricted Period"), subject to certain exceptions. The Stockholders Agreement limits the number of shares of our common stock that may be sold immediately following the NextGen Acquisition. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, substantially all of our outstanding shares prior to the NextGen Acquisition will become eligible for sale upon expiration of the Restricted Period. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.
Future sales and issuances of our common stock or rights to purchase our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that additional capital will be needed in the future to continue our planned operations, particularly to fund inventory purchases or develop additional software. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell our common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell our common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.
We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.
We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenue exceeds $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.
Even if we no longer qualify as an "emerging growth company", we may still be subject to reduced reporting requirements so long as we are considered a "smaller reporting company."
Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates. So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.
We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
We regard our trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, and similar intellectual property as critical to our success, and we rely on trademark, copyright, and patent law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and others to protect our proprietary rights. Effective intellectual property protection may not be available in every market in which our products and services are made available. We also may not be able to acquire or maintain appropriate domain names in all markets in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights.
We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights.
We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.
Other parties also may claim that we infringe their proprietary rights. We may be subject to claims and legal proceedings regarding alleged infringement by us of the intellectual property rights of third parties. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all. In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

Item 1B.         Unresolved staff comments.
None.
Item 2.           Properties.
We currently maintain an office at 4521 Sharon Road, Suite 370, Charlotte, NC 28211. We currently have no monthly rent, nor do we accrue any expense for monthly rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented. In the future, we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.
Item 3.
Legal Proceedings.
We are not a party to any material legal proceedings.
Item 4.
Mine Safety Disclosures.
Not Applicable.
PART II
Item 5.
Market For Registrant’s Common Equity And Related Stockholder Matters And Small Business Issuer Purchase Of Equity Securities
Market Information
Our common stock is traded in the OTC Markets PK (“OTCPK”), under the symbol “RMBL.” We have been eligible to participate in the OTCPK since July 1, 2014 and through December 31, 2016 our common stock has not traded, except for 5,000 shares, which traded on the OTCPK on January 22, 2016 at a price of $0.245 per share.
Holders of Common Stock
As of February 13, 2017, we had approximately 13 stockholders of record of 6,923,809 issued and outstanding shares of Class B Common Stock and two holders of record of 1,000,000 issued and outstanding shares of Class A Common Stock.
Dividends
We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board’s assessment of:
●
our financial condition;
●
earnings;
●
need for funds;
●
capital requirements;
●
prior claims of preferred stock to the extent issued and outstanding; and
●
other factors, including any applicable law.
Therefore, there can be no assurance that any dividends on the common stock will ever be paid.
Item 6.
Selected Financial Data.
This item is not applicable, as we are considered a smaller reporting company.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We provide under this Item 7, management's discussion and analysis of financial condition and results of operations for (i) RumbleON, Inc. (“RumbleON”) for the year ended December 31, 2016, for the month ended December 31, 2015, and for the year ended November 30, 2015 and (ii) NextGen Dealer Solutions, LLC, (“NextGen”) which we acquired on February 8, 2017, as described elsewhere in this 2016 Form 10-K as of and for the year ended December 31, 2016 and as of and for the period from December 10, 2015 and ended December 31, 2015. The MD&A for both these entities should be read in conjunction with their respective audited financial statements and accompanying notes beginning on page F-2 and F-16 respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations for RumbleON
Background and Business Overview

RumbleON, Inc. was originally incorporated in the State of Nevada in October 2013 as a development stage company under the name Smart Server, Inc. Smart Server was formed to engage in the business of designing and developing computer application software for smart phones and tablet computers (“mobile payment application”) to provide customers at participating restaurants, bars, and clubs the ability to pay their bill with their smartphone without having to ask for the check. Smart Server ceased its software development activities in 2014 and, having no operations and no or nominal assets, met the definition of a "shell company" under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.
In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of Smart Server from the prior owner of such shares and efforts began on the development of a unique, capital light, and disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles. It is our goal to have the platform recognized as the most trusted and effective solution for the sale, acquisition, and distribution of recreation vehicles and provide users an efficient, fast, transparent, and engaging experience. Our initial focus is the market for 650cc and larger on road motorcycles, particularly those concentrated in the Harley Davidson brand; we will look to extend to other brands and additional vehicle types and products as the platform matures. In February 2017, the Company’s name was changed to RumbleON, Inc.
Serving both consumers and dealers, RumbleON will make such consumers or dealers a cash offer for the purchase of their vehicle or will provide them the flexibility to trade, list, consign, or auction their vehicle through the website and mobile app of RumbleON and our partner dealers. In addition, RumbleON will offer a large inventory of vehicles for sale on its website and will offer financing and associated products. RumbleON operations are designed to be highly scalable by working through an infrastructure and capital light model created by forging a synergistic relationship with dealers. RumbleON will utilize partner dealers in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, RumbleON will earn fees and transaction income, and partner dealers will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.
RumbleON will be driven by a proprietary technology platform, designed by an experienced development team. RumbleON acquired this platform on February 8, 2017 through its acquisition of NextGen and anticipates the platform will be fully implemented by the RumbleON team in partnership with the developer over the next 60 days. The system provides integrated accounting, appraisal, inventory management, CRM, lead and call center management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of successful dealer and high quality online software applications solutions including applications for vehicle appraisal and inventory management, credit reporting and compliance, CRM and lead management, and a vehicle purchase platform. The product suite currently has modules supporting the motorcycle, RV, marine, and auto segments and is easily expandable for additional products in the future. For additional information see Item 1 Business, “Background and Overview” and Item 8 of Part II, Note 11 “Subsequent Events.”
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the "SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Financial Statements Note 1 “Description of Business and Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Purchase Accounting for Business Combinations

The Company will account for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference will be recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration will be recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition will be evaluated and accounted for based on the facts and substance of the transactions.
Goodwill
Goodwill will not be amortized but rather tested for impairment at least annually. The Company will test goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill will be done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. The Company has concluded that currently it has one reporting unit.
Determining fair value includes the use of significant estimates and assumptions. Management will utilize an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows will be based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis will reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict.
Other Intangible Assets
Identifiable intangible assets may include customer relationships, non-compete agreements, trademarks, trade names and internet domain names. The estimated fair value of these intangible assets at the time of acquisition will be based upon various valuation techniques including replacement cost and discounted future cash flow projections. Customer relationships will be amortized on a straight-line basis over the expected average life of the acquired accounts, which will be based upon several factors, including historical longevity of customers and contracts acquired and historical retention rates. Non-compete agreements will be amortized on a straight-line basis over the term of the agreement, which will generally not exceed five years. The Company will review the recoverability of these assets if events or circumstances indicate that the assets may be impaired and will periodically reevaluate the estimated remaining lives of these assets.
Trademarks, trade names and internet domain names are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate. Indefinite lived intangible assets will be tested, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired.
Long-Lived Assets
Fixed assets will be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values. The Company will also perform a periodic assessment of the useful lives assigned to the long-lived assets.
Technology and Content
Technology costs for the RumbleON technology platform will be accounted for pursuant to ASC 350, Intangibles — Goodwill and Other and will consist principally of development activities including payroll and related expenses for employees and third-party contractors involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, as well as other technology infrastructure expenses. Technology and content costs for design or maintenance of internal-use software and general website development will be expensed as incurred. Costs incurred to develop new website functionality as well as new software products for resale and significant upgrades to existing platforms or modules will be capitalized and amortized over seven years.

Beneficial Conversion Feature
From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 470-20, Debt with Conversion and Other Options.

The Beneficial Conversion Feature ("BCF") of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the conversion feature, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The Company calculates the fair value of the conversion feature embedded in any convertible security using either a) the Black Scholes valuation model, or b) a discount cash flow analysis tested for sensitivity to key Level 3 inputs using the Monte Carlo simulation.

The value of the proceeds received from the convertible security are then allocated between the conversion features and the underlying security on a relative fair value basis. The allocated fair value is recorded in the financial statements as a debt discount from the face amount of the security with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.
Revenue Recognition
We will recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount of the product sale or fees to be paid by the customer is fixed or determinable; and (iv) the collection of our sales proceeds or fees are probable.
Valuation Allowance for Accounts Receivable
We will estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.
Income Taxes
The Company follows ASC Topic 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2016, December 31, 2015 and November 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Stock Based Compensation
We will measure and recognize all stock based compensation at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the share volatility, the expected term the award will be outstanding, and the amount of the awards that are expected to be forfeited. We will utilize the Black-Scholes option pricing model or other industry accepted valuation model, as necessary, to determine the fair value.
Newly Issued Accounting Pronouncements
No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on the Company's net loss, financial position or cash flows.
RESULTS OF OPERATIONS
The following table provides our results of operations for the year ended December 31, 2016, for the month ended December 31, 2015, and for the year ended November 30, 2015. As of December 31, 2016, the Company has not generated any revenue. This financial information should be read in conjunction with our audited Financial Statements and Notes thereto.
Operating expenses:	December 31, 2016	December 31, 2015	November 30, 2015
General and administrative	$57,825	$-	$2,529
Depreciation and amortization	1,900	158	1,900
Impairment of assets	792	-	-
Professional fees	152,876	2,850	37,123

Total operating expenses	$213,393	$3,008	$41,552

Other expense:
Interest expense - related party	11,698	719	7,257
Total other expense	$11,698	$719	$7,257

Net loss before provision for income taxes	$225,091	$3,727	$48,809
Operating Expenses
Operating expenses increased $168,833 or 379% to $213,393 for the year ended December 31, 2016 as compared to the thirteen-month period ended December 31, 2015. The significant components of this change were increases in general and administrative expenses and professional fees. General and administrative expenses increased $55,296 to $57,825 for the year ended December 31, 2016, as compared to the thirteen-month period ended December 31, 2015. The components of this change were an increase in licenses and permits, insurance and travel expenses associated with developing the RumbleON business model and completing the NextGen Acquisition.
Professional fees consist primarily of legal and accounting fees and costs associated with: (i) financing activities; (ii) general corporate matters; (iii) acquisitions; (iv) the preparation of quarterly and annual financial statements; and (v) the filing of regulatory reports required of the Company for public reporting purposes. Professional fees increased $112,903 or 282% to $152,876 for the year ended December 31, 2016, as compared to the thirteen-month period ended December 31, 2015. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the: (i) change of control transaction in August 2016; (ii) private placement of common stock and convertible loan agreement transaction completed in November 2016; (iii) NextGen Acquisition; and (iv) various corporate matters resulting from the discontinuation of the Smart Server business strategy and the adoption of the RumbleON business plan. For additional information, see Item 1 Business "Background Overview", and Note 11 "Subsequent Events" in the Notes to the Consolidated Financial Statements.
Interest expense-related party consist of interest on the convertible note-related party and the note payable-related party. Interest expense-related party increased $3,722 or 47% to $11,698 as a result of higher level debt outstanding for the year ended December 31, 2016, as compared to the thirteen-month period ended December 31, 2015. Included in interest expense is $1,282 of interest related to the beneficial conversion feature on the convertible note payable-related party.

Liquidity and Capital Resources
The following table sets forth a summary of our cash flows for the year ended December 31, 2016, for the month ended December 31, 2015, and for the year ended November 30, 2015:
	December 31, 2016	December 31, 2015	November 30, 2015
Net cash used in operating activities	$(19,976)	$(5,850)	$(32,632)
Net cash used in investing activities	(45,515)	-	-
Net cash provided by financing activities	1,412,358	8,000	28,000
Net increase/(decrease) in cash	$1,346,867	$2,150	$(4,632)
Operating Activities
Net cash used in operating activities decreased $18,506 or 48% to $19,976 for the year ended December 31, 2016, as compared to the thirteen-month period ended December 31, 2015. The decrease in net cash used is primarily due to a $172,042 increase in our net loss offset by an increase in net working capital of $208,635. The increase in the net loss for the year ended December 31, 2016 was a result of beginning to incur startup costs and expenses in connection with the development of the RumbleON business plan.
Investing Activities
Net cash used in investing activities increased $45,515 for the year ended December 31, 2016, as compared to the thirteen-month period ended December 31, 2015. The cash used in investment activities was for the purchase of various domain names. There was no cash used in investing activities for the month ended December 31, 2015 and for the year ended November 30, 2015.
Financing Activities
Net cash provided by financing activities increased $1,376,358 to $1,412,358 for the year ended December 31, 2016, compared with net cash provided by financing activities of $36,000 during the thirteen-month period ended December 31, 2015. This increase is primarily a result of the: (i) issuance of a $197,358 convertible note payable to Berrard Holdings Limited Partnership; (iii) issuance of $17,000 in notes payable to E. Venture Resources Inc. and (ii) sale of $1,354,000 of common stock in a private placement. These amounts were offset by a $158,000 repayment of notes payable E. Venture Resources Inc. Cash Requirements and Financing Transactions
As of December 31, 2016, the Company had a total of $1,350,580 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Since inception, we have financed our cash flow requirements through debt and equity financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending the Company’s ability to generate sustainable cash flow from the implementation of its business strategy and utilization of its e-commerce platform. See Item 1 Business "Background Overview" for a further discussion of the Company’s business strategy.
Since the completion of the Company’s initial public offering it has funded its business activities through a series of promissory notes with E. Venture Resources, Inc., totaling $158,000. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable within 24 months of the date of the promissory note. During July 2016, the Company repaid the entire amount of principal and accrued interest to E. Venture Resources, Inc. During July 2016, the Company executed a convertible promissory note with Berrard Holdings Limited Partnership for a total of $197,358. The terms of the promissory notes provide for an interest rate of 6% per annum with all accrued balances due and payable in July 2026. The debt is convertible into shares of common stock at a per share price of $0.75.
On November 28, 2016, RumbleON completed a private placement (the "Private Placement") with certain accredited investors (the "Purchasers"), with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000. In connection with the Private Placement, the Company also entered into loan agreements with the Purchasers pursuant to which the Purchasers will loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020, pursuant to the terms of the convertible promissory note attached to each of the Loan Agreements.
Our cash requirements for the next twelve months are significant and will consist primarily of funds needed for: (i) our day-to-day operations; (ii) capital expenditures associated with computer equipment and software development; and (iii) the purchase of inventory held for sale. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

Even though we expect to begin generating revenue, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.
Management’s Discussion and Analysis of Financial Condition and Results of Operations for NextGen
Background and Business Overview

On January 8, 2017, NextGen, Halcyon Consulting, LLC (“Halcyon”), and members of Halcyon signatory thereto (“Halcyon Members” and together with Halcyon, the “Halcyon Parties”) entered into an Asset Purchase Agreement with Smart Server, Inc. (“Smart Server”). NextGen and the Halcyon Parties are collectively referred to as the “Seller Parties.” The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Smart Server would acquire all of NextGen's assets, properties and rights of whatever kind, tangible and intangible, other than the excluded assets under the terms of the Agreement. Smart Server also would assume liability only for certain post-closing contractual obligations pursuant to the terms of the Agreement, primarily related to operating and maintaining the CyclePro application. Additionally, Smart Server agreed to be responsible for certain payroll costs and operating expenses of NextGen incurred after January 16, 2017 and through the closing of the NextGen Acquisition, and 2) benefit from all revenue earned from January 16, 2017 forward. On February 8, 2017, prior to the closing of the NextGen Acquisition, Smart Server assigned to NextGen Pro, LLC the right to acquire NextGen's assets and liabilities (but not any other rights or obligations under the NextGen Agreement). The transaction closed on February 8, 2017.
NextGen Pro, LLC acquired substantially all of the assets of NextGen in exchange for the payment of approximately $750,000 in cash, the issuance to NextGen of 1,523,809 unregistered shares of common stock of the Company (the "Purchaser Shares"), the issuance of a subordinated secured promissory note by Smart Server in favor of the Company in the amount of $1,333,333 (the "Acquisition Note"), and the assumption by NextGen Pro, LLC of certain specified liabilities of NextGen. The Acquisition Note matures on the third anniversary of the date the Acquisition Note is entered into (the "Maturity Date"). Interest will accrue on the Acquisition Note (i) at a rate of 6.5% annually from the date the Acquisition Note is entered into through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the date the Acquisition Note is entered into through the Maturity Date.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the "SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year such adjustments are determined.
Software Capitalization
NextGen capitalizes the costs associated with the development of its software solutions and website pursuant to ASC Topic 350, Intangibles – Goodwill and Other. Other costs related to the maintenance of the software are expensed as incurred. Amortization is provided over the estimated useful lives of seven years using the straight-line method for financial statement purposes.

Revenue Recognition
NextGen recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. Dealers typically pay monthly subscription fees to access some or all modules on an a la carte basis, as well as, in certain cases, implementation or training fees.
Marketing and Advertising Costs
NextGen expenses marketing and advertising costs as incurred.
Newly Issued Accounting Pronouncements
No recently adopted or new accounting pronouncements have had, or are expected to have, a material effect on NextGen's net loss, financial position or cash flows.
RESULTS OF OPERATIONS
The following table provides our results of operations for the year ended December 31, 2016, and for the period from December 10, 2015 (inception) ended on December 31, 2015. This financial information should be read in conjunction with NextGen's audited Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Item 8.
	For the year ended December 31, 2016	For the period from December 10, 2015 thru December 31, 2015
Revenue:
Gross revenue	$138,141	$6,257

Cost and Expenses:
Cost of goods sold	332,559	17,857
General and administrative expenses	1,586,002	96,608
	1,918,561	114,465
Operating Loss	(1,780,420)	(108,208)

Other Income	644	-

Net Loss	$(1,779,776)	$(108,208)

Revenue
Revenue consists of: (i) monthly subscription fees paid by dealers for access to some (a la carte basis) or all modules that the Company offers; and (ii) implementation and training fees. Subscription fees comprised approximately 80% of total revenue for the year ended December 31, 2016, while implementation accounted for the majority of the balance. Revenue increased $131,884 to $138,141 for the year ended December 13, 2016 as compared to 2015 primarily as a result of 2015 containing only 21 days in the period and an increase in new customers during the year ended December 31, 2016.
Cost of Goods Sold
Cost of sales consists of amount paid by NextGen for: (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; (iii) labor incurred in development activities which include payroll and third-party contractors involved in application, content, production, maintenance, operation, and platform development of internal-use software and general website development; and (iv) implementation and training of new and existing customers. These costs and expenses are charged to cost of goods sold as incurred. For the year ended December 31, 2016 training costs and hosting costs represented approximately 62% and 10%, respectively of Cost of goods sold, with the cost of data feeds from information providers or integrated software vendors representing the balance of costs.

General and administrative
General and administrative for the year ended December 31, 2016 consisted of the following:

	December 31,		December 31,
	2016	%	2015	%
Payroll	$548,299	35%	$24,000	25%
Technology costs	384,442	24%	6,495	7%
Depreciation and amortization	253,468	16%	9,369	10%
Marketing	100,035	6%	-	0%
Rent	87,305	6%	4,314	4%
Other	212,453	13%	524,430	54%
	$1,586,002	100%	$96,608	100%

Technology expenditures include those costs that are not capitalized pursuant to ASC 350, Intangibles — Goodwill and Other. Depreciation and amortization is primarily comprised of the amortization on capitalized software and website. Marketing includes the monthly fees and sales commissions earned by the Company’s Marketing Partner under a Marketing Services Agreement. For additional information, see Note 3 “Related Party Transactions” in the Notes to the Consolidated Financial Statements for NextGen.

Liquidity and Capital Resources
The following table summarizes cash flows from operations for the years ended December 31, 2016 and 2015:
	For the year ended December 31, 2016	For the period from December 10, 2015 through December 31, 2015
Net cash used in operating activities	$(1,111,190)	$-
Net cash used in investing activities	(341,919)	-
Net cash provided by financing activities	-	1,500,000
Net increase/(decrease) in cash	$(1,453,109)	$1,500,000
Operating Activities
Net cash used in operating activities increased to $1,111,190 for the year ended December 31, 2016, as compared to the same period in 2015. The increase in net cash used is primarily due to a $1,671,568 increase in our net loss, offset by an increase in net working capital of $408,860. The increase in the net loss for the year ended December 31, 2016 was a result of continuing to incur startup cost and expenses in connection with the development of the NextGen business plan.
Investing Activities
Net cash used in investing activities increased $341,919 for the year ended December 31, 2016, as compared to the same period of 2015. The cash used in investment activities was for the capitalized costs and expenses associated with the development of the Company’s software solutions and website in accordance with ASC Topic 350, Intangibles — Goodwill and Other. There was no cash used in investing activities for the period ended December 31, 2015.
Financing Activities
There was no net cash provided by financing activities for the year ended December 31, 2016. The Company financially sustained its activities for the year ended December 31, 2016 from the initial contribution of $1,500,000 from an investor in December, 2015

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements that:
●
We have no operating history and we cannot assure you the Company will achieve or maintain profitability;
●
The initial development and growth of our business over the first 24 months of operations, and such growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively;
●
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results and financial condition may be harmed;
●
If key industry participants, including recreation vehicle dealers and recreation vehicle manufacturers, perceive us in a negative light or our relationships with them suffer harm, our ability to operate and grow our business and our financial performance may be damaged;
●
We may be unable to maintain or grow relationships with information data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and dealers as well as adversely affect the timeliness of such information and may impair our ability to attract or retain consumers and our dealers and to timely invoice all parties;
●
If we suffer a significant interruption in our ability to gain access to third-party data, our business and operating results will suffer;
●
The success of our business relies heavily on our marketing and branding efforts, especially with respect to the RumbleON website and our branded mobile applications, and these efforts may not be successful;
●
The failure to develop and maintain our brand could harm our ability to grow unique visitor traffic and to expand our dealer network;
●
We will rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline and our business would be adversely affected;
●
A significant disruption in service on our website or of our mobile applications could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition;
●
If we are unable to provide a compelling recreation vehicle buying experience to our users, the number of transactions between our users, RumbleON and dealers will decline and our revenue and results of operations will suffer harm;
●
The growth of our business relies significantly on our ability to increase the number of dealers in our network such that we are able to increase the number of transactions between our users and dealers. Failure to do so would limit our growth;
●
Our ability to grow our complementary product offerings may be limited, which could negatively impact our development, growth, revenue and financial performance;
●
We will be relying on third-party financing providers to finance a significant portion of our customers’ vehicle purchases;
●
Retail sales of recreational vehicles by the Company may be adversely impacted by increased supply of and/or declining prices for used recreational vehicles and excess supply of new recreational vehicles;
●
We rely on a number of third parties to perform certain operating and administrative functions for the Company;
●
We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results;
●
Seasonality or weather trends may cause fluctuations in our unique visitors, revenue and operating results;
●
We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results;
●
Failure to adequately protect our intellectual property could harm our business and operating results;
●
We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results;
●
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed;
●
We may acquire other companies or technologies, which could divert our management's attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results;

●
We may not be able to protect our proprietary technology;
●
There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations;
●
Our principal stockholders and management own a significant percentage of our stock and an even greater percentage of the Company's voting power and will be able to exert significant control over matters subject to stockholder approval;
●
The pro forma financial statements were presented for illustrative purposes only and may not be an indication of our financial condition or results of operations following the NextGen Acquisition;
●
Because our common stock is deemed a low-priced "penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions;
●
Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public;
●
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline;
●
Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline;
●
Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline;
●
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall;
●
Future sales and issuances of our common stock or rights to purchase our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall;
●
We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock;
●
We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors;
●
Even if we no longer qualify as an "emerging growth company", we may still be subject to reduced reporting requirements so long as we are considered a "smaller reporting company";
●
We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties;
●
Our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenue. If we are unable to continue as a going concern, you will lose your investment;
●
other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk.
This item in not applicable as we are currently considered a smaller reporting company.
Item 8.
Financial Statements and Supplementary Data.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this Form 10-K.
Item 9.
Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
On December 16, 2016, the Board approved the dismissal of Seale and Beers, CPAs (“Seale and Beers”) as the Company’s independent registered public accounting firm, effective December 16, 2016.
Seale and Beers audited the Company’s financial statements for the years ended November 30, 2015 and November 30, 2014. Seale and Beers’ reports on the Company’s financial statements for the years ended November 30, 2015 and November 30, 2014 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. However, the Seale and Beers’ reports on the Company’s financial statements for the years ended November 30, 2015 and November 30, 2014 each contained an explanatory paragraph noting there was substantial doubt as to the Company’s ability to continue as a going concern.
In connection with Seale and Beers' audit of the Company’s financial statements for the fiscal years ended November 30, 2015 and November 30, 2014 and through the subsequent interim period ended December 16, 2016, the Company has had no disagreement with Seale and Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Seale and Beers, would have caused Seale and Beers to make a reference to the subject matter of the disagreements in connection with its reports on the financial statements for the fiscal year ended November 30, 2015 and November 30, 2014.
The Company provided Seale and Beers a copy of the disclosures it is making in this report and requested that Seale and Beers furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Company in this report and, if not, stating the respects in which it does not agree. A copy of such letter is attached as Exhibit 16.1 to this report.
On December 20, 2016, the Board also approved the engagement of Scharf Pera & Co., PLLC (“Scharf Pera”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2016. The engagement of Scharf Pera was effective December 20, 2016. During the fiscal years ended November 30, 2014 and November 30, 2015, and the subsequent interim period through December 20, 2016, neither the Company nor anyone on its behalf consulted with Scharf Pera regarding either (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and Scharf Pera did not provide written reports or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue during such periods or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(i)(iv) of Regulation S-K and related instructions to such item) or a reportable event (as described in Item 304(a)(i)(v) of Regulation S-K).

Item 9A.
Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Principal Executive Officer and Principal Financial Officer, Marshall Chesrown and Steven R. Berrard, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on their evaluation, Messrs. Chesrown and Berrard concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.
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
Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information.
As described elsewhere in this Form 10-K, on February 8, 2017, the Closing Date, RumbleON completed its previously announced acquisition of substantially all of the assets of NextGen in exchange for $750,000 in cash, the Purchaser Shares and the Acquisition Note.
Before the NextGen Acquisition, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act). As a result of the NextGen Acquisition, we have ceased to be a “shell company.” The information contained in this Item 9B, together with other information contained in this Annual Report on Form 10-K for the year ended December 31, 2016 constitute the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act of 1933, as amended, and Item 2.01(f) of Form 8-K.
This Item 9B contains summaries of the material terms of various agreements executed in connection with the NextGen Acquisition described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, which are filed as exhibits to this Form 10-K and are incorporated in this Form 10-K by reference.

This Item 9B and other portions of this Form 10-K also respond to the following Items in Form 8-K:
Item 1.01.
Entry into a Material Definitive Agreement.
Item 2.01.
Completion of Acquisition or Disposition of Assets.
Item 2.03.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
Item 3.02.
Unregistered Sales of Equity Securities.
Item 5.02.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Item 5.06.
Change in Shell Company Status.
Item 9.01.
Financial Statements and Exhibits.

Agreements Related to the NextGen Acquisition
Stockholders' Agreement
In connection with the NextGen Acquisition, the Company, Berrard Holdings Limited Partnership ("Berrard Holdings"), Steven R. Berrard, (with Berrard Holdings, the "Berrard Holders"), Marshall Chesrown, the Seller Parties, and other stockholders of the Company who are parties to the prior Stockholders' Agreement dated October 24, 2016 (together with Mr. Chesrown and the Berrard Holders, the "Stockholders") entered into an Amended and Restated Stockholders' Agreement, dated as of the Closing Date (the “Stockholders' Agreement”), whereby the parties agreed to take all necessary actions to (i) set the size of the board of directors of the Company at six (6) members, (ii) elect to the board of directors of the Company three (3) directors designated by Mr. Chesrown, until the date when Mr. Chesrown’s equity holdings in the Company fall below the Minimum Threshold (as defined in the Stockholders' Agreement), and (iii) elect to the board of directors of the Company one (1) director designated by Mr. Berrard, until the date when Mr. Berrard’s equity holdings in the Company fall below the Minimum Threshold.
The Stockholders' Agreement restricts the stockholders’ ability to transfer shares of our common stock through the earlier of (i) October 19, 2017, or (ii) the date on which the Company receives at least $3,500,000 in proceeds of any equity financing (the "Restricted Period"), subject to certain exceptions. The Stockholders' Agreement limits the number of shares of our common stock that may be sold immediately following the NextGen Acquisition. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, substantially all of our outstanding shares prior to the NextGen Acquisition will become eligible for sale upon expiration of the Restricted Period.
The Stockholders' Agreement grants certain major stockholders of the Company the right to require the other stockholders signatory to the Stockholders' Agreement to participate in any transaction that constitutes a sale of the Company's business (whether via merger, asset sale, tender offer or otherwise). The exercise of the right is subject to certain customary conditions, limitations and procedural requirements and, in some circumstances, is conditioned on a prior approval of the transaction by the Company's Board of Directors. Where the sale of the Company's business is accomplished through a direct sale of securities representing more than 50% of the issued and outstanding common stock of the Company, certain major stockholder have an obligation to exercise the drag-along rights described in this paragraph. The drag-along rights, including the obligation to exercise such rights in certain circumstances, expire on December 31, 2018.
The Stockholders' Agreement requires each stockholder signatory thereto (other than Steven Berrard, Berrard Holdings Limited Partnership and Marshall Chesrown) to make an offer to sell their shares of stock in the Company to the Company, Steven Berrard, Berrard Holdings Limited Partnership and Marshall Chesrown prior to seeking to transfer such shares to any other person. In addition, Steven Berrard and Berrard Holdings Limited Partnership on the one hand and Marshall Chesrown on the other hand have agreed that each would grant the other party the right to purchase its shares of the Company's stock before transferring such shares to any other person. The rights described in this paragraph are subject to certain customary conditions, limitations and procedural requirements and terminate on the earlier of June 30, 2018 and the date on which certain stockholders elect to terminate such rights by written notice to the other stockholders signatory hereto. The Stockholders' Agreement also contains certain procedural and information rights related to the election of directors.
This description of the Stockholders' Agreement is qualified in its entirety by reference to the Stockholders' Agreement, a copy of which is filed as Exhibit 10.1 to this 2016 Form 10-K and is incorporated into this report by reference.
Registration Rights Agreement
In connection with the NextGen Acquisition, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), with certain of the Seller Parties, as Company stockholders, pursuant to which the Company will register the Purchaser Shares for resale. Under the terms of the Registration Rights Agreement, the Company will be required to file a registration statement on an appropriate form covering the resale of the Purchaser Shares no later than June 30, 2017.
This description of the Registration Rights Agreement is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is filed as Exhibit 10.2 to this 2016 Form 10-K and is incorporated into this report by reference.
Consulting Agreement
In connection with the NextGen Acquisition, the Company entered into a Consulting Agreement with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Mr. Kakarala will serve as a consultant to the Company. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala's compensation pursuant to the Consulting Agreement will be $5,000 per month.
This description of the Consulting Agreement into this report is qualified by reference to the Consulting Agreement, a copy of which is filed with this report as Exhibit 10.3 to this 2016 Form 10-K and is incorporated into this report by reference.
Services Agreement
In connection with the NextGen Acquisition, the Company entered into a Services Agreement with Halcyon to provide development and support services to the Company (the "Services Agreement"). Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year's rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company.

The Services Agreement has a term of 24 months from the Closing Date (the "Initial Term"), and automatically renews thereafter for additional, consecutive 12-month renewal periods unless either party provides the other party notice of non-renewal at least 90 days prior to expiration of the then-current term. Either party may terminate the Services Agreement immediately (i) upon written notice if the other party materially breaches any of its obligations and fails to cure such breach within 30 days of notice thereof or (ii) if the other party makes a general assignment for the benefit of creditors, is subject of a petition for bankruptcy, has a receiver appointed or is otherwise declared insolvent or if the Company is liquidated. The Company may terminate the Services Agreement immediately by written notice to Halcyon if Halcyon violates any applicable law in the performance of its services to the Company. Additionally, the Company and Halcyon may mutually agree in writing to terminate the Services Agreement at any time. The Company or Halcyon may terminate the Services Agreement or any services thereunder at any time after the Initial Term upon 90 days' prior written notice to the other.
This description of the Services Agreement into this report is qualified by reference to the Services Agreement, a copy of which is filed with this report as Exhibit 10.4 and is incorporated into this report by reference.
Data Agreement
Additionally, and in connection with the NextGen Acquisition, as described above, the Company and Cycle Express, LLC ("Cycle Express"), entered into a Data Confidentiality Agreement, dated February 8, 2017 (the “Data Agreement”). Among other things, the Data Agreement allows Cycle Express to provide to the Company certain non-public confidential auction data ("Confidential Information"), including an agreed upon number of NPA Value Guide API look-ups per year, for the agreed upon monthly fee to be used for (i) trade-in appraisals and inventory valuation in the Company's product known as “CyclePro” or (ii) the Company's products that aggregate Confidential Information with other proprietary data available to the Company and deliver the aggregated data or analysis derived therefrom to the Company's customers without attribution of individual sources of data. Other than usual and customary exceptions, the parties agreed that all Confidential Information provided to the Company would remain confidential and would not be used by the Company for any purpose other than the purposes described above. The Data Agreement has a term of 1 year unless earlier terminated by Cycle Express pursuant to the terms of that agreement.

The above description of the Data Agreement is qualified in its entirety by reference to the Data Agreement, a copy of which is attached hereto as Exhibit 10.5 to this Form 10-K and is incorporated into this report by reference.
Accounting Treatment
The NextGen Acquisition will be accounted for by us an asset acquisition rather than a reverse recapitalization. The Company considered a number of factors in reaching this conclusion, including:
●
the Company's efforts before the acquisition to developing the technology and business acquired;
●
the Company's assessment that we did not intend to pursue NextGen’s business model exclusively but rather that the NextGen Acquisition would accelerate our efforts to build our business;
●
the Company's assumption of operating control of NextGen and, that current Board and executive officers of the Company will continue as management of the combined company;
●
the Purchaser Shares paid as part of the consideration to the Seller Parties represent only 19.2% of the total shares of common stock issued and outstanding after the transaction; and
●
voting control over shareholder matters remains with Marshall Chesrown and Steven R. Berrard (the “Controlling Shareholders”), both of whom are members of our Board of Directors and executive officers of the Company and who in aggregate control approximately 80.2% of the outstanding voting power of the Company as of February 13, 2017.
Change in Shell Company Status
Before the NextGen Acquisition, which is described in Part I, Item 1 of this report, we were a “shell company”. As a result of the NextGen Acquisition, we have ceased to be a “shell company.” The information contained in this Form 10-K constitutes the current “Form 10 information” necessary to satisfy the conditions contained in Rule 144(i)(2) under the Securities Act.
Appointment of Principal Accounting Officer and Director
Effective as of the Effective Date, the Company's Board of Directors appointed Steven Berrard, the Company's Chief Financial Officer, Secretary and a director, as principal accounting officer of the Company, and Kartik Kakarala as a director of the Company.

Sales of Unregistered Securities
Since January 1, 2017, the Company has issued the following unregistered securities:
(1)          On the Closing Date, the Company issued 1,523,809 unregistered shares of Common Stock to NextGen; and
(2)
On the Effective Date, the Company issued to (i) Mr. Chesrown 875,000 unregistered shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Mr. Berrard 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard.
Neither of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offer, sale and issuance of the shares in Item (1) above was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D thereunder as an issuance of securities not involving a public offering, and in Item (2) above by virtue of Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with existing security holders where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.
Description of Our Securities
General
The following is a summary of the rights of our Common Stock and preferred stock and of certain provisions of our Articles of Incorporation and Bylaws in effect upon the completion of the NextGen Acquisition. For more detailed information, please see our Articles of Incorporation and Bylaws, which are filed as exhibits to this Form 10-K.
Common Stock

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, $0.001 par value per share (the "Common Stock"), of which 1,000,000 shares are designated as Class A Common Stock (the "Class A Common Stock") and all other shares of Common Stock are designated as Class B Common Stock (the "Class B Common Stock"). The Class A Common Stock ranks pari passu with all of the rights and privileges of the Class B Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding. The Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding. Our Class B Common Stock is registered pursuant to Section 12(g) of the Securities Act. As of February 13, 2017, 1,000,000 shares of Class A Common Stock and 6,923,809 shares of Class B Common Stock were issued and outstanding.
Holders of shares of Common Stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available to be distributed. In the event of a liquidation, dissolution or winding up of the Company, the holders of shares of Common Stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and the prior payment to the preferred stockholders if any. Holders of Common Stock have no preemptive rights to purchase our Common Stock. There are no conversion rights or redemption or sinking fund provisions with respect to the Common Stock.
Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were outstanding as of the date of this Report. The preferred stock may be issued from time to time by the Board of Directors as shares of one or more classes or series without further action or vote by the stockholders.

One of the effects of undesignated preferred stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the Board of Director’s authority described above may adversely affect the rights of holders of common stock.
Registration Rights

In connection with the NextGen Acquisition, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), with certain of the Seller Parties, as Company stockholders, pursuant to which the Company will register the Purchaser Shares for resale. Under the terms of the Registration Rights Agreement, the Company will be required to file a registration statement on an appropriate form covering the resale of the Purchaser Shares no later than June 30, 2017.
This description of the Registration Rights Agreement is qualified in its entirety by reference to the Registration Rights Agreement, a copy of which is filed as Exhibit 10.2 to this report and is incorporated into this report by reference.

Nevada Laws

The Nevada Business Corporation Law contains a provision governing “Acquisition of Controlling Interest.” This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges:
●
20 to 33%
●
33% to 50%
●
more than 50%.

A “control share acquisition” is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The stockholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our Articles of Incorporation and Bylaws do exempt our Common Stock from the control share acquisition act.
Transfer Agent and Registrar
The transfer agent and registrar for our Common Stock is West Coast Stock Transfer, Inc., 721 N. Vulcan Ave., Suite 205, Encinitas, CA 92024.
Indemnification of Directors and Officers
Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

No director of the Company will have personal liability to us or any of our stockholders for monetary damages for breach of fiduciary duty as a director involving any act or omission of any such director since provisions have been made in our Articles of Incorporation limiting such liability. The foregoing provisions shall not eliminate or limit the liability of a director for:

●
any breach of the director’s duty of loyalty to us or our stockholders;
●
acts or omissions not in good faith or, which involve intentional misconduct or a knowing violation of law;
●
under applicable Sections of the Nevada Revised Statutes;
●
the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes; or
●
for any transaction from which the director derived an improper personal benefit.

The Bylaws provide for indemnification of our directors, officers, and employees in most cases for any liability suffered by them or arising out of their activities as directors, officers, and employees if they were not engaged in willful misfeasance or malfeasance in the performance of his or her duties; provided that in the event of a settlement the indemnification will apply only when the Board of Directors approves such settlement and reimbursement as being for our best interests. The Bylaws, therefore, limit the liability of directors to the maximum extent permitted by Nevada law (Section 78.751).

Our officers and directors are accountable to us as fiduciaries, which means, they are required to exercise good faith and fairness in all dealings affecting the Company. In the event that a stockholder believes the officers and/or directors have violated their fiduciary duties, the stockholder may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce the stockholder’s rights, including rights under certain federal and state securities laws and regulations to recover damages from and require an accounting by management. Stockholders, who have suffered losses in connection with the purchase or sale of their interest in the Company in connection with such sale or purchase, including the misapplication by any such officer or director of the proceeds from the sale of these securities, may be able to recover such losses from us.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Below are the names of and certain information regarding our current executive officers and directors:
Name	Age	Position
Marshall Chesrown	59	Chief Executive Officer and Chairman
Steven R. Berrard	62	Chief Financial Officer, Secretary and Director
Denmar Dixon	54	Director
Kartik Kakarala	39	Director
Mitch Pierce	59	Director
Kevin Westfall	61	Director
Marshall Chesrown has served as our Chief Executive Officer and Chairman since October 24, 2016. Mr. Chesrown has over 35 years of leadership experience in the automotive retail sector. From December 2014 to September 2016, Mr. Chesrown served as Chief Operating Officer and as a director of Vroom.com, an online direct car retailer. Mr. Chesrown served as Chief Operating Officer of AutoAmerica, an automotive retail company, from May 2013 to November 2014. Previously, Mr. Chesrown served as the President of Chesrown Automotive Group from January 1985 to May 2013, which was acquired by AutoNation, Inc. (“AutoNation”), a leading automotive retail company, in 1997. Mr. Chesrown served as Senior Vice President of Retail Operations for AutoNation from 1997 to 1999. From 1999 to 2013, Mr. Chesrown served as the Chairman and Chief Executive Officer of Blackrock Development, a real estate development company widely known for development of the nationally recognized Golf Club at Black Rock.
We believe that Mr. Chesrown possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the automotive retail sector.
Steven R. Berrard has served as our Chief Financial Officer since January 9, 2017 and served as Interim Chief Financial Officer from July 13, 2016 through January 9, 2017 and as Chief Executive Officer from July 13, 2016 through October 24, 2016. Mr. Berrard has also served as Secretary and a director of the Company since July 13, 2016. Mr. Berrard has served as a director of Walter Investment Management Corp. (“Walter Investment”) since March 2010. He has served, and continues to serve, on the Compensation and Human Resources Committee of Walter Investment since March 2010, and he served on the Audit Committee of Walter Investment from May 2010 until February 2013. He currently also serves on the Nominating and Corporate Governance Committee and the Finance Committee of Walter Investment. Mr. Berrard served on the Board of Directors of Swisher Hygiene Inc., a publicly traded industry leader in hygiene solutions and products, from 2004 until May 2014. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation, Inc. (“AutoNation”), a leading automotive retail company, from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, at the time the world’s largest video store operator. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP (“PwC”)) from 1976 to 1981. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in a number of markets in the United States. Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University.
We believe that Mr. Berrard’s management experience and financial expertise is beneficial in guiding the Company’s strategic direction. He has served in senior management and/or on the Board of Directors of several prominent, publicly traded companies. In several instances, he has led significant growth of the businesses he has managed. In addition, Mr. Berrard has served as the Chairman of the audit committee of several boards of directors.
Denmar Dixon has served on our board of directors since January 9, 2017. Mr. Dixon has served as a director of Walter Investment since April 2009 (and its predecessor since December 2008). Effective October 2015, Mr. Dixon was promoted to the positions of Chief Executive Officer and President of Walter Investment. Mr. Dixon has also served as Vice Chairman of the Board of Directors and Executive Vice President of Walter Investment since January 2010 and Chief Investment Officer of Walter Investment since August 2013. Prior to becoming an executive officer of Walter Investment, he also had served as a member of Walter Investment's Board of Directors’ Audit Committee and Nominating and Corporate Governance Committee and as Chairman of the Compensation and Human Resources Committee (Mr. Dixon resigned from each of these committee positions immediately prior to his appointment as the Vice Chairman of the Board of Directors and Executive Vice President of the Company). Prior to serving on the Board of Directors of Walter Investment, Mr. Dixon was elected to the Board of Managers of JWH Holding Company, LLC (“JWHHC”), a wholly-owned subsidiary of Walter Industries, Inc., in anticipation of the spin-off of Walter Investment Management, LLC (“WIM”) from Walter Industries, Inc. (now known as Walter Energy, Inc.). In 2008, Mr. Dixon founded Blue Flame Capital, LLC, a consulting, financial advisory and investment firm. Prior to forming Blue Flame Capital, LLC, Mr. Dixon spent 23 years with Banc of America Securities, LLC (“Banc of America”) and its predecessors. At the time of his retirement, Mr. Dixon was a Managing Director in the Corporate and Investment Banking group and held the position of Global Head of the Basic Industries group.

We believe that Mr. Dixon possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive business development, mergers and acquisitions and capital markets/investment banking experience within the financial services industry. As a director, he provides significant input into, and is actively involved in, leading the Company’s business activities and strategic planning efforts. Mr. Dixon has significant experience in the general industrial, consumer and business services industries.
Kartik Kakarala was appointed to our board of directors immediately following the completion of the NextGen Acquisition in February 2017. Mr. Kakarala is the Chief Executive Officer of Halcyon Technologies, a global software solutions company with over 280 employees worldwide. He is responsible for sales, business development and innovation, as well as the creation of technology assets. He has been responsible for the growth of a number of strategic, horizontal competencies, and vertical business units like automotive, utilities, finance and healthcare practices. Mr. Kakarala has served as the Chief Executive Officer and President of NextGen from January 2016 to February 2017, which was acquired by the Company in February 2017, providing inventory management solutions to the powersports, recreational vehicle and marine sectors in North America. He served as Chief Executive Officer and President of NextGenAuto from July 2013 to December 2015. Mr. Kakarala served as Chief Executive Officer of ECarTag solutions since 2014, which provides unique wireless pricing solutions to automotive dealers. He served as Director/Co-Founder of Vehicle Systems since 2013 which provides vehicle purchase program solutions. Mr. Kakarala has served as Co-Founder and Managing Partner of RedBumper from July 2010 to August 2014, a company which provided used car inventory management solutions used by thousands of automotive dealers across North America and which was later acquired by ADP in 2014. Mr. Kakarala served as Director/Co-Founder of GridFirst solutions since 2012, a company providing home automation solutions to energy customers. Mr. Kakarala holds a Master's degree in Computer Science from University of Houston.
We believe that Mr. Kakarala possesses specific attributes that qualify him to serve as a member of our board of directors, as he is regarded as a pioneer in developing several systems in the automotive industry including CRM, ERP, inventory management and financial applications.
Mitch Pierce has served on our board of directors since January 9, 2017. Mr. Pierce has over 35 years of leadership experience in the automotive retail sector. Mr. Pierce served as the President of Tempe Toyota Group from January 1985 to June 1997, which was acquired by AutoNation, Inc. (“AutoNation”), a leading automotive retail company, in 1997. Mr. Pierce served as a Regional Vice President of Retail Operations for AutoNation from 1997 to 2003. Mr. Pierce currently owns one of the five largest Toyota stores in United States and is a partner in six other major auto dealerships. Mr. Pierce is a board member of the Southern California Toyota Dealers. He served on the National Dealer Council for Toyota Dealers in 1996-97. He is Past Chairman of the Arizona Automobile Dealer Association.
We believe that Mr. Pierce possesses specific attributes that qualify him to serve as a member of our board of directors, including his more than 30 years of executive experience in the automotive retail sector and broad base of business knowledge and experience.
Kevin Westfall has served on our board of directors since January 9, 2017. Mr. Westfall previously held various executive roles including Senior Vice President of Sales and Senior Vice President of Automotive Finance at AutoNation, founder of BMW Financial Services, President of World Automotive Imports and Leasing and Retail Lease Manager of Chrysler Credit Corporation.
We believe that Mr. Westfall possesses specific attributes that qualify him to serve as a member of our board of directors, including his more than 30 years of executive experience in automotive retail and finance operations.
Director Independence
We are not currently subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” Nevertheless, we expect that our board of directors will determine that all of our directors, other than Messrs. Chesrown, Berrard, and Kakarala, qualify as “independent” directors in accordance with listing requirements of The NASDAQ Stock Market, or NASDAQ. Messrs. Chesrown and Berrard are not considered independent because they are employees of the Company. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board currently maintains a standing audit committee, compensation committee and a nominating and corporate governance committee.

Audit Committee

Our Board, by unanimous consent, established an audit committee (the “Audit Committee”) in January 2017. The initial members of this committee are Messrs. Dixon (chair) and Westfall. Our Board of Directors has determined that Mr. Dixon is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K, and is the Chairman of the Audit Committee. Although the Audit Committee has not yet adopted a formal charter, the Board resolution establishing the Audit Committee authorized the Audit Committee to operate with the customary responsibilities and authority typically granted to an audit committee in a formal charter.

Compensation Committee

In January 2017, our Board, by unanimous consent, also established a compensation committee (the “Compensation Committee”). The initial members of the Compensation Committee are Messrs. Westfall (Chair) and Dixon. The Compensation Committee was established to, among other things, administer and approve all elements of compensation and awards for our executive officers. The Compensation Committee has the responsibility to review and approve the business goals and objectives relevant to each executive officer’s compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive’s compensation based on this evaluation. Although the Compensation Committee has not yet adopted a formal charter, the Board resolution establishing the Compensation Committee authorized the Compensation Committee to operate with the customary responsibilities and authority typically granted to a compensation committee in a formal charter.

Nominating and Corporate Governance Committee

In January 2017, our Board, by unanimous consent, also established a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The initial members of the Nominating and Corporate Governance Committee are Messrs. Chesrown (Chair), Berrard, Westfall and Dixon. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board. Although the Nominating and Corporate Governance Committee has not yet adopted a formal charter, the Board resolution establishing the Nominating and Corporate Governance Committee authorized the Nominating and Corporate Governance Committee to operate with the customary responsibilities and authority typically granted to a nominating and corporate governance committee in a formal charter.

Stockholder Communications

Currently, we do not have a policy relating to stockholder communications with the Board or with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. We intend to approve an appropriate stockholder communications policy at our next Board meeting following our 2017 Annual Meeting of Stockholders.

Code of Ethics

We have not yet adopted a written code of ethics. We intend to approve an appropriate written code of ethics at our next Board meeting following our 2017 Annual Meeting of Stockholders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and executive officers of the Company and ten percent stockholders of the Company to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the SEC. Directors, executive officers, and ten percent stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Item 11.
Executive Compensation.
Summary Compensation
Pamela Elliott, who served as the Company's President, CEO, Secretary, Treasurer, and sole Director from January 1, 2014 through July 13, 2016, has not received any compensation for her service to the Company, except for $1,500 and $1,200 paid in the fiscal years ended November 30, 2015 and 2014, respectively.

No other compensation required to be reported pursuant to this Item was earned or paid during the three years ended December 31, 2016.
Executive Employment Arrangements
Marshall Chesrown
We have not entered into an employment agreement or arrangement with Mr. Chesrown. Accordingly, he is employed as our Chief Executive Officer on an at-will basis. Mr. Chesrown currently receives no annual base salary.
Mr. Chesrown is eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our Board, however through the date of this filing, no grants of equity awards have been made.
Steven Berrard
We have not entered into an employment agreement or arrangement with Mr. Berrard. Accordingly, he is employed as our Chief Financial Officer on an at-will basis. Mr. Berrard currently receives no annual base salary.
Mr. Berrard is eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our Board, however through the date of this filing, no grants of equity awards have been made.
Non-Employee Director Compensation
We have not yet established a policy for non-employee director compensation. We intend to establish a non-employee director compensation policy at our next Board meeting following our 2017 Annual Meeting of Stockholders.
Employee Benefit Plans
2017 Stock Incentive Plan
On January 9, 2017, the Company’s Board of Directors approved the adoption of the RumbleON, Inc. 2017 Stock Incentive Plan (the "Plan"), subject to stockholder approval at the Company's 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company's issued and outstanding shares of common stock from time to time are reserved for issuance under the Plan. As of January 9, 2017, 6,400,000 shares were issued and outstanding, resulting in 768,000 shares available for issuance under the Plan. The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by the Plan attached as Exhibit 10.6 to this report and incorporated herein by reference.
We have not maintained any other equity compensation plans since our inception.
Item 12.
Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock that may be acquired upon exercise or vesting of equity awards within 60 days of the date of the table below are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
As of the Effective Date, 7,923,809 shares of common stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our Common Stock as of the Effective Date, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities). To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleON, Inc., 4521 Sharon Road, Suite 370, Charlotte, NC 28211.

As of the Effective Date
Name and Address of Beneficial Owner	No. of Shares of Class A Common Stock Owned	Percentage of Class A Ownership (1)(2)	No. of Shares of Class B Common Stock Owned	Percentage of Class B Ownership (1)(3)
Named Executive Officers and Directors:
Marshall Chesrown(4)	875,000	87.5%	1,537,500	22.2%
Steven R. Berrard(5)	125,000	12.5%	2,310,013(6)	32.1%
Denmar Dixon(7)	-	*	316,667	4.6%
Kartik Kakarala(8)	-	*	1,523,809	22.0%
Mitch Pierce	-	*	-	*
Kevin Westfall	-	*	-	*

5% Stockholders:
Ralph Wegis(9)	-	*	1,321,878	19.1%
NextGen Dealer Solutions, LLC	-	*	1,523,809	22.0%

All directors and executive officers as a group (6 persons) (10)	1,000,000	100.0%	5,687,989	80.9%
_______________________
*
Represents beneficial ownership of less than 1%.
(1)
Calculated in accordance with applicable rules of the SEC.
(2)
Based on 1,000,000 shares of Class A Common Stock issued and outstanding as of the Effective Time, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the SEC. The Class A Common Stock has 10 votes for each share outstanding compared to one vote for each share of Class B Common Stock outstanding. As of the Effective Time, the holders of the Class A Common Stock will have in aggregate voting power representing 80.2% of the Company's outstanding Common Stock on a fully diluted basis.
(3)
Based on 6,923,809 shares of Class B Common Stock issued and outstanding as of the Effective Time, and additional shares deemed to be outstanding as to a particular person, in accordance with applicable rules of the SEC.
(4)
As of the Effective Time, Mr. Chesrown will have voting power representing approximately 60.8% of the Company's outstanding Common Stock on a fully diluted basis.
(5)
Shares are owned directly through Berrard Holdings Limited Partnership ("BHLP"), a limited partnership controlled by Steven R. Berrard. Mr. Berrard has the sole power to vote and the sole power to dispose of each of the shares of Common Stock which he may be deemed to beneficially own. As of the Effective Time, Mr. Berrard will have voting power representing approximately 19.4% of the Company's outstanding Common Stock on a fully diluted basis, which does not include the 272,513 shares of Class B Common Stock issuable upon conversion of promissory note held by BHLP.
(6)
Includes 272,513 shares of Class B Common Stock issuable upon conversion of a promissory note held by BHLP as of the Effective Date.
(7)
Shares are owned directly through Blue Flame Capital, LLC, an entity controlled by Mr. Dixon. Mr. Dixon has the sole power to vote and the sole power to dispose of each of the shares of Common Stock which he may be deemed to beneficially own. As of the Effective Time, Mr. Dixon will have voting power representing approximately 1.9% of the Company's outstanding Common Stock on a fully diluted basis.
(8)
Shares are owned indirectly through NextGen Dealer Solutions, LLC, a limited liability company of which Mr. Kakarala is the Manager. Mr. Kakarala has the sole power to vote and the sole power to dispose of each of the shares of Common Stock he may be deemed to beneficially own. As of the Effective Time, Mr. Kakarala will have voting power representing approximately 9.0% of the Company's outstanding Common Stock on a fully diluted basis.
(9)
As of the Effective Time, Mr. Wegis will have voting power representing approximately 7.8% of the Company's outstanding Common Stock on a fully diluted basis.
(10)
As of the Effective Time, all directors and executive officers as a group will have voting power representing approximately 92.4% of the Company's outstanding Common Stock on a fully diluted basis.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.
We have been a party to the following transactions since December 1, 2015, in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest. Blue Flame Capital, LLC, a Purchaser and an entity controlled by Denmar Dixon, one of the Company's directors, received 166,667 shares of the Company's common stock for $250,000. Ralph Wegis, a holder of more than 5% of our common stock and a Purchaser, paid $799,999.50 for 533,333 shares of the Company's common stock.

2016 Financing
In July 2016, BHLP loaned the Company, and the Company executed a promissory note, in the principal amount of $191,858 payable to BHLP (the “Note”). Pursuant to the Note, the Company is obligated to repay $191,858 with interest thereon at the rate of 6% per annum. The maturity date of the Note is July 13, 2026 (the "Maturity Date"). Further, the Note provided that from the date of an equity financing of at least $500,000 through the Maturity Date, BHLP has the right to convert the outstanding balance under the Note into shares of capital stock of the Company being issued in such qualified financing (“Qualified Financing Securities”) at a conversion price equal to the greater of (i) $0.06 and (ii) fifty percent (50%) of the price per share at which the Qualified Financing Securities are sold by the Company in the qualified financing (the “Conversion Price”). The November 2016 Private Placement (as described below) was completed on November 28, 2016 and is considered a qualified financing; as such, the Conversion Price of the Note has been established at $0.75.
Effective August 31, 2016, the principal amount of the Note was amended to include an additional $5,500 loaned to the Company, on the same terms as the original Note. As of December 31, 2016, the total amount owed was $197,358 plus accrued interest of $5,580.

November 2016 Private Placement
On November 28, 2016, the Company completed the Private Placement with certain Purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000. In connection with the Private Placement, the Company also entered into the Loan Agreements, pursuant to which the Purchasers will loan to the Company their pro rata share of up to $1,350,000 in the aggregate (the “Applicable Loan Amount”) upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020.
Related Party Transaction Policy
Our Board intends to adopt a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors if it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. The related party transactions described above were entered into prior to the adoption of this policy.
Item 14.
Principal Accounting Fees and Services.
Then information required by this Item 14 is incorporated by reference to RumbleON, Inc.'s proxy statement for its 2017 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2016.

PART IV
Item 15.
Exhibits, Financial Statement Schedules.
(a)
We have filed the following documents as part of this Annual Report on Form 10-K:
1.
The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.
2.
Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.
Exhibits included or incorporated herein: See index to Exhibits.
Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
2.1	Asset Purchase Agreement, dated as of January 8, 2017		8-K	2.1	01/09/17
2.2	Assignment of APA, dated as of January 31, 2017	X
3.1	Articles of Incorporation of Smart Server filed on October 24, 2013		S-1/A	3(i)(a)	03/20/14
3.2	Amended Bylaws	X
3.3	Certificate of Amendment, filed February 13, 2017	X
10.1	Amended and Restated Stockholders Agreement, dated February 8, 2017	X
10.2	Registration Rights Agreement, dated February 8, 2017	X
10.3	Consulting Agreement, dated February 8, 2017	X
10.4	Services Agreement, dated February 8, 2017(Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential treatment)	X
10.5
Data Confidentiality Agreement, dated February 8, 2017 (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)
X
10.6	2017 RumbleON Stock Incentive Plan+		8-K	10.1	01/09/17
10.7	Form of Loan Agreement		8-K	10.1	12/21/16
10.8	Form of Promissory Note		8-K	10.2	12/21/16
10.9	Stockholders' Agreement dated October 24, 2016		8-K	10.1	10/28/16
10.10	Promissory Note, dated July 13, 2016		8-K	10.1	07/19/16
10.11	Amendment to Promissory Note, dated August 31, 2016	X
10.12	Unconditional Guaranty Agreement	X
10.13	Security Agreement	X
16.1	Letter from Seale and Beers CPAs		8-K	16.1	12/21/16
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Press Release, dated February 14, 2017	X
101.INS**	XBRL Instance Document	X
101.SCG**	XBRL Taxonomy Extension Schema	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*
Furnished herewith
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
 +
Management Compensatory Plan
Item 16. Form 10-K Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleON, INC.

By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer

Date: February 14, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors,	February 14, 2017
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Steven R. Berrard	Director, Chief Financial Officer and Secretary	February 14, 2017
Steven R. Berrard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Denmar Dixon	Director	February 14, 2017
Denmar Dixon

/s/ Kartik Kakarala	Director	February 14, 2017
Kartik Kakarala

/s/ Mitch Pierce	Director	February 14, 2017
Mitch Pierce

/s/ Kevin Westfall	Director	February 14, 2017
Kevin Westfall

Index to Financial Statements

RumbleON, Inc. (formerly Smart Server, Inc.) Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
RumbleON, Inc. (formerly Smart Server, Inc.) Balance Sheets	F-3
RumbleON, Inc. (formerly Smart Server, Inc.) Statements of Operations	F-4
RumbleON, Inc. (formerly Smart Server, Inc.) Statement of Stockholders' Equity (Deficit)	F-5
RumbleON, Inc. (formerly Smart Server, Inc.) Statements of Cash Flows	F-6
RumbleON, Inc. (formerly Smart Server, Inc.) Notes to Financial Statements	F-7
NextGen Dealer Solutions, LLC Financial Statements
Report of Independent Registered Public Accounting Firm	F-15
NextGen Dealer Solutions, LLC Balance Sheets	F-16
NextGen Dealer Solutions, LLC Statements of Operations and Changes in Members’ Equity	F-17
NextGen Dealer Solutions, LLC Statements of Cash Flows	F-18
NextGen Dealer Solutions, LLC Notes to Financial Statements	F-19
Unaudited Pro Forma Condensed Combined Financial Statements
RumbleON, Inc. and Subsidiary Pro Forma Condensed Combined Balance Sheet (unaudited)	PF-3
RumbleON, Inc. and Subsidiary Pro Forma Condensed Combined Statement of Operations (unaudited)	PF-4
Notes to Unaudited Pro Forma Condensed Combined Financial Statements	PF-5

RumbleON, Inc. (formerly Smart Server, Inc.) Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of RumbleON, Inc.
We have audited the accompanying balance sheets of RumbleON, Inc. as of December 31, 2016, December 31, 2015, and November 30, 2015, and the related statements of income, stockholders’ equity, and cash flows for the twelve months ended December 31, 2016 and November 30, 2015, and for the month ended December 31, 2015. RumbleON, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor werewe engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RumbleON, Inc. as of December 31, 2016, December 31, 2015, and November 30, 2015, and the results of its operations and its cash flows for the twelve months ended December 31, 2016 and November 30, 2015, and for the month ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since the Company has not generated revenue from operations substantial doubt exists about its ability to continue on as a going concern. Management’s plans concerning these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
Scharf Pera & Co., PLLC
Charlotte, North Carolina

February 14, 2017

RumbleON, Inc.
(formerly Smart Server, Inc.)
Balance Sheets
	December 31,		November 30,
	2016	2015	2015
ASSETS
Current assets:
Cash	$1,350,580	$3,713	$1,563
Prepaid expense	1,667	-	-
Total current assets	1,352,247	3,713	1,563

Other assets	45,515	2,692	2,850

Total assets	$1,397,762	$6,405	$4,413

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$139,083	$8,799	$11,799
Accounts payable-related party	80,018	-	-
Current portion of note payable-related party	-	100,000	100,000
Accrued interest payable-current portion	-	11,137	10,627
Total current liabilities	219,101	119,936	122,426

Long-term liabilities:
Accrued interest payable - related party	5,508	1,865	1,656
Note payable-related party		41,000	33,000
Convertible note payable - related party, net	1,282	-	-
Deferred tax liability	78,430	-	-
Total long-term liabilities	85,220	42,865	34,656

Total liabilities	304,321	162,801	157,082

Commitments and Contingencies (Notes 3, 6, 9, 10)	-	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2016, December 31, 2015 and November 30, 2015	-	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,400,000, 5,500,000 and 5,500,000 shares issued and outstanding
as of December 31, 2016, December 31, 2015 and November 30, 2015	6,400	5,500	5,500
Additional paid-in capital	1,534,015	64,500	64,500
Subscriptions receivable	(1,000)	(5,000)	(5,000)
Accumulated deficit	(445,974)	(221,396)	(217,669)
Total stockholders' equity (deficit)	1,093,441	(156,396)	(152,669)

Total liabilities and stockholders' equity (deficit)	$1,397,762	$6,405	$4,413

See Accompanying Notes to Financial Statements.

RumbleON, Inc. (formerly Smart Server, Inc.) Statements of Operations

	For the year ended December 31, 2016	For the month ended December 31, 2015	For the year ended November 30, 2015

Revenue	$-	$-	$-

Operating expenses:
General and administrative	57,825	-	2,529
Depreciation and amortization	1,900	158	1,900
Impairment of assets	792	-	-
Professional fees	152,876	2,850	37,123
Total operating expenses	213,393	3,008	41,552

Other expense:
Interest expense - related party	11,698	719	7,257
Total other expense	11,698	719	7,257

Net loss before provision for income taxes	(225,091)	(3,727)	(48,809)

Benefit for income taxes	513	-	-

Net loss	$(224,578)	$(3,727)	$(48,809)

Weighted average number of common
shares outstanding - basic	5,581,370	5,500,000	3,513,699
shares outstanding - diluted	5,581,370	5,500,000	3,513,699

Net loss per share - basic	$(0.04)	$(0.00)	$(0.01)
Net loss per share - diluted	$(0.04)	$(0.00)	$(0.01)

See Accompanying Notes to Financial Statements.

RumbleON, Inc. (formerly Smart Server, Inc.) Statement of Stockholders' Equity (Deficit)
	Preferred Shares		Common Shares		Additional Paid	Subscription	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	(Deficit)
Balance, November 30, 2014	-	$-	5,500,000	$5,500	$64,500	$-	$(168,860)	$(98,860)

Repurchased and cancellation of common stock	-	-	(5,000,000)	(5,000)	-	-	-	(5,000)

Issuance of common stock	-	-	5,000,000	5,000	-	(5,000)	-	-

Net loss	-	-	-	-	-	-	(48,809)	(48,809)

Balance, November 30, 2015	-	$-	5,500,000	$5,500	$64,500	$(5,000)	$(217,669)	$(152,669)

Net loss	-	-	-	-	-	-	(3,727)	(3,727)

Balance, December 31, 2015	-	$-	5,500,000	$5,500	$64,500	$(5,000)	$(221,396)	$(156,396)

Cash received for subscriptions receivable	-	-	-	-	-	5,000	-	5,000

Donated capital	-	-	-	-	2,000	-	-	2,000

Issuance of common stock	-	-	900,000	900	1,349,100	(1,000)	-	1,349,000

Beneficial conversion feature, net of deferred taxes	-	-	-	-	118,415	-	-	118,415

Net loss	-	-	-	-	-	-	(224,578)	(224,578)

Balance, December 31, 2016	-	$-	6,400,000	$6,400	$1,534,015	$(1,000)	$(445,974)	$1,093,441

 See Accompanying Notes to Financial Statements.

RumbleON, Inc. (formerly Smart Server, Inc.) Statements of Cash Flows

	For the year ended December 31, 2016	For the month ended December 31, 2015	For the year ended November 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(224,578)	$(3,727)	$(48,809)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,900	158	1,900
Impairment of asset	792	-	-
Amortization of beneficial conversion feature	1,282	-	-
Increase in deferred tax liability	(513)	-	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,667)	-	-
Increase in accounts payable	130,284	-	-
Increase (decrease) in accounts payable - related party	80,018	(3,000)	7,020
(Decrease) increase in accrued interest payable - related party	(7,494)	719	7,257
Net cash used in operating activities	(19,976)	(5,850)	(32,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of other assets	(45,515)	-	-
Net cash used in investing activities	(45,515)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	214,358	8,000	33,000
Repayments for note payable - related party	(158,000)	-	-
Proceeds from sale of common stock	1,354,000	-	-
Donated capital	2,000	-	-
Payments for the purchase of treasury stock	-	-	(5,000)
Net cash provided by financing activities	1,412,358	8,000	28,000

NET INCREASE (DECREASE) IN CASH	1,346,867	2,150	(4,632)

CASH AT BEGINNING OF PERIOD	3,713	1,563	6,195
CASH AT END OF PERIOD	$1,350,580	$3,713	$1,563

SUPPLEMENTAL INFORMATION:
Interest paid	$17,909	$-	$-
Income taxes paid	$-	$ -	$-

See Accompanying Notes to Financial Statements.

Notes to Financial Statements
Note 1 –Description of Business and Significant Accounting Policies
Organization
RumbleON, Inc. (the “Company”) was incorporated in October, 2013 under the laws of the State of Nevada, as Smart Server, Inc. (“Smart Server”). On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleON, Inc.
Description of Business
  Smart Server was formed to engage in the business of designing and developing computer application software for smart phones and tablet computers (“mobile payment application”) to provide customers at participating restaurants, bars, and clubs the ability to pay their bill with their smartphone without having to ask for the check. Smart Server ceased its software development activities in 2014 and, having no operations and no or nominal assets, met the definition of a "shell company" under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.
In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of Smart Server from the prior owner of such shares and efforts began on the development of a unique, capital light, and disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles. It is our goal to have the platform recognized as the most trusted and effective solution for the sale, acquisition, and distribution of recreation vehicles and provide users an efficient, fast, transparent, and engaging experience. Our initial focus is the market for 650cc and larger on road motorcycles, particularly those concentrated in the Harley Davidson brand; we will look to extend to other brands and additional vehicle types and products as the platform matures.
RumbleON intends to both make consumers or dealers a cash offer for the purchase of their vehicle and provide them the flexibility to trade, list, consign, or auction their vehicle through the websites and mobile apps of RumbleON and our partner dealers. In addition, RumbleON will offer a large inventory of vehicles for sale on its website and will offer financing and associated products. RumbleON will earn fees and transaction income, and partner dealers will earn incremental revenue and enhance profitability through increased sales leads, and fees from inspection, reconditioning and distribution programs. RumbleON will be driven by a proprietary technology platform that was acquired on February 8, 2017 from NextGen Dealer Solutions, LLC. The NextGen platform provides integrated accounting, appraisal, inventory management, CRM, lead and call center management, equity mining, and other key services necessary to drive the online marketplace. For additional information, see Note 11 “Subsequent Events.”
As of December 31, 2016, the Company had a total of $1,350,580 in available cash. If we were to not receive any additional funds, we could not continue in business for the next 12 months with our currently available capital. Since inception, we have financed our cash flow requirements through debt and equity financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending the Company’s ability to generate sustainable cash flow from the implementation of its business strategy and utilization of its e-commerce platform.
Year end
In October 2016, the Company changed its fiscal year-end from November 30 to December 31.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, carrying value of intangible assets, sales returns, receivables valuation, restructuring-related liabilities, taxes, and contingencies. Actual results could differ materially from those estimates.

Earnings (Loss) Per Share
The Company follows the FASB Accounting Standards Codification ("ASC") Topic 260-Earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of our payment is probable.
Purchase Accounting for Business Combinations
The Company will account for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference will be recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. Transactions that occur in conjunction with or subsequent to the closing date of the acquisition are evaluated and accounted for based on the facts and substance of the transactions.
Goodwill
Goodwill is not amortized but rather tested for impairment at least annually. The Company will test goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  Impairment testing for goodwill will be done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component.  The Company has concluded that currently it has one reporting unit.
Determining fair value includes the use of significant estimates and assumptions.  Management will utilize an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows are based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis will reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict.
Other Assets
Included in “Other Assets” on our balance sheet will be identifiable intangible assets including customer relationships, non-compete agreements, trademarks, trade names and internet domain names, net of amortization. The estimated fair value of these intangible assets at the time of acquisition will be based upon various valuation techniques including replacement cost and discounted future cash flow projections.  Customer relationships will be amortized on a straight-line basis over the expected average life of the acquired accounts, which will be based upon several factors, including historical longevity of customers and contracts acquired and historical retention rates. Non-compete agreements will be amortized on a straight-line basis over the term of the agreement, which will generally not exceed five years. The Company will review the recoverability of these assets if events or circumstances indicate that the assets may be impaired and will periodically reevaluate the estimated remaining lives of these assets.
Trademarks, trade names and internet domain names are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate.  Indefinite lived intangible assets will be tested, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired.
Long-Lived Assets
Fixed assets will be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used will be measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset.  If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values.  The Company will also perform a periodic assessment of the useful lives assigned to the long-lived assets.

Inventories
Inventories will be stated at the lower of cost or market.
Valuation Allowance for Accounts Receivable
We will estimate the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.
Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.
Marketing and Advertising Costs

Marketing costs primarily consist of targeted online advertising, television advertising, public relations expenditures, and payroll and related expenses for personnel engaged in marketing and selling activities and will be expensed as incurred. There were no marketing costs included in general and administrative expenses for the year ended December 31, 2016, for the month ended December 31, 2015 and for the year ended November 30, 2015.

Technology and Content

Technology costs for the RumbleON technology platform will be accounted for pursuant to ASC Topic 350-Intangibles — Goodwill and Other and will consist principally of development activities including payroll and related expenses for employees and third-party contractors involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, as well as other technology infrastructure expenses. Technology and content costs for design or maintenance of internal-use software and general website development will be expensed as incurred. Costs incurred to develop new website functionality as well as new software products for resale and significant upgrades to existing platforms or modules will be capitalized and amortized over seven years.
The costs associated with the development of the Smart Server mobile payment application website were capitalized pursuant to ASC Topic 350-Intangibles — Goodwill and Other. Other costs related to the maintenance of the website were expensed as incurred. The Company commenced amortization upon the completion of the Company’s fully operational mobile payment application website. Amortization was provided over the estimated useful lives of three years using the straight-line method for financial statement purposes. Amortization expense for the year ended December 31, 2016, for the month ended December 31, 2015 and for the year ended November 30, 2015 was $1,900, $158 and $1,900, respectively. In December, 2016 the Company evaluated its mobile payment application website and recorded $792 of impairment. The carrying value of this website as of December 31, 2016, was $0.

Property and Equipment, Net
Property and equipment will be stated at cost less accumulated depreciation. Equipment will include assets such as furniture and fixtures, heavy equipment, servers, networking equipment, internal-use software and website development. Depreciation will be recorded on a straight-line basis over the estimated useful lives of the assets.

Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016, December 31, 2015 and November 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
ASC Topic 820-10-30-2-Fair Value Measuement establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. Inputs other than quoted market prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, are Level 2 inputs.
Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.
Beneficial Conversion Feature
From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature ("BCF") of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note's proceeds to the conversion feature, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid-in-capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using either a) the Black Scholes valuation model, or b) a discount cash flow analysis tested for sensitivity to key Level 3 inputs using Monte Carlo simulation.

Stock-Based Compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505-Equity and 718-Compensation, Stock Expense which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC Topic 718-10 and the conclusions reached by the ASC Topic 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505-50.
Income Taxes
The Company follows ASC Topic 740-Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2016, December 31, 2015 and November 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.
The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.
The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2016, December 31, 2015 and November 30, 2015, no income tax expense has been incurred.
Recent Pronouncements
The Company has evaluated the recent accounting pronouncements through January 2017 and believes that none of them will have a material effect on the company’s financial statements.
Note 2 – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its mobile payment application business plan and incurring start-up costs and expenses, resulting in an accumulated net losses from inception (October 24, 2013) through the period ended December 31, 2016 of $445,974. The Company’s development activities since inception have been financially sustained through debt and equity financing.
The ability of the Company to continue as a going concern is dependent upon its continued ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenue. These financial statements do not include any material adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.
Note 3 – Notes Payable – Related Party
During 2013, the Company entered into a series of unsecured promissory notes with a related party for aggregate proceeds of $30,000. Each unsecured note bears interest at 6% per annum with principal and interest due at the end of twenty-four months beginning in November 2015.
During 2014, the Company entered into a series of unsecured promissory notes with a related party for aggregate proceeds of $70,000. Each unsecured note bears interest at 6% per annum with principal and interest due at the end of twenty-four months beginning in August 2015.
During 2015, the Company entered into a series of unsecured promissory notes with a related party for aggregate proceeds of $41,000. Each unsecured note bears interest at 6% per annum with principal and interest due at the end of twenty-four months beginning in February 2016.
During 2016, the Company entered into a series of unsecured promissory notes with a related party for aggregate proceeds of $17,000. Each unsecured note bears interest at 6% per annum with principal and interest due at the end of twenty-four months beginning in February 2018.
In July, 2016, the Company repaid the total outstanding principal and accrued interest of $175,909 on the unsecured promissory note with the related party. Interest expense on this note for the year ended December 31, 2016, for the month ended December 31, 2015 and for the year ended November 30, 2015 was $5,626, $719 and $7,257, respectively.

Note 4 – Other Assets
At December 31, 2016, other assets consisted of $45,515 of costs to acquire domain names to be used in connection with the launch of the Company’s e-commerce platform. As of December 31, 2015, and November 30, 2015 other assets was $0.
Note 5 – Income Taxes
At December 31, 2016, December 31, 2015 and November 30, 2015, the Company has operating loss carryforwards of $230,564, $221,396 and $217,669, respectively, which begin to expire in 2033. We believe that it is more likely than not that the benefit from our operating loss carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these operating loss carryforwards of $87,614, $77,489 and $76,184 for the periods ended December 31, 2016, December 31, 2015 and November 30, 2015, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.
The Company’s effective tax rate benefit for the year ended December 31, 2016 was .01% and was a result of the amortization of the debt discount on the convertible note payable-related party. For the year ended December 31, 2016, there was a $78,943 deferred tax liability associated with the beneficial conversion feature on the convertible note payable-related party.  For additional information, see Note 6 “Convertible Notes Payable-Related Party.”
Note 6 – Convertible Notes Payable – Related Party
On July 13, 2016, the Company entered into unsecured Convertible Note (“Note”) with Berrard Holdings Limited Partnership (“BHLP”), an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company received $191,858. The Note is due on July 13, 2026 and bears interest at 6% per annum. The Note is convertible into common stock, in whole at any time prior to maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. The Note is due on July 13, 2026 and bears interest at 6% per annum.
Effective August 31, 2016, the principal amount of the Note was amended to include an additional $5,500 loaned to the Company, on the same terms as the original Note. As of August 31, 2016, the total amount owed was $197,358.

On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the Note of $0.75 per share, resulting in the principal amount of the Note being convertible into 263,144 shares of common stock. As such, November 28, 2016 became the “commitment date” for purposes of determining the value of the Note conversion feature. Given that there was no trading in the Company common stock since July, 2014, other than the purchase by BHLP of 99.5% of the shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the Note which resulted in a value in excess of the principal amount of the Note. Thus, the Company recorded as a Note discount of $197,358 with the corresponding amount as an addition to paid in capital. The Note discount will be amortized to interest expense until the Note matures in July, 2026 using the effective interest method. The effective interest rate at December 31, 2016 was 7.4%.

As of December 31, 2016, the balance of the note consists of:

December 31, 2016
Principal	$197,358
Less: Debt discount	(196,076)
$1,282

Interest expense on this note for the year ended December 31, 2016 was $5,508 and the amortization of the beneficial conversion feature was $1,282. The holder of the Note has indicated to the Company despite being permitted under the terms of the Note, he will neither request payment of, nor consent to prepayment by the Company of any accrued and unpaid interest.

The debt discount related to the Note creates a timing difference for taxes and results in the creation of a deferred tax liability and a reduction in paid-in-capital of $78,943 assuming a tax rate of 40% of the $197,358 Note discount. Correspondingly, the $1,282 of debt discount amortization in 2016 yields a $513 reduction in the deferred tax liability and is correspondingly reflected as an income tax benefit in the statements of operations.

Note 7 – Stockholders’ Equity
At December 31, 2016, the Company was authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. For additional information, see Note 11, "Subsequent Events."
On January 9, 2017, the Company's Board and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Marshall Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Steven R. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard, effective at the time the Certificate of Amendment was filed with the Secretary of State of Nevada.
On June 24, 2015, the Company repurchased and cancelled 5,000,000 shares of common stock from a former officer and director of the Company for $5,000.
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
On November 28, 2016, the Company sold 900,000 shares of common stock to three investors for cash of $1,349,000 and subscriptions receivable of $1,000.
On November 28, 2016, the Company recorded a beneficial conversion feature of $197,358 related to the convertible note with an entity owned and controlled by a current officer and director, Steven Berrard. For additional information, see Note 6, “Convertible Notes Payable – Related Party.”
Note 8 – Warrants and Options
As of December 31, 2016, December 31, 2015 and November 30, 2015, there were no warrants or options outstanding to acquire any additional shares of common stock.
Note 9 – Related Party Transactions
As of December 31, 2016, the Company had convertible notes payable of $197,358 and accrued interest totaling $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. For additional information, see Note 6 “Convertible Notes Payable – Related Party.”
As of December 31, 2015, and November 30, 2015, the Company had loans totaling $141,000 and $133,000 and accrued interest totaling $13,002 and $12,283 due to an entity that is owned and controlled by a family member of an officer and director of the Company. During the year ended December 31, 2016, month ended December 31, 2015 and for the year ended November 30, 2015, the interest expense was $4,907, $719 and $7,257, respectively. In March 2015, there was a new officer and director appointed and the lender is now considered a related party. All convertible notes and related party notes outstanding as of July 13, 2016, were paid in full in July, 2016.
Note 10 – Commitments and Contingencies
We may be involved in litigation from time to time in the ordinary course of business. If any such litigation arises, we may not be able to provide assurance that the ultimate resolution of any such legal or administrative proceedings or disputes will not have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2016, December 31, 2015 and November 30, 2015 we were not aware of any threatened or pending litigation.

Note 11 – Subsequent Events
On January 8, 2017, RumbleON entered into an Asset Purchase Agreement with NextGen Dealer Solutions, LLC ("NextGen"), Halcyon Consulting, LLC ("Halcyon"), and members of Halcyon signatory thereto ("Halcyon Members," and together with Halcyon, the "Halcyon Parties"), as amended by that certain Assignment, dated February 8, 2017, between the Company and NextGen Pro, LLC (the "NextGen Agreement"). NextGen and the Halcyon Parties are collectively referred to as the "Seller Parties." NextGen has developed a proprietary technology platform that will underpin the operations of the Company. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, the Company will acquire all of NextGen's assets, properties and rights of whatever kind, tangible and intangible, other than the excluded assets under the terms of the Agreement. The Company will assume liability only for certain post-closing contractual obligations pursuant to the terms of the Agreement. The transaction closed in the first quarter of 2017.
The Agreement provides that the Company will acquire substantially all of the assets of NextGen in exchange for approximately $750,000 in cash, plus 1,523,809 unregistered shares of common stock of the Company (the "Purchaser Shares"), and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the "Acquisition Note"). The Acquisition Note matures on the third anniversary of the date the Acquisition Note is entered into (the "Maturity Date"). Interest will accrue and be paid semi-annually on the Acquisition Note (i) at a rate of 6.5% annually from the date the Acquisition Note is entered into through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the date the Acquisition Note is entered into through the Maturity Date. In connection with the closing of the transaction, the Company has agreed with certain investors to accelerate the funding of the second tranche of their investment totaling $1.35 million by issuing such investors 1,161,920 shares of the Company's common stock and a note in the amount of $667,000, to be issued on the closing date.
On January 9, 2017, the Company’s Board of Directors approved the adoption of the RumbleON, Inc. 2017 Stock Incentive Plan (the "Plan"), subject to stockholder approval at the Company's next Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company's issued and outstanding shares of common stock from time to time are reserved for issuance under the Plan. As of the date of this report, 6,400,000 shares are issued and outstanding, resulting in 768,000 shares available for issuance under the Plan.
On January 9, 2017, the Company's Board and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment"), to change the name of the Company to RumbleON, Inc. and to create an additional class of common stock of the Company, which was effective on February 13, 2017 (the "Effective Date").
Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock, and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding.
Also on January 9, 2017, the Company's Board and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Marshall Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Steven R. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard, effective at the time the Certificate of Amendment was filed with the Secretary of State of Nevada.

On February 8, 2017 (the "Closing Date"), RumbleON completed the NextGen Acquisition in exchange for $750,000 in cash, the Purchaser Shares, and the Acquisition Note. The Acquisition Note matures on the third anniversary of the Closing Date (the "Maturity Date"). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the Closing Date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the Closing Date through the Maturity Date.
On February 13, 2017, the Effective Date, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada changing the Company's name to RumbleON, Inc. and creating the Class A and Class B Common Stock. Also on the Effective Date, the Company issued an aggregate of 1,000,000 shares of Class A Common Stock to Messrs. Chesrown and Berrard in exchange for an aggregate of 1,000,000 shares of Class B Common Stock held by them. Also on the Effective Date, the Company amended its bylaws to reflect the name change to RumbleON, Inc. and to reflect the Company's primary place of business as Charlotte, North Carolina.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members of NextGen Dealer Solutions, LLC
We have audited the accompanying balance sheets of NextGen Dealer Solutions, LLC as of December 31, 2016 and 2015, and the related statements of operations and changes in members’ equity, and cash flows for the year ended December 31, 2016 and the period December 10, 2015 to December 31, 2015. NextGen Dealer Solutions, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NextGen Dealer Solutions, LLC as of December 31, 2016, and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period December 10, 2015 to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Scharf Pera & Co., PLLC
Charlotte, North Carolina

February 14, 2017

NextGen Dealer Solutions, LLC
Balance Sheets

	At December 31,
	2016	2015
Assets:
Current Assets
Cash	$46,891	$1,500,000
Prepaid expenses	5,635	-
Total current assets	52,526	1,500,000

Property and Equipment - Net of Accumulated Depreciation	1,400,703	1,312,252

Total Assets	$1,453,229	$2,812,252

Liabilities and Members’ Equity
Current Liabilities:
Accounts payable	$3,445	$21,495
Due to related parties	516,146	77,343

Total current liabilities	519,591	98,838
Commitments and Contingencies	-	-
Members' Equity	933,638	2,713,414

Total liabilities and Members’ equity	$1,453,229	$2,812,252

See Accompanying Notes to Financial Statements

NextGen Dealer Solutions, LLC
Statements of Operations and Changes in Members’ Equity

	For the year ended December 31, 2016	For the period from December 10, 2015 through December 31, 2015
Revenue:
Gross revenue	$138,141	$6,257

Cost and Expenses:
Cost of goods sold	332,559	17,857
General and administrative expenses	1,586,002	96,608
	1,918,561	114,465

Operating Loss	(1,780,420)	(108,208)

Other Income	644	-

Net Loss	(1,779,776)	(108,208)

Members' Equity - Beginning	2,713,414	-

Contributions	-	2,821,622

Members' Equity - Ending	$933,638	$2,713,414

See Accompanying Notes to Financial Statements

NextGen Dealer Solutions, LLC Statements of Cash Flows

	For the year ended December 31, 2016	For the period from December 10, 2015 through December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,779,776)	$(108,208)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	253,468	9,370
Changes in operating assets and liabilities:
Increase in prepaid expenses	(5,635)	-
Increase (decrease) in accounts payable	(18,050)	21,495
Increase in accounts payable - related party	438,803	77,343
Net cash used in operating activities	(1,111,190)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in software	(341,919)	-
Net cash used in investing activities	(341,919)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from member contribution	-	1,500,000
Net cash provided by financing activities	-	1,500,000
		-
NET (DECREASE) INCREASE IN CASH	(1,453,109)	1,500,000

CASH AT BEGINNING OF PERIOD	1,500,000	-
CASH AT END OF PERIOD	$46,891	$1,500,000

See Accompanying Notes to Financial Statements

NextGen Dealer Solutions, LLC
Notes to Financial Statements
Note 1 - Description of Business and Significant Accounting Policies
Organization
NextGen Dealer Solutions, LLC (“Company”) was formed on December 10, 2015 as a limited liability company under the laws of the State of Delaware.
Nature of operations
The Company has developed a software platform for the powersports vehicle industry incorporating modules sales, operations, customer relationship management, equity mining and marketing with dealer management systems and website providers under the brand name of CyclePro Solutions. The solution is intended to provide powersports vehicle dealers with increased visibility and information related to their sales process, inventory levels, and customer data. Additionally, the platform offers dealers the ability to more easily communicate with their customers, with the goal of driving incremental sales. Dealers typically pay monthly subscription fees to access some or all modules on an a la carte basis.
Year end
The Company’s year-end is December 31.
Cash and Cash Equivalents
For the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.
Software Capitalization
The Company capitalizes the costs associated with the development of the Company’s software solutions and website pursuant to ASC Topic 350. Other costs related to the maintenance of the software are expensed as incurred.  Amortization is provided over the estimated useful lives of 7 years using the straight-line method for financial statement purposes.
Revenue Recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. Dealers typically pay monthly subscription fees to access some or all modules on an a la carte basis, as well as, in certain cases, implementation or training fees.
Cost of Sales
Cost of sales represents amount paid by the Company for hosting of the customer facing website, various data feeds from third parties, and the Company’s labor for implementing and training new customers.
Marketing and Advertising Costs
The Company expenses marketing and advertising costs as incurred. The Company’s marketing and advertising costs in the period ended December 31, 2016, and December 31, 2015 were $100,235 and $0, respectively, primarily driven by the costs of the marketing services agreement between the Company and a member of the Company. For additional information, see Note 3 “Related Party Transactions.”
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016, and 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NextGen Dealer Solutions, LLC
Notes to Financial Statements
FASB ASC 820-10-30-2 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:
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
Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. Inputs other than quoted market prices in Level 1 that are observable for the asset or liability, either directly or indirectly, are considered Level 2 inputs.
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
Income Taxes
The Company is a limited liability company and has elected to be taxed under partnership provisions of the Internal Revenue Code. Under these provisions, the members are taxed on their share of the Company's taxable income. The Company bears no liability or expense for income taxes and none is reflected in these financial statements. Similar provisions apply for state income taxes.
The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the balance sheet. It also provides guidance on derecognition, measurement and classification of amounts related to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim period disclosures and transition relating to the adoption of new accounting standards. Under ASC 740-10, the recognition for uncertain tax positions should be based on a more-likely-than-not threshold that the tax position will be sustained upon audit. The tax position is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized upon settlement. Management has determined that adoption of this topic has had no effect on the Company’s balance sheet. The Company’s tax returns for 2016 and 2015 remain open to potential Internal Revenue Service investigation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year such adjustments are determined.
Recent Pronouncements
The Company has evaluated the recent accounting pronouncements through January 2017 and believes that none of them will have a material effect on the company’s financial statements.
Note 2 – Property and Equipment - Software Capitalization
The Company capitalizes the costs associated with the development of the Company’s software solutions and website pursuant to ASC Topic 350. Other costs related to the maintenance of the software are expensed as incurred.  Additionally, upon formation the Company determined the fair value of software contributed to the Company to be $ 1,312,252. Amortization is provided over the estimated useful lives of 7 years using the straight-line method for financial statement purposes. The Company capitalized a total of $341,919 during the twelve months ending December 31, 2016, and incurred amortization expense for the periods ending December 31, 2016 and December 31, 2015 of $253,468 and $9,370, respectively.

NextGen Dealer Solutions, LLC
Notes to Financial Statements
Note 3 - Related Party Transactions
The Company and a technology consulting firm (“Developer”) owned and managed by Company’s majority Member entered into a Services Agreement in December, 2015 whereby Developer agreed to make available up to 15 full time equivalent resources to perform software development, corrections and testing. Additionally, an entity owned by the majority Member provided billing services and start-up support to the Company (“Services Provider”). The total amounts billed by Developer for development fees in the periods ending December 31, 2016 and December 31, 2015 was $723,475 and $0, respectively. The total amount owed to both the Developer and the Services Provider as of December 2016 and 2015, was $468,932 and $49,433, respectively. Amounts owed to the Developer will be paid as and when the proceeds from the sale of the Company’s assets are received.
The Company and its minority member (“Marketing Partner”) entered into a Marketing Services Agreement in December, 2015 whereby 1) Marketing Partner would assist in identifying potential customers for Company and facilitate in the closing of sales to such prospective customers; 2) Company would pay Marketing Partner $10,000 per month plus reasonable out of pocket expenses incurred by the Marketing Partner’s person(s) assisting Company , and 3) pay to Marketing Partner a percentage of all receipts by Company from such prospects equal to 15% for the first year that such prospect is a customer and 5% for each of the two succeeding years. Amounts billed to Marketing Partner in the periods ending December 31, 2016 and December 31, 2015 were $60,541 and $0, respectively, and the balance owed Marketing Partner at December 31, 2016 and 2015 was $47,214 and $27,910, respectively.
The Company uses a portion of certain leased premises in Irving, Texas that are leased by the majority owner of the Company pursuant to a Sublease Agreement dated October 25, 2016 by and between the landlord and the majority owner.  The sublease ends April 30, 2018. The Company uses the premises on a month to month basis. The Company pays $3,488 per month for the use of the premises.
Note 4 – Members’ Equity
The Company was formed on December 10, 2015 as a limited liability company under the laws of the State of Delaware. Upon formation on December 10, 2015, the Company authorized the issuance of up to 80,000 Class A Preferred Units and 10,000 Class B Preferred Units; on the same date, the Company issued 60,000 Class A Preferred Units as well as granted a member of the Company an option to purchase 20,000 Class A Preferred Units prior to December 10, 2016. The option was not exercised, so as of each of December 31, 2016 and 2015 there were 60,000 Class A Preferred Units outstanding.
Each of the Class A Preferred Units and Class B Preferred Units are convertible at any time to Common Units; however the Common Units have no preferences related to distributions and the like. As of December 31, 2016, there were no Common Units outstanding.
During the period from December 15, 2015 through the period ended December 31, 2016, there have been no other units, preferred or otherwise, issued, except as noted below.
On August 1, 2016, the Company approved the NextGen Dealer Solutions, LLC Incentive Plan providing for the issuance of up to 15,000 Class C Profit Units; and on the same date, the Company awarded 6,667 Class C Profit Units to one of the Company’s employees, representing 10% of total issued and outstanding Units post award. Class C Profit Units have no voting rights, vest over a period of four (4) years, accelerate vesting upon a change in control and share in distributions in accordance with the terms set forth in the Incentive Plan and in the Limited Liability Company Agreement of the Company dated December 10, 2015. No value or expense associated with such grant was recorded.
As part of the initial contributions, one member, in exchange for 40,000 Class A Preferred Units, contributed the sales session management, inventory management, customer relationship management, equity mining, and back office and call center business development center functionality software product and application known as CyclePro, including all designs, source code, databases, user interfaces, and derivatives thereof valued at $1,321,622. The other member, in exchange for 20,000 Class A Preferred Units and an option to purchase an additional 20,000 Class A Preferred Units prior to December 10, 2016, contributed $1,500,000.
Note 5- Subsequent Events
On January 8, 2017, the Company, Halcyon Consulting, LLC (“Halcyon”), and members of Halcyon signatory thereto (“Halcyon Members” and together with Halcyon, the “Halcyon Parties”) entered into an Asset Purchase Agreement with Smart Server Inc. (“Smart Server”). The Company and the Halcyon Parties are collectively referred to as the “Seller Parties.” The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, Smart Server would acquire all of the Company's assets, properties and rights of whatever kind, tangible and intangible, other than the excluded assets under the terms of the Agreement. Smart Server also would assume liability only for certain post-closing contractual obligations pursuant to the terms of the Agreement, primarily related to operating and maintaining the CyclePro application. Additionally, Smart Server agreed to be responsible for certain payroll costs and operating expenses incurred after January 16, 2017, and 2) benefit from all revenue earned from January 16, 2017 forward. The transaction closed on February 8, 2017.
Smart Server acquired substantially all of the assets of the Company in exchange for approximately $750,000 in cash, plus 1,523,809 unregistered shares of common stock of Smart Server (the "Purchaser Shares"), and a subordinated secured promissory note issued by Smart Server in favor of the Company in the amount of $1,333,333 (the "Acquisition Note"). The Acquisition Note matures on the third anniversary of the date the Acquisition Note is entered into (the "Maturity Date"). Interest will accrue on the Acquisition Note (i) at a rate of 6.5% annually from the date the Acquisition Note is entered into through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the date the Acquisition Note is entered into through the Maturity Date.
As of the date of this filing, Smart Server has changed its name to RumbleON, Inc.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
On January 8, 2017, Smart Server, Inc. entered into an Asset Purchase Agreement with NextGen Dealer Solutions, LLC ("NextGen"), Halcyon Consulting, LLC ("Halcyon"), and members of Halcyon signatory thereto ("Halcyon Members," and together with Halcyon, the "Halcyon Parties"), as amended by that certain Assignment, dated January 31, 2017, between the Company and NextGen Pro, LLC (the "NextGen Agreement"). The NextGen Agreement provided that NextGen Pro, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, will acquire substantially all of the assets of NextGen in exchange for approximately $750,000 in cash, plus 1,523,809 unregistered shares of Company common stock (the "Purchaser Shares"), and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the "Acquisition Note"). NextGen and the Halcyon Parties are collectively referred to as the "Seller Parties."
On January 9, 2017, the Company's Board of Directors (the "Board") and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment") to change the name Smart Server, Inc. to RumbleON, Inc. and to create an additional class of Company common stock. The Certificate of Amendment became effective on February 13, 2017 (the "Effective Date"), after the notice and accompanying Information Statement describing the amendment was furnished to non-consenting stockholders of the Company in accordance with Nevada and Federal securities law.
Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock," and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of Class A Common Stock will be entitled to 10 votes per share of Class A Common Stock issued and outstanding and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding.
Also on January 9, 2017, the Company's Board and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Mr. Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Mr. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard.
On February 8, 2017 (the "Closing Date"), RumbleON completed the NextGen Acquisition in exchange for $750,000 in cash, the Purchaser Shares, and the Acquisition Note. The Acquisition Note matures on the third anniversary of the Closing Date (the "Maturity Date"). Interest accrues (i) at a rate of 6.5% annually from the Closing Date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the Closing Date through the Maturity Date.
On February [13], 2017, the Company agreed with the Purchasers in the Private Placement to accelerate the funding of the second tranche of their investment totaling $1.35 million by issuing such Purchasers 1,161,920 shares of the Company's common stock and a note in the amount of $667,000 (the "Investor Note") and cancelling the Loan Agreements.
On February 13, 2017, the Effective Date, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada changing the Company's name to RumbleON, Inc. and creating the Class A and Class B Common Stock. Also on the Effective Date, the Company issued an aggregate of 1,000,000 shares of Class A Common Stock to Messrs. Chesrown and Berrard in exchange for an aggregate of 1,000,000 shares of Class B Common Stock held by them. Also on the Effective Date, the Company amended its bylaws to reflect the name change to RumbleON, Inc. and to reflect the Company's primary place of business as Charlotte, North Carolina.
The following Unaudited Pro Forma Condensed Combined Financial Statements are based on the historical financial statements of RumbleON and NextGen after giving effect to the Company’s acquisition of NextGen. The unaudited Pro Forma Condensed Combined Balance Sheet as of December 31, 2016, gives effect to the NextGen Acquisition as if it had occurred on that date. The unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 2016 gives effect to the NextGen Acquisition as if it had occurred on January 1, 2016.
The Unaudited Pro Forma Condensed Combined Financial Statements should be read in conjunction with RumbleON’s historical consolidated financial statements as of and for the year ended December 31, 2016 and the accompanying notes thereto, as filed with this Annual Report on form 10-K, NextGen’s historical financial statements as of and for the year ended December 31, 2016 and the accompanying notes thereto included with this filing, and the accompanying Notes to these Unaudited Pro Forma Condensed Combined Financial Statements.

The unaudited pro forma financial data are based on the historical financial statements of RumbleON and NextGen, and on publicly available information and certain assumptions RumbleON believes are reasonable, which are described in the notes to the Unaudited Pro Forma Condensed Combined Financial Statements included in this Form 10-K. RumbleON has not performed a detailed valuation analysis necessary to determine the fair market values of NextGen’s assets to be acquired and liabilities to be assumed. For the purpose of the Unaudited Pro Forma Condensed Combined Financial Statements, preliminary allocations of estimated acquisition consideration have been based on the payment of $750,000, issuance of the Purchaser Shares, and issuance of the Acquisition Note. The acquisition consideration has been allocated to certain assets and liabilities using management assumptions as further described in the accompanying notes. After the closing of the NextGen Acquisition, RumbleON will complete its valuations of the fair value of the assets acquired and the liabilities assumed and determine the useful lives of the assets acquired.
The Unaudited Pro Forma Condensed Combined Financial Statements are provided for informational purpose only. The pro forma information provided is not necessarily indicative of what the combined company’s financial position and results of operations would have actually been had the NextGen Acquisition been completed on the dates used to prepare these pro forma financial statements. The adjustments to fair value and the other estimates reflected in the accompanying Unaudited Pro Forma Condensed Combined Financial Statements may be materially different from those reflected in the combined company’s consolidated financial statements subsequent to the NextGen Acquisition. In addition, the Unaudited Pro Forma Condensed Combined Financial Statements do not purport to project the future financial position or results of operations of the merged companies. Reclassifications and adjustments may be required if changes to RumbleON’s financial presentation are needed to conform RumbleON’s and NextGen Acquisition’s accounting policies.
These Unaudited Pro Forma Condensed Combined Financial Statements do not give effect to any anticipated synergies, operating efficiencies or cost savings that may be associated with the transaction. These financial statements also do not include any integration costs the companies may incur related to the NextGen Acquisition as part of combining the operations of the companies. The Unaudited Pro Forma Condensed Combined Statement of Operations do not include an estimate for transaction costs of approximately $175,000.

RumbleON, Inc. and Subsidiary
Pro Forma Condensed Combined Balance Sheet
(unaudited)

	RumbleON	NextGen	Pro Forma Adjustments		Pro Forma Combined
ASSETS
Current assets:
Cash	$1,350,580	$46,891	$(796,891)	A	$600,580
Prepaid expense	1,667	5,635	(5,635)	A	1,667
Total current assets	1,352,247	52,526	(802,526)		602,247

Software , net	-	1,400,703	-		1,400,703
Other assets	45,515	-	-		45,515
Goodwill and other intangibles	-	-	3,349,297	B	3,349,297

Total assets	$1,397,762	$1,453,229	$2,546,771		$5,397,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$139,083	$3,445	$(3,445)	A	$139,083
Accounts payable-related party	80,018	516,146	(516,146)	A	80,018
Total current liabilities	219,101	519,591	(519,591)		219,101

Long term liabilities:
Accrued interest payable - related party	5,508	-	-		5,508
Convertible note payable - related party, net	1,282	-	-		1,282
Deferred tax liability	78,430	-	-		78,430
Promissory note	-	-	1,333,333	C	1,333,333
Total long term liabilities	85,220		1,333,333		1,418,553

Total liabilities	304,321	519,591	813,742		1,637,654

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 7,923,809, shares issued and outstanding as of December 31, 2016,	6,400	-	1,524	D	7,924
Additional paid-in capital	1,534,015	-	2,665,143	D	4,199,158
Members’ equity	-	933,638	(933,638)	E
Subscriptions receivable	(1,000)	-	-		(1,000)
Accumulated deficit	(445,974)	-	-		(445,974)
Total stockholders' equity	1,093,441	933,638	1,733,029		3,760,108

Total liabilities and stockholders' equity	$1,397,762	$1,453,229	$2,546,771		$5,397,762

 See Accompanying Notes to Pro Forma Financial Statements.

RumbleON, Inc. and Subsidiary
Pro Forma Condensed Combined Statement of Operations
(unaudited)

	RumbleON	NextGen Dealer Solutions	Pro Forma Adjustments		Pro Forma Combined

Revenue	$-	$138,141			$138,141

Cost of sales	-	332,559			332,559

Operating expenses:
General and administrative	57,825	332,534			1,390,359
Depreciation and amortization	1,900	253,468	(33,508)	F	221,860
Impairment of assets	792	-			792
Professional fees	152,876	-			152,876
Total operating expenses	213,393	1,918,561	(33,508)		2,098,446

Other income (expense):
Other income	-	644			644
Interest expense - related party	(11,698)	-	(86,667)	G	(98,365)
Total other expense	(11,698)	644	(86,667)		(97,721)

Net loss before provision for income taxes	(225,091)	(1,779,776)	(53,159)		(2,058,026)

Benefit for income taxes	513	-			513

Net loss	$(224,578)	$(1,779,776)	$ (53,159)		$(2,057,513)

Weighted average number of common
shares outstanding - basic					7,105,179
shares outstanding - diluted					7,105,179

Net loss per share - basic					$(0.29)
Net loss per share - diluted					$(0.29)

 See Accompanying Notes to Pro Forma Financial Statements.

Notes to Unaudited Pro Forma
  Condensed Combined Financial Statements
The following unaudited pro forma financial statements of RumbleON, Inc. (the “Company”) are based on the historical financial statements of the Company after giving effect to our purchase of certain assets (the “NextGen Transaction”) from NextGen Dealer Solutions, LLC ("NextGen") and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma financial statements.

The unaudited pro forma balance sheet as of December 31, 2016, is presented as if the NextGen Transaction had occurred on December 31, 2016. The unaudited pro forma statements of operations for the year ended December 31, 2016 are presented as if the NextGen Transaction had taken place on January 1, 2016.

The allocation of the purchase price used in the unaudited pro forma financial statements is based upon a preliminary valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of a third-party valuation firm and such firm’s preliminary work. Our estimates and assumptions are subject to change upon the finalization of internal studies and third-party valuations of assets, including investments, property and equipment, intangible assets including goodwill, and certain liabilities.

The unaudited pro forma financial statements are not intended to represent or be indicative of the combined results of operations or financial position of the Company that would have been reported had the NextGen Transaction been completed as of the dates presented, and should not be taken as representative of the future combined results of operations or financial position of the Company.

The unaudited pro forma financial statements do not reflect any revenue enhancements, operating efficiencies, or cost savings that we may achieve. The allocation of the purchase price to the assets and liabilities acquired reflected in this pro forma financial data is preliminary. Accordingly, the actual financial position and results of operations may differ from these pro forma amounts.

Note 1- Basis of Presentation
The unaudited pro forma financial statements of the Company are based on the historical financial statements of RumbleON, Inc. after giving effect to the NextGen Transaction and the assumptions and adjustments described in the accompanying notes to the unaudited pro forma financial statements.

The historical financial statements of NextGen are presented under United States Generally Accepted Accounting Principles (“US GAAP”) and as such, the historical statements of income have been adjusted to remove the impact of any asset sales that qualify for discontinued operations treatment. The historical statements of operations present results through income from continuing operations.

The unaudited pro forma balance sheet as of December 31, 2016, is presented as if the NextGen Transaction had occurred on December 31, 2016. The unaudited pro forma statements of operations for the year ended December 31, 2016 and the year ended December 31, 2016 are presented as if the NextGen Transaction had taken place on January 1, 2016.

The allocation of the purchase price used in the unaudited pro forma financial statements is based upon a preliminary valuation. The estimated fair values of certain assets and liabilities have been determined with the assistance of a third-party valuation firm and such firm’s preliminary work. Our estimates and assumptions are subject to change upon the finalization of internal studies and third-party valuations of assets, including investments, property and equipment, intangible assets including goodwill, and certain liabilities.

The unaudited pro forma financial statements are not intended to represent or be indicative of the combined results of operations or financial position of the Company that would have been reported had the NextGen Transaction been completed as of the dates presented, and should not be taken as representative of the future combined results of operations or financial position of the Company.

The unaudited pro forma financial statements do not reflect any revenue enhancements, operating efficiencies, or cost savings that we may achieve. The allocation of the purchase price to the assets and liabilities acquired reflected in this pro forma financial data is preliminary. Accordingly, the actual financial position and results of operations may differ from these pro forma amounts.

Note 2- NextGen Transaction
On January 8, 2017, NextGen, Halcyon Consulting, LLC (“Halcyon”), and members of Halcyon signatory thereto (“Halcyon Members” and together with Halcyon, the “Halcyon Parties”) entered into an Asset Purchase Agreement with the Company. NextGen and the Halcyon Parties are collectively referred to as the “Seller Parties.” The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, the Company would acquire all of NextGen's assets, properties and rights of whatever kind, tangible and intangible, other than the excluded assets under the terms of the Agreement. The Company also would assume liability only for certain post-closing contractual obligations pursuant to the terms of the Agreement, primarily related to operating and maintaining the CyclePro application. Additionally, The Company agreed to be responsible for certain payroll costs and operating expenses incurred after January 16, 2017, and 2) benefit from all revenue earned from January 16, 2017 forward. The transaction closed on February 8, 2017.

The Company acquired substantially all of the assets of NextGen in exchange for approximately $750,000 in cash, plus 1,523,809 unregistered shares of common stock of the Company (the "Purchaser Shares"), and a subordinated secured promissory note issued by the Company in favor of the NextGen in the amount of $1,333,333 (the "Acquisition Note"). The Acquisition Note matures on the third anniversary of the date the Acquisition Note is entered into (the "Maturity Date"). Interest will accrue on the Acquisition Note and be paid semi-annually (i) at a rate of 6.5% annually from the date the Acquisition Note is entered into through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the date the Acquisition Note is entered into through the Maturity Date.

For purposes of the pro forma December 31, 2016 balance sheet, the total purchase price of $4,750,000 is allocated as follows:

Software, net	$1,400,703
Identifiable intangible assets	100,000
Goodwill	3,249,297
$4,750,000

Note 3- Pro Forma Adjustments
The following pro forma adjustments are included in the unaudited pro forma financial statements:

(A)
To adjust cash to reflect the payment of $750,000 portion of the consideration to NextGen and working capital remaining with NextGen;

(B)
To record goodwill and identifiable intangible assets as part of the transaction;

(C)
The issuance by the Company of a Promissory Note in favor of NextGen in the amount of $1,333,333;

(D)
The account for the issuance by the Company of 1,523,809 shares of Class B Common Stock to NextGen;

(E)
To eliminate the Member’s Equity of NextGen;

(F)
To adjust for depreciation expense on acquired software over its anticipated seven year useful life; and

(G)
To account for interest expense related to the Acquisition Note: principal balance of $1,333,333 and an interest rate of 6.5%.