Form 10-Q
period 2017-03-31
RumbleON, Inc.
filed 2017-05-15
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-55182

RumbleON, Inc. (Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 370 Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 448-5240
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 12, 2017 was 8,981,041 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 12, 2017.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2017
Table of Contents to Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

RumbleON, Inc.
(formerly Smart Server, Inc.)
Condensed Consolidated Balance Sheets

	Unaudited
	Balance at
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$4,024,315	$1,350,580
Accounts receivable	16,187	-
Prepaid expenses	40,119	1,667
Total current assets	4,080,621	1,352,247

Property and Equipment, net	1,521,298	-
Goodwill	3,240,000	-
Intangible assets, net	144,265	45,515

Total assets	$8,986,184	$1,397,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738,574	$219,101
Other current liabilities	12,110	-
Total current liabilities	750,684	219,101

Long term liabilities:
Notes payable	1,333,334	1,282
Accrued interest payable - related party	-	5,508
Deferred tax liability	260,130	78,430
Total long term liabilities	1,593,464	85,220

Total liabilities	2,344,148	304,321

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 0 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	-	-
Class A Common stock, $0.001 par value, 1,000,000 and 0 shares authorized, 1,000,000 and 0 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	1,000	-
Class B Common stock, $0.001 par value, 99,000,000 and 100,000,000 shares authorized, 8,981,041 and 6,400,000 shares issued and outstanding
as of March 31, 2017 and December 31, 2016	8,981	6,400
Additional Paid in Capital	8,051,924	1,534,015
Subscriptions receivable	(51,000)	(1,000)
Accumulated deficit	(1,368,869)	(445,974)
Total stockholders’ equity	6,642,036	1,093,441

Total liabilities and stockholders’ equity	$8,986,184	$1,397,762

See Notes to the Condensed Consolidated Financial Statements

RumbleON, Inc.
(formerly Smart Server, Inc.)
Condensed Consolidated Statements of Operations

	Unaudited
	Three Months Ended March 31,
	2017	2016
Revenue	$38,889	$-

Costs and Expenses:
Cost of Sales	34,688	-
General and administrative	230,942	3,831
Technology development	78,009	-
Professional fees	346,257	6,773
Depreciation and amortization	60,085	475
Total costs and operating expenses	749,981	11,079

Other expense:
Interest expense	211,803	2,209
Total other expense	211,803	2,209

Net loss before provision for income taxes	(922,895)	(13,288)

Benefit for income taxes	-	-
Net loss	$(922,895)	$(13,288)

Weighted-average common shares used in the computation of loss per share
Basic and diluted	7,263,492	5,500,000

Net loss per share - basic and diluted	$(0.13)	$(0.00)

See Notes to the Condensed Consolidated Financial Statements

RumbleON, Inc.
(formerly Smart Server, Inc.)
Condensed Consolidated Statement of Stockholders’ Equity
For the Three-Months Ended March 31, 2017
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2016	-	-	-	$-	6,400,000	$6,400	1,534,015	$(1,000)	$(445,974)	$1,093,441
Exchange of common stock	-	-	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-	-
Issuance of common stock in connection with acquisition	-	-	-	-	1,523,809	1,524	2,665,142	-	-	2,666,666
Issuance of common stock in private placements	-	-	-	-	620,000	620	2,479,380	(50,000)	-	2,430,000
Issuance of common stock in connection with loan agreement	-	-	-	-	1,161,920	1,162	1,088,748	-	-	1,089,910
Issuance of common stock in connection with conversion of Note Payable-related party	-	-	-	-	275,312	275	284,639	-	-	284,914
Net loss	-	-	-	-	-	-	-	-	(922,895)	(922,895)
Balance, March 31, 2017	-	-	1,000,000	$1,000	8,981,041	$8,981	8,051,924	$(51,000)	$(1,368,869)	$6,642,036

See Notes to the Condensed Consolidated Financial Statements

RumbleON, Inc.
(formerly Smart Server, Inc.)
Condensed Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(922,895)	$(13,288)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	60,085	475
Interest expense on conversion of debt	196,076	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(38,452)	(9,167)
(Increase) in accounts receivable	(16,187)	-
Increase in accounts payable and accrued liabilities	535,201	3,209

Cash used in operating activities	(186,172)	(18,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of assets	(750,000)	-
Technology development	(127,358)	-
Purchase of property and equipment	(42,775)	-

Cash used in investing activities	(920,133)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	667,000	-
Borrowings for note payable - related party	-	15,000
Proceeds from sale of common stock	3,113,040	5,000
		-
Cash provided from financing activities	3,780,040	20,000

NET CHANGE IN CASH	2,673,735	1,229

CASH AT BEGINNING OF PERIOD	1,350,580	3,713

CASH AT END OF PERIOD	$4,024,315	$4,942

See Notes to the Condensed Consolidated Financial Statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BUSINESS DESCRIPTION

Organization

RumbleON, Inc. (along with its consolidated subsidiaries, the “Company”) was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. (“Smart Server”). On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleON, Inc.

Nature of Operations

Smart Server was originally formed to engage in the business of designing and developing mobile application payment software for smart phones and tablet computers. After Smart Server ceased its software development activities in 2014, it had no operations and nominal assets, meeting the definition of a “shell company” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations thereunder.

In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles in one online location. The Company’s goal is for the platform to be widely recognized as the leading online solution for the sale, acquisition, and distribution of recreation vehicles by providing users with the most efficient, timely and transparent experience. The Company’s initial focus is the market for 650cc and larger on road motorcycles, particularly those concentrated in the “Harley-Davidson” brand. The Company will look to extend to other brands and additional vehicle types and products as the platform matures.

The Company’s business plan is currently driven by a technology platform that it acquired on February 8, 2017 from NextGen Dealer Solutions, LLC (“NextGen”), which the Company owns and operates through its wholly-owned subsidiary NextGen Pro, LLC (“NextGen Pro”). The NextGen's platform provides appraisal, inventory management, customer relationship management (“CRM”), lead management, equity mining, and other key services necessary to drive the online marketplace. For additional information, see Note 4 - “Acquisitions.”

With its new online platform, the Company intends to both (1) offer consumers or dealers cash for the purchase of their vehicles and (2) provide the flexibility for consumers or dealers to trade, list, consign, or auction their vehicle through the Company and its dealer partners. In addition, the Company will offer a large inventory of vehicles for sale on its website as well as financing and associated products. The Company will earn fees and transaction income, while its dealer partners earn incremental revenue and enhance profitability through increased sales leads as well as income from inspection, reconditioning and distribution programs.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in the private placement (the “2017 Private Placement”). Officers and directors of the Company acquired 175,000 shares of Class B common stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement will be used to complete the launch of the Company’s website, www.rumbleON.com, acquire vehicle inventory, continue development of the Company’s platform, and for working capital purposes. The Company intends to file a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) covering the resale of such shares during the second quarter of 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2016 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 14, 2017. The Company’s 2016 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2016 Annual Report.” This quarterly report should be read in conjunction with the 2016 Annual Report.

Year-end

In October 2016, the Company changed its fiscal year-end from November 30 to December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, carrying value of intangible assets, sales returns, receivables valuation, restructuring-related liabilities, taxes, and contingencies. Actual results could differ materially from those estimates.

Earnings (Loss) Per Share

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s payment is probable.

Purchase Accounting for Business Combinations

The Company accounts for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. The Company has concluded that currently it has one reporting unit.

Determining fair value includes the use of significant estimates and assumptions. Management utilizes an income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows are based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict.

Intangible Assets

Included in “Intangible Assets” on the Company’s Condensed Consolidated Balance Sheet are identifiable intangible assets including customer relationships, non-compete agreements, trademarks, trade names and internet domain names. The estimated fair value of these intangible assets at the time of acquisition are based upon various valuation techniques including replacement cost and discounted future cash flow projections. Trademarks, trade names and internet domain names are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which are based upon several factors, including historical longevity of customers and contracts acquired and historical retention rates. Non-compete agreements are amortized on a straight-line basis over the term of the agreement, which will generally not exceed three years. The Company reviews the recoverability of these assets if events or circumstances indicate that the assets may be impaired and periodically reevaluates the estimated remaining lives of these assets.

Trademarks, trade names and internet domain names are considered to be indefinite lived intangible assets unless specific evidence exists that a shorter life is more appropriate. Indefinite lived intangible assets are tested for impairment, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired.

Long-Lived Assets

Property and Equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values. The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets.

Technology Development Costs

Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the hosting period and is not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made.

Inventories

Inventories are accounted for pursuant to ASC 330, Inventory. During May 2017, the Company began to buy and sell used vehicles. The vehicle inventory consists of used vehicles, primarily acquired from consumers, dealers or auctions. Direct and indirect vehicle reconditioning costs including parts and labor and other incremental costs are capitalized as a component of inventory. Transportation costs will be expensed as incurred. Inventory will be stated at the lower of cost or net realizable value. Vehicle inventory cost will be determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying Condensed Consolidated Statements of Operations.

Valuation Allowance for Accounts Receivable

The Company estimates the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.

Cash and Cash Equivalents

For the statements of cash flows, all highly liquid investments with an original maturity of three-months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and are included in General and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. Marketing and advertising expense was $26,130 for the three-months ended March 31, 2017. There was no marketing and advertising costs incurred for the three-month period ended March 31, 2016.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and consists of capitalized technology development costs, furniture and equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful life of the assets. Costs of significant additions, renewals and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

The BCF of a convertible note is measured by allocating a portion of the note’s proceeds to the conversion feature, if applicable, and as a reduction of the carrying amount of the convertible note equal to the intrinsic value of the conversion feature, both of which are credited to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using either a) the Black Scholes valuation model or b) a discount cash flow analysis tested for sensitivity to key Level 3 inputs using Monte Carlo simulation.

Stock-Based Compensation

On January 9, 2017, the Company’s Board of Directors approved the RumbleON, Inc. 2017 Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. The Company estimates the fair value of such awards on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s common stock on the date of grant and is recognized as an expense over its vesting period; to date, the Company has only issued RSUs that vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. There was no compensation expense associated with RSU grants for the three-month periods ended March 31, 2017 or 2016. The Plan is subject to stockholder approval at the next annual meeting of stockholders. The Company records share-based compensation expense in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Income Taxes

The Company follows ASC Topic 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2017, no income tax expense has been incurred.

Recent Pronouncements

The Company will adopt Accounting Standards Update 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires inventory to be stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying Condensed Consolidated Statements of Operations.

NOTE 3 – GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plans and incurring start-up costs and expenses, resulting in accumulated net losses from October 24, 2013 (inception) through the period ended March 31, 2017 of $1,368,869. As of March 31, 2017, the Company had a total of $4,024,315 in available cash. Since inception, the Company has financed its cash flow requirements through debt and equity financing. As the Company expands its activities, it will continue to experience net negative cash flow from operations, until the Company generates sustainable cash flow from the implementation of its business strategy and utilization of its e-commerce platform.

The ability of the Company to continue as a going concern is dependent upon its continued ability to raise additional capital from the sale of common stock and debt financing, and ultimately, the achievement of significant operating revenue and positive cash flow. If the Company were to not raise additional funds, it may be unable to continue in business for the next 12 months with its currently available capital. These Condensed Consolidated Financial Statements do not include any material adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – ACQUISITIONS

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B common stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. For additional information, see Note 7 - “Notes Payable.” In connection with the closing of the acquisition, certain investors of the Company accelerated their commitment to fund the second tranche of their investment totaling $1,350,000 (the “2016 Private Placement”). The investors in the 2016 Private Placement were issued 1,161,920 shares of Class B common stock and promissory notes in the amount of $667,000. The second tranche financing was completed on March 31, 2017. For additional information, see Note 7 - “Notes Payable” and Note 8 - “Stockholders’ Equity.”

The following table presents the purchase price consideration as of March 31, 2017:

Issuance of shares	$2,666,666
Debt	1,333,334
Cash paid	750,000
$4,750,000

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of March 31, 2017 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of NextGen as of March 31, 2017 as follows:

Net tangible assets acquired:
Technology development	$1,400,000
Customer contracts	10,000
Non-compete agreements	100,000
Tangible assets acquired	1,510,000
Goodwill	3,240,000
Total purchase price	4,750,000
Less: Issuance of shares	2,666,666
Less: Debt issued	1,333,334

Cash paid	$750,000

 Supplemental pro forma information

The results of operations of NextGen since the acquisition date are included in the accompanying Condensed Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of NextGen was made as of January 1, 2017 for the three-months ended March 31, 2017 and on January 1, 2016 for the three-months ended March 31, 2016.

Pro forma adjustments for the three-months ended March 31, 2017 and 2016 primarily include adjustments to reflect additional depreciation and amortization of $29,866 and $24,394, respectively, related to technology development and identifiable intangible assets recorded as part of the acquisition, and interest expense related to the NextGen Note of $27,353 and $21,443, respectively.

	Three-Months Ended March 31,
	2017	2016
Pro forma revenue	$45,415	$30,951
Pro forma net loss	$(1,028,084)	$(459,834)

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Furniture and equipment	$42,775	$-
Technology development	1,527,358
Total property and equipment	1,570,133	-
Less: accumulated depreciation and amortization	48,835	-
Property and equipment, net	$1,521,298	$-

At March 31, 2017, capitalized technology development costs were $1,527,358, which includes $1,400,000 of software acquired in the NextGen transaction. For additional information, see Note 4 - “Acquisitions”. Total technology development costs incurred for the three-months ended March 31, 2017 were $205,367, of which $127,358 was capitalized and $78,009 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-months ended March 31, 2017 was $48,248. There were no technology development costs incurred and no amortization of capitalized development costs for the three-months ended March 31, 2016. Depreciation on furniture and equipment was $587 for the three-months ended March 31, 2017. There was no depreciation expense on furniture and fixtures for the three-months ended March 31, 2016.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at March 31, 2017 and December 31, 2016:

March 31, 2017
Amortized Identifiable Intangible Assets:
Customer agreements
Balance at December 31, 2016	$-
Customers acquired	10,000
Amortization	(1,250)
Balance at March 31, 2017	$8,750

Non-compete agreements
Balance at December 31, 2016	-
Agreements	100,000
Amortization	(10,000)
Balance at March 31, 2017	$90,000

Unamortized Identifiable Intangible Assets:
Domain names
Balance at December 31, 2016	45,515
Domain names acquired	-
Impairment or write down	-
Balance at March 31, 2017	$45,515

Intangible assets, net at March 31, 2017	$144,265

Total amortization expense related to intangible assets was $11,250 for the three-months ended March 31, 2017. As of March 31, 2017, estimated future amortization expenses related to identifiable intangible assets were as follows:

Remainder through December 31, 2017	$33,750
2018	45,000
2019	20,000
$98,750

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$-
Notes payable-private placement dated March 31, 2017. Interest is payable at maturity and accrues at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020.	667,000	-
Convertible note payable-related party dated July 13, 2016. Interest rate of 6.0% which is accrued and paid at maturity. Note matures on July 26, 2026. Note is convertible into common stock, in whole at any time before maturity at the option of the holder at $.75 per share.	-	197,358
Less: Debt discount	(667,000)	(196,076)
Current portion	-	-

Long-term portion	$1,333,334	$1,282

Convertible Note Payable-Related Party

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,000 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of common stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount will be amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it is converted using the effective interest method. The effective interest rate at March 31, 2017 was 7.4%. Interest expense on the BHLP Note for the three-months ended March 31, 2017 was $2,920 and the amortization of the beneficial conversion feature was $3,558. On March 31, 2017, the Company issued 275,312 shares of Class B common stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to additional paid in capital in the Condensed Consolidated Balance Sheets.

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334. The NextGen Note matures on the third anniversary of the Maturity Date. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all of the Company’s obligations under the NextGen Note.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement. The investors were issued 1,161,920 shares of Class B common stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B common stock and promissory notes issued in the 2016 Private Placement the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital, net of deferred taxes. The debt discount will be amortized to interest expense over the life of the promissory notes using the effective interest method.

NOTE 8 – STOCKHOLDERS’ EQUITY

On January 9, 2017, the Company’s board of directors approved the adoption of the Plan. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company’s issued and outstanding shares of common stock from time to time are reserved for issuance under the Plan. As of the date of this report, 9,981,041 shares are issued and outstanding, resulting in up to 1,197,725 shares available for issuance under the Plan. On March 31, 2017, the Company granted 475,000 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs was $1,662,500. The RSUs vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. There was no compensation expense recognized for these grants as of March 31, 2017. The Company has approximately $1,662,500 in unrecognized stock based compensation, with an average remaining vesting period of three years.

On January 9, 2017, the Company’s board of directors and stockholders holding 6,375,000 of the Company’s issued and outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”), to change the name of the Company to RumbleON, Inc. and to create an additional class of common stock of the Company, which was effective on February 13, 2017 (the “Effective Date”).

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the “Authorized Common Stock”), including 6,400,000 issued and outstanding shares of common stock (the “Outstanding Common Stock, and together with the Authorized Common Stock, the “Common Stock”). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the “Class A Common Stock”), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the “Class B Common Stock”), which Class B Common Stock is identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding.

Also on January 9, 2017, the Company’s board of directors and stockholders holding 6,375,000 of the Company’s issued and outstanding shares of common stock approved the issuance to (i) Marshall Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Steven R. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard, effective at the time the Certificate of Amendment was filed with the Secretary of State of Nevada.

On the Effective Date, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada changing the Company’s name to RumbleON, Inc. and creating the Class A and Class B Common Stock. Also on the Effective Date, the Company issued an aggregate of 1,000,000 shares of Class A Common Stock to Messrs. Chesrown and Berrard in exchange for an aggregate of 1,000,000 shares of Class B Common Stock held by them. Also on the Effective Date, the Company amended its bylaws to reflect the name change to RumbleON, Inc. and to reflect the Company’s primary place of business as Charlotte, North Carolina.

On March 31, 2017, the Company completed the 2017 Private Placement and the second tranche of the 2016 Private Placement. For additional information, see Note 1 - “Business Description,” Note 4 - “Acquisitions,” and Note 7 - “Notes Payable.”

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the three-months ended March 31, 2017 and 2016.

	March 31, 2017	March 31, 2016
Cash paid for interest	$-	-

Note payable issued on acquisition	$1,333,334	-

Conversion of notes payable-related party	$206,209	-

Issuance of shares for acquisition	$2,666,666	-

NOTE 10 – INCOME TAXES

In projecting the Company’s income tax expense for the year ended December 31, 2107 management has concluded it is not likely to recognize the benefit of its deferred tax asset and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three-months ended March 31, 2017 or 2016.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest totaling $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note. For additional information, see Note 7 - “Notes Payable.”

As of December 31, 2015, the Company had loans of $141,000 and accrued interest of $13,002 due to an entity that is owned and controlled by a family member of an officer and director of the Company. For the three-months ended March 31, 2016, the interest expense was $2,209. In March 2015, there was a new officer and director appointed and the lender was then considered a related party. All convertible notes and related party notes outstanding as of July 13, 2016 were paid in full in July 2016.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock in the 2017 Private Placement. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. Since March 31, 2017 the Company has completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. For additional information, see Note 1 - “Business Description.”

A key component of the Company’s business model is to use dealer partners in the acquisition of motorcycles as well as utilize these dealer partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the dealer partner will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. These dealer partners will be designated by the Company as Select Dealers. In connection with the development of the Select Dealer program the Company has already been testing various aspects of the program by utilizing a dealership (the “Test Dealer”) to which a current officer and director of the Company has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Test Dealer at any time. The Test Dealer is expected to be named a Select Dealer by an agreement with the same material terms as the Company’s other Select Dealer agreements.

In addition, the Company presently intends to sublease warehouse space from the Test Dealer that is separate and distinct from the location of the Test Dealer, on the same terms as paid by the Test Dealer. This subleased facility would then serve as the northwestern regional distribution center for the Company.

In connection with the NextGen acquisition the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company. Pursuant to the Consulting Agreement, Mr. Kakarala will serve as a consultant to the Company. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala’s compensation pursuant to the Consulting Agreement will be $5,000 per month. For additional information, see Note 4 -“Acquisitions.”

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. During the first quarter of 2017, the Company paid a total of $184,470 under the Services Agreement.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 – SUBSEQUENT EVENTS

In April and May 2017 the Company granted 40,000 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs was $136,000. The RSUs vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates.

In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions. The factors discussed elsewhere in this Form 10-Q and in subsequent Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K could also cause actual results to differ materially from those indicated by the Company’s forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, except as required by law.

Overview

RumbleON, Inc. was originally incorporated in the State of Nevada in October 2013 as Smart Server, Inc., which was engaged in the business of designing and developing mobile payment application software. After Smart Server ceased its software development activities in 2014 with no ongoing operations and nominal assets, it met the definition of a “shell company” under the Exchange Act, and regulations thereunder.

In July 2016, Berrard Holdings acquired 99.5% of the common stock of Smart Server from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles in one online location. The Company’s goal is for its platform to be widely recognized as the leading solution for the sale, acquisition, and distribution of recreation vehicles by providing users with the most efficient, timely and transparent experience. Our initial focus is the market for 650cc and larger on road motorcycles, particularly those concentrated in the “Harley-Davidson” brand. We will look to extend to other brands and additional vehicle types and products as the platform matures. In February 2017, the Company’s name was changed to RumbleON, Inc.

Serving both consumers and dealers, the Company will make cash offers for the purchase of their vehicles and provide them the flexibility to trade, list, consign, or auction their vehicle through the website and mobile application of the Company and our dealer partners. In addition, the Company will offer a large inventory of vehicles for sale along with financing and associated products. The Company’s operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with dealers. The Company will utilize dealer partners in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and dealer partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.

The Company’s business model is driven by a technology platform that the Company acquired on February 8, 2017 through its acquisition of NextGen and the Company anticipates it will begin transacting through the system during the second quarter of 2017. The system provides integrated appraisal, inventory management, CRM, lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of successful dealer and high quality online software applications solutions including applications for vehicle appraisal and inventory management, credit reporting and compliance, CRM and lead management, and a vehicle purchase platform. The NextGen product suite currently has modules supporting the motorcycle, RV, marine, and auto segments and is believed to be expandable to encompass additional products in the future.

Critical Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the three-months ended March 31, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our financial statements. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our 2016 Annual Report.

RESULTS OF OPERATIONS

Results of Operations for the Three-months Ended March 31, 2017 and March 31, 2016

The following table provides our results of operations for the three-months ended March 31, 2017 and for the three-months ended March 31, 2016. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	March 31, 2017	March 31, 2016
Revenue	$38,889	$-
Cost and Operating Expenses:
Cost of Sales	34,688	-
General and administrative	230,942	3,831
Technology development cost	78,009	-
Professional fees	346,257	6,773
Depreciation and amortization	60,085	475
Total costs and operating expenses	749,981	11,079
Other expense:
Interest expense	211,803	2,209
Total other expense	211,803	2,209
Net loss before provision for income taxes	$(922,895)	$(13,288)

Revenue

Revenue for the three-months ended March 31, 2017 was $38,889 and consisted of amounts generated from the dealer network acquired in connection with the NextGen acquisition. Revenue consisted of: (i) monthly subscription fees of $31,692 paid by dealers for access to some (a la carte basis) or all modules that the Company offered; and (ii) $7,197 of implementation and training fees.

Costs and Expenses

Cost and operating expenses increased $738,902 to $749,981 for the three-months ended March 31, 2017 as compared to the three-months ended March 31, 2016. The primary components of this change were increases in general and administrative expenses, technology development and professional fees.

Cost of sales for the three-months ended March 31, 2017 was $34,688 and consisted of: (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing customers. These costs and expenses are charged to cost of goods sold as incurred. For the three-months ended March 31, 2017, training costs and hosting costs represented approximately 37% and 26%, respectively, of cost of sales, with the cost of data feeds from information providers or integrated software vendors representing the balance of the costs. General and administrative expenses include expenses for: (i) marketing and advertising; (ii) compensation and related costs associated with technology, product development, accounting, finance, and other support function personnel; and (iii) other corporate overhead expenses, including expenses associated with developing and maintaining management and operational controls which include our reporting systems and procedures. General and administrative expenses increased $227,111 to $230,942 for the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016. The increase is a result of the continued expansion and progress made on our business plan, including the integration of the NextGen acquisition, which drove an increase in advertising and marketing of $26,130; an increase in headcount resulting in a $121,930 increase in compensation and related costs, and an increase in other administrative expenses of $79,051, which represent costs and expenses associated with establishing and expanding business operations. General and administrative expenses will increase substantially as we continue to execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.

Technology development costs are accounted for pursuant to ASC 350, Intangibles - Goodwill and Other. Technology development cost, including internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the hosting period and is not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products for resale and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. Total technology development costs incurred for the three-months ended March 31, 2017 was $205,367, of which $127,358 was capitalized and $78,009 was charged to expense. For the three-months ended March 31, 2017, a third-party contractor billed $184,470 of the $205,367 in total technology development costs. The amortization of capitalized technology development costs for the three-months ended March 31, 2017 was $48,248. There were no technology development costs incurred and no amortization of capitalized development costs for the three-months ended March 31, 2016. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

Professional fees consist primarily of legal and accounting fees and costs associated with: (i) financing activities; (ii) general corporate matters; (iii) the NextGen acquisition; (iv) the preparation of quarterly and annual financial statements; and (v) the filing of regulatory reports required of the Company for public reporting purposes. Professional fees increased $339,484 to $346,257 for the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the: (i) NextGen acquisition; (ii) 2017 Private Placement; (iii) second tranche of 2016 Private Placement; and (iv) various corporate matters resulting from the discontinuation of the Smart Server business strategy and the adoption of the RumbleON business plan. For additional information, see “Overview,” and Note 1 - “Business Description” in the accompanying Notes to the Condensed Consolidated Financial Statements. Professional fees including legal, accounting and other fees and expenses related to being a public company will increase as we continue to expand our business.

Depreciation and amortization is comprised of the: (i) amortization of capitalized technology development; (ii) amortization of identifiable intangible assets; and (iii) furniture and equipment. Depreciation and amortization expenses increased $59,610 to $60,085 for the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016. The increase is a result of the continued expansion and progress made on our business plan. Amortization of capitalized technology development and identifiable intangible assets was $59,498 of the total increase in depreciation and amortization for the three-months ended March 31, 2017.

Interest expense consists of interest on the: (i) BHLP Note; (ii) NextGen Note; and (iii) Private Placement Notes. Interest expense increased $209,594 to $211,803 primarily from a higher level of debt outstanding for the three-months ended March 31, 2017 as compared to the same period in 2016 and the conversion of the BHLP Note, which resulted in a $196,076 charge to interest expense for the remaining balance of the beneficial conversion feature, net of deferred taxes. Included in interest expense for the three-months ended March 31, 2017 is $3,558 of interest related to the beneficial conversion feature on the BHLP Note. There was no interest expense accrued for the Private Placement Notes for the three-months ended March 31, 2017 since the Private Placement Notes became effective on April 1, 2017. For additional information, see Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three-months ended March 31, 2017 and for the three-months ended March 31, 2016:

	Three-months Ended March 31, 2017	Three-months Ended March 31, 2016
Net cash used in operating activities	$(186,172)	$(18,771)
Net cash used in investing activities	(920,133)	-
Net cash provided by financing activities	3,780,040	20,000
Net increase in cash	$2,673,735	$1,229

Operating Activities

Net cash used in operating activities increased $167,401 to $186,172 for the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016. The increase in net cash used is primarily due to a $909,607 increase in our net loss offset by an increase in operating assets and liabilities of $480,562. The increase in the net loss for the three-months ended March 31, 2017 was a result of the continued expansion and progress made on our business plan, including the integration of the NextGen acquisition.

Investing Activities

Net cash used in investing activities increased $920,133 for the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016. The cash used in investment activities was primarily for the purchase of NextGen and technology development.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B common stock of the Company and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334. The NextGen Note matures on the third anniversary of the closing date. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. In connection with the closing of the acquisition, certain investors of the Company accelerated the funding of the second tranche of their investment totaling $1,350,000. The investors were issued 1,161,920 shares of Class B common stock and promissory notes in the amount of $667,000. For additional information, see “Financing Activities” in Management’s Discussion and Analysis and Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities increased $3,760,040 to $3,780,040 for the three-months ended March 31, 2017, compared with net cash provided by financing activities of $20,000 during the three-months ended March 31, 2016. This increase is primarily a result of the: (i) 2017 Private Placement of $2,480,000 in Class B common stock; and (ii) second tranche of the 2016 Private Placement of $683,040 in Class B common stock and $667,000 in promissory notes. For additional information, see Note 1 - “Business Description,” Note 4 - “Acquisitions,” and Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements. On March 31, 2017, the Company completed the 2017 Private Placement of 620,000 shares of Class B common stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement will be used to complete the launch of the Company’s website, www.rumbleON.com, acquire vehicle inventory, continue development of the Company’s platform, and for working capital purposes. The Company intends to file a Registration Statement on Form S-1 covering the resale of such shares with the SEC during the second quarter of 2017. For additional information, see Note 8 - “Stockholders’ Equity” in the accompanying Notes to the Condensed Consolidated Financial Statements.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement. The investors were issued 1,161,920 shares of Class B common stock of the Company and the Private Placement Notes in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amount until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holder. Based on the relative fair values attributed to the Class B common stock and promissory notes issued in the 2016 Private Placement the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital, net of deferred taxes. The debt discount will be amortized to interest expense over the life of the notes using the effective interest method. For additional information, see Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

On July 13, 2016, the Company entered into the BHLP Note with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,000 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B common stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded as a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount will be amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or it is converted using the effective interest method. The effective interest rate at March 31, 2017 was 7.4%. Interest expense on the BHLP Note for the three-months ended March 31, 2017 was $2,920 and the amortization of the beneficial conversion feature was $3,558. On March 31, 2017, the Company issued 275,312 shares of Class B common stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to additional paid in capital in the Condensed Consolidated Balance Sheets. For additional information, see Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Investment in Growth

As of March 31, 2017, the Company had a total of $4,024,315 in available cash. Our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and there is no guarantee that we will be able to realize the return on our investments. If we were to not receive any additional funds, we may not continue in business for the next 12 months with our currently available capital. Since inception, we have financed our cash flow requirements through debt and equity financing. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

Item 3.
Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

Since the acquisition of NextGen, the Company is evaluating its internal control over financial reporting; however, there were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.
Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2016, filed on February 14, 2017, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits.

Exhibit No.	Description
10.1	NextGen Promissory Note, dated February 8, 2017*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RumbleON, INC.

Date: May 15, 2017	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

 Exhibit Index

Exhibit No.	Description
10.1	NextGen Promissory Note, dated February 8, 2017*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Filed herewith.
** Furnished herewith.