Form 10-Q
period 2017-06-30
RumbleON, Inc.
filed 2017-08-14
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from ___________ to _____________

Commission file number 000-55182

RumbleOn, Inc.
(Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 370 Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 1, 2017 was 9,018,541 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 1, 2017.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2017
Table of Contents to Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

RumbleOn, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	Balance at
	June 30, 2017	December 31, 2016
Current assets:
Cash	$1,050,246	$1,350,580
Vehicle Inventory	1,283,534	-
Prepaid expense	171,929	1,667
Other current assets	107,011	-
Total current assets	2,612,720	1,352,247

Property and Equipment, net	2,033,333	-
Goodwill	3,240,000	-
Intangible Assets, net	133,015	45,515

Total assets	$8,019,068	$1,397,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,262,093	$219,101
Accrued interest payable-current portion	33,479	-
Total current liabilities	1,295,572	219,101

Long term liabilities:
Notes payable	1,372,959	1,282
Accrued interest payable, excluding current portion	10,809	5,508
Deferred tax liability	-	78,430
Total long-term liabilities	1,383,768	85,220

Total liabilities	2,679,340	304,321

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2017 and December 31, 2016	-	-
Common A stock, $0.001 par value, 10,000,000 shares
authorized, 1,000,000 shares issued and outstanding
as of June 30, 2017 and none outstanding at December 31, 2016	1,000	-
Common B stock, $0.001 par value, 100,000,000 shares
authorized, 9,018,541 and 6,400,000 shares issued and outstanding
as of June 30, 2017 and December 31, 2016	9,019	6,400
Additional paid in capital	8,591,803	1,534,015
Subscriptions receivable	(1,000)	(1,000)
Accumulated deficit	(3,261,094)	(445,974)
Total stockholders’ equity	5,339,728	1,093,441

Total liabilities and stockholders’ equity	$8,019,068	$1,397,762

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-months ended June 30,		Six-months ended June 30,
	2017	2016	2017	2016
Revenue:

Wholesale vehicle sales	$81,940	$-	$81,940	$-
Subscription fees	34,582	-	73,471	-
Total Revenue	116,522	-	155,411	-

Expenses:
Cost of revenue	114,643	-	149,331	-
Selling, general and administrative	1,708,967	10,825	2,364,174	21,429
Depreciation and amortization	113,335	475	173,420	950
Total expenses	1,936,945	11,300	2,686,925	22,379

Operating loss	(1,820,423)	(11,300)	(2,531,514)	(22,379)

Interest expense	71,804	2,343	283,606	4,553

Net loss before provision for income taxes	(1,892,227)	(13,643)	(2,815,120)	(26,932)

Benefit for income taxes	-	-	-	-

Net loss	$(1,892,227)	$(13,643)	$(2,815,120)	$(26,932)

Weighted average number of common
shares outstanding – basic and diluted	10,003,981	5,500,000	8,641,307	5,500,000

Net loss per share – basic and diluted	$(0.19)	$(0.00)	$(0.33)	$(0.00)

See Notes to the Condensed Consolidated Financial Statements.

 RumbleOn, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX-MONTHS ENDED JUNE 30, 2017
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2016	-	-	-	$-	6,400,000	$6,400	1,534,015	$(1,000)	$(445,974)	$1.093,441

Exchange of common stock	-	-	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-	-

Issuance of common stock in connection with acquisition	-	-	-	-	1,523,809	1,524	2,665,142	-	-	2,666,666

Issuance of common stock in private placements	-	-	-	-	657,500	658	2,629,342	-	-	2,630,000

Issuance of common stock in connection with loan agreement	-	-	-	-	1,161,920	1,162	1,348,878	-	-	1,350,040

Issuance of common stock in connection with conversion of Note Payable-related party	-	-	-	-	275,312	275	284,639	-	-	284,914

Stock-based compensation	-	-	-	-	-	-	129,787	-	-	129,787

Net Loss	-	-	-	-	-	-	-	-	(2,815,120)	(2,815,120)
Balance, June 30, 2017	-	-	1,000,000	$1,000	9,018,541	$9,019	8,591,803	$(1,000)	$(3,261,094)	$5,339,728

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,815,120)	$(26,932)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	173,420	950
Amortization of debt discount	39,625	-
Interest expense on conversion of debt	196,076	-
Stock-based compensation expense	129,787	-
Changes in operating assets and liabilities:
(Increase) in inventory	(1,283,534)	-
(Increase) in prepaid expenses	(170,262)	(6,667)
(Increase) in other current assets	(107,011)	-
Increase in accounts payable and accrued liabilities	1,052,119	4,000
Increase in accrued interest payable	38,780	4,553

Net cash used in operating activities	(2,746,122)	(24,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	(750,000)	-
Technology development	(290,664)	-
Purchase of property and equipment	(493,588)	-

Net cash used in investing activities	(1,534,252)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	667,000	17,000
Proceeds from sale of common stock	3,313,040	5,000

Net cash provided by financing activities	3,980,040	22,000

NET CHANGE IN CASH	(300,334)	(2,096)

CASH AT BEGINNING OF PERIOD	1,350,580	3,713

CASH AT END OF PERIOD	$1,050,246	$1,617

See Notes to the Condensed Consolidated Financial Statements.

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

The Company’s business plan is currently driven by a technology platform that it acquired on February 8, 2017 from NextGen Dealer Solutions, LLC (“NextGen”), which the Company owns and operates through its wholly-owned subsidiary NextGen Pro, LLC (“NextGen Pro”). The NextGen’s platform provides vehicle appraisal, inventory management, customer relationship management and lead management, equity mining, and other key services necessary to drive the online marketplace. For additional information, see Note 4 - “Acquisitions.”

With its online platform, the Company offers consumers and dealers cash for the purchase of their vehicles and provides the flexibility for consumers or dealers to trade, list, or auction their vehicle through the Company and its dealer partners. In addition, the Company offers a large inventory of vehicles for sale on its website as well as third-party financing and associated products. The Company earns fees and transaction income, while its dealer partners can earn incremental revenue and enhance profitability through increased sales leads as well as income from inspection, reconditioning and distribution programs.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in the private placement (the “2017 Private Placement”). Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, continue development of the Company’s platform, and for working capital purposes.

On June 30, 2017, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the "SEC") covering the resale of 8,993,541 shares of Class B Common Stock issued in the NextGen acquisition and the 2017 Private Placement and other shares previously held by our stockholders, including our officers and directors. The SEC declared the Registration Statement effective on July 7, 2017. In connection with the filing of the Registration Statement, our officers and directors and certain stockholders entered into a lock-up agreement restricting, through December 31, 2017, the resale of an aggregate of 6,848,800 shares of our common stock held by them and subject to the Registration Statement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the SEC and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding. The information at December 31, 2016 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 14, 2017. The Company’s 2016 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2016 Annual Report.” This quarterly report should be read in conjunction with the 2016 Annual Report.

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

Revenue Recognition

Revenue is derived from two primary sources: (1) subscription fees; and (2) the Company's online marketplace. The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

Subscription fees are generated from dealer partners under a license arrangement that provides access to our software solution and ongoing support. Dealer partners pay a monthly subscription fee for ongoing support and access to the RumbleOn software solution which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (v) equity mining. Dealer partners may also be charged an initial software installation and training fee. Dealer partners do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance. Because the dealer partner has the right to cancel the license with 30 days’ notice, revenue for installation and training is recognized when complete, acceptance has occurred and collectability of a determinable amount is probable. Revenue recognition of monthly subscription fees commences upon completion of installation, acceptance has occurred, and collectability of a determinable amount is probable.

The online marketplace includes: (i) used retail vehicle sales; (ii) wholesale vehicle sales; (iii) online listing and sales fees; (iv) retail merchandise sales; (v) vehicle financing; and (vi) vehicle service contracts.

Used Retail Vehicle Sales

The Company sells used vehicles directly to its customers through its website. Revenue from used vehicle retail sales is recognized upon delivery of the vehicle to the customer, when the sales contract is signed and the purchase price has been received or financing has been arranged. Used retail vehicle sales revenue is recognized net of a reserve for returns.

Wholesale Vehicle Sales

The Company sells used vehicles to dealer partners, auctions and other third-parties at wholesale. The source of these vehicles is primarily from the Company’s Sell Us Your Vehicle Program and customers who trade-in their existing vehicles when making a used vehicle purchase. Vehicles sold to dealer partners are sold at a below market retail price which is the aggregate of: (1) RumbleOn’s acquisition cost; (2) reconditioning costs; and (3) a customary profit. Vehicles sold at auction and to other third parties generally do not meet the Company’s quality standards to list or be sold through Rumbleon.com. Revenue from wholesale vehicle sales is recognized when the vehicle is delivered to a dealer partner, auction or a third-party, a sales contract is signed and the purchase price has been received.

Online Listing and Sales Fees

The Company charges a non-refundable fee for sellers to list their vehicle on the RumbleOn website. During the listing period, the Company manages all sales leads, handles all the documentation necessary to complete a sale, accepts a buyer’s trade and provides financing through third-party providers to the potential buyer, if necessary. Upon a successful sale, the seller pays a selling fee which is based on the difference between the actual retail sales price of the vehicle sold and the net proceeds agreed to be paid by RumbleOn to the seller when the listing agreement was signed. Revenue from non-refundable online listing fees is recognized once the listing agreement is signed, the vehicle is listed for sale and the listing fee has been received. Revenue for selling fees is recognized upon delivery of the vehicle to the customer, when the sales contract is signed and the purchase price has been received or financing has been arranged.

Retail Merchandise Sales

The Company recognizes sales revenue, net of sales taxes at the time it sells the merchandise or in the case of online sales when the merchandise is delivered to the customer and payment has been received.

Vehicle Financing

Customers can pay for their vehicle using cash or we offer a range of finance options through unrelated third-parties such as banks or credit unions. These third-party providers generally pay us a fee either in a flat amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. We may be charged back for commissions in the event a contract is prepaid, defaulted upon, or terminated. Revenue for these finance fees are recognized upon delivery of the vehicle to the customer, when the sales contract is signed and the financing has been arranged.

Vehicle Service Contracts

At the time of vehicle sale, the Company provides customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including extended protection plan (“EPP”) products and vehicle appearance protection. EPP products include extended service plans (“ESPs”) which is designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. The Company receives commissions from the sale of these product and service contracts and has no contractual liability to customers for claims under these products.  The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.

As of June 30, 2017, there have been no sales of EPP or vehicle appearance products but the Company expects to generate revenue from these products during the second half of 2017. At that time commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of other sales revenue in the accompanying Consolidated Statements of Operations and a component of accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

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

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and management regularly reviews the operating results of that component. The Company has concluded that currently it has one reporting unit.

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

Intangible Assets

Included in “Intangible Assets” on the Company’s Condensed Consolidated Balance Sheets are identifiable intangible assets including customer relationships, non-compete agreements, trademarks, trade names and internet domain names. The estimated fair value of these intangible assets at the time of acquisition are based upon various valuation techniques including replacement cost and discounted future cash flow projections. Trademarks, trade names and internet domain names are not amortized. Customer relationships are amortized on a straight-line basis over the expected average life of the acquired accounts, which are based upon several factors, including historical longevity of customers and contracts acquired and historical retention rates. Non-compete agreements are amortized on a straight-line basis over the term of the agreement, which will generally not exceed three years. The Company reviews the recoverability of these assets if events or circumstances indicate that the assets may be impaired and periodically reevaluates the estimated remaining lives of these assets.

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

Technology Development Costs

Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the term of the arrangement and are not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made.

Vehicle Inventory

Vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of the cost to acquire and recondition a used vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying Condensed Consolidated Statements of Operations.

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

Cash and Cash Equivalents

For the Condensed Consolidated Statements of Cash Flows, all highly liquid investments with an original maturity of three-months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization and consists of capitalized technology development costs, furniture and equipment. Depreciation and amortization is recorded on a straight-line basis over the estimated useful life of the assets. Costs of significant additions, renewals and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Cost of Revenue

Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition or delivery. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of subscription fee revenue includes the (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing customers. These costs and expenses are charged to cost of revenue as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, advertising and marketing; professional fees, technology development expenses, rent and other occupancy costs, insurance, travel and other administrative expenses.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Advertising and marketing expenses were $242,906 and $269,036, respectively for the three-month and six-month periods ended June 30, 2017. There was no advertising and marketing costs incurred for the same periods in 2016.

Stock-Based Compensation

On January 9, 2017, the Company’s Board of Directors approved, subject to stockholder approval, the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, the Company has only issued RSUs that vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. During the six-month period ended June 30, 2017, the Company granted 560,000 RSUs under the Plan to members of the board of directors, officers and employees. Compensation expense associated with RSU grants for the three-month and six-month periods ended June 30, 2017 was $129,787 and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2017, no income tax expense has been incurred.

Recent Pronouncements

The Company has adopted Accounting Standards Update 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires inventory to be stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of revenue in the accompanying Condensed Consolidated Statements of Operations.

NOTE 3 – GOING CONCERN

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenue from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plans and incurring start-up costs and expenses, resulting in accumulated net losses from October 24, 2013 (inception) through the period ended June 30, 2017 of $3,261,094. As of June 30, 2017, the Company had a total of $1,050,246 in available cash. Since inception, the Company has financed its cash flow requirements through debt and equity financing. As the Company expands its activities, it will continue to experience net negative cash flow from operations, until the Company generates sustainable cash flow from the implementation of its business strategy and utilization of its e-commerce platform.

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

The following table presents the purchase price consideration as of June 30, 2017:

Issuance of shares	$2,666,666
Debt	1,333,334
Cash paid	750,000
$4,750,000

Net tangible assets acquired:
Technology development	$1,400,000
Customer contracts	10,000
Non-compete agreements	100,000
Tangible assets acquired	1,510,000
Goodwill	3,240,000
Total purchase price	4,750,000
Less: Issuance of shares	(2,666,666)
Less: Debt issued	(1,333,334)

Cash paid	$750,000

Supplemental pro forma information

The results of operations of NextGen since the acquisition date are included in the accompanying Condensed Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of NextGen was made as of January 1, 2017 for both the three-month and six-month periods ended June 30, 2017 and on January 1, 2016 for both the three-month and six-month periods ended June 30, 2016.

Pro forma adjustments for the six-month period ended June 30, 2017 and 2016 primarily include adjustments to reflect additional depreciation and amortization of $29,866 and $48,788, respectively, related to technology development and identifiable intangible assets recorded as part of the acquisition, and interest expense related to the NextGen Note of $27,353 and $42,833, respectively.

	Three-Months Ended June 30,		Six- Months Ended June 30,
	2017	2016	2017	2016

Pro forma revenue	$116,522	$23,449	$161,937	$54,400
Pro forma net loss	$(1,892,227)	$(598,455)	$(2,920,311)	$(1,058,289)
Loss per share - basic and fully diluted	$(0.19)	$(0.09)	$(0.33)	$(0.15)
Weighted-average common shares used in the computation of loss per share-basic and diluted	10,003,981	7,023,809	8,963,000	7,023,809

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Vehicles	$387,376	$-
Furniture and equipment	106,213	-
Technology development	1,690,664	-
Total property and equipment	2,184,253	-
Less: accumulated depreciation and amortization	150,920	-
Property and equipment, net	$2,033,333	$-

At June 30, 2017, capitalized technology development costs were $1,690,664, which includes $1,400,000 of software acquired in the NextGen transaction. For additional information, see Note 4 - “Acquisitions.” Total technology development costs incurred for the six-month period ended June 30, 2017 were $471,366, of which $290,664 was capitalized and $186,702 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2017 was $81,698 and $129,945, respectively. There were no technology development costs incurred and no amortization of capitalized development costs for the same periods in 2016. Depreciation expense on vehicles, furniture and equipment for the three-month and six-month periods ended June 30, 2017 was $20,388 and $20,974, respectively. Depreciation on vehicles, furniture and equipment for the three-month and six-month periods ended June 30, 2016 was $475 and $950, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at June 30, 2017 and December 31, 2016:

June 30, 2017
Amortized Identifiable Intangible Assets:

Customer agreements
Balance at December 31, 2016	$-
Customers acquired	10,000
Amortization	(2,500)
Balance at June 30, 2017	7,500

Non-compete agreements
Balance at December 31, 2016	-
Agreements	$100,000
Amortization	(20,000)
Balance at June 30, 2017	80,000

Unamortized Identifiable Intangible Assets:
Domain names
Balance at December 31, 2016	$45,515
Domain names acquired	-
Impairment or write down	-
Balance at June 30, 2017	$45,515

Intangible assets, net at June 30, 2017	$133,015

Amortization expense related to intangible assets for the three-month and six-month periods ended June 30, 2017 was $11,250 and $22,500, respectively. The estimated future amortization expenses related to identifiable intangible assets is as follows:

Remainder through December 31, 2017	$22,500
2018	45,000
2019	20,000
$87,500

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Accounts payable	$1,046,225	$219,101
Sales taxes	717	-
Accrued compensation and benefits	211,951	-
Other	3,200	-
Total accounts payable and accrued liabilities	$1,262,093	$219,101

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$-
Notes payable-private placement dated March 31, 2017. Interest is payable at maturity and accrues at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020.	667,000	-
Convertible note payable-related party dated July 13, 2016. Interest rate of 6.0% which is accrued and paid at maturity. Note matures on July 26, 2026. Note is convertible into common stock, in whole at any time before maturity at the option of the holder at $.75 per share.	-	197,358
Less: Debt discount	(627,375)	(196,076)
Current portion	$-	$-
Long-term portion	$1,372,959	$1,282

Convertible Note Payable-Related Party

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,000 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of common stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. The effective interest rate at March 31, 2017 was 7.4%. Interest expense on the BHLP Note for the three-month period ended March 31, 2017 was $2,920 and the amortization of the beneficial conversion feature was $3,558. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to additional paid in capital in the Condensed Consolidated Balance Sheets.

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334. The NextGen Note matures on the third anniversary of the Maturity Date. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement. The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at March 31, 2017 was 5.9%. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2017 was $10,809 and the amortization of the debt discount was $39,625.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 9, 2017, the Company’s board of directors approved, subject to stockholder approval, the adoption of the Plan. On June 30, 2017, the Plan was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. As of the date of this report, 9,018,541 shares are issued and outstanding, resulting in up to 1,082,225 shares available for issuance under the Plan. As of June 30, 2017, the Company has granted 560,000 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs was $2,103,500. The RSUs vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Compensation expense recognized for these grants for the three-month and six-month periods ended June 30, 2017 was $129,787. The Company has approximately $1,763,363 in unrecognized stock-based compensation, with an average remaining vesting period of three years.

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

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the “Authorized Common Stock”), including 6,400,000 issued and outstanding shares of common stock (the “Outstanding Common Stock, and together with the Authorized Common Stock, the “Common Stock”). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the “Class A Common Stock”), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the “Class B Common Stock”), which Class B Common Stock is identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding.

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

On March 31, 2017, the Company completed the 2017 Private Placement and the second tranche of the 2016 Private Placement. For additional information, see Note 1 - “Business Description,” Note 4 - “Acquisitions,” and Note 8 - “Notes Payable.”

NOTE 10 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three-months ended June 30,		Six-months ended June 30,
	2017	2016	2017	2016
Selling, general and administrative:
Compensation and related costs	801,162	-	923,092	-
Advertising and marketing	242,906	-	269,036	-
Professional fees	186,188	8,200	532,445	14,973
Technology development	108,694	-	186,702	-
General and administrative	370,017	2,625	452,899	6,456
	$1,708,967	$10,825	$2,364,174	$21,429

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six-month periods ended June 30, 2017 and 2016.

	Six-Months Ended June 30,
	2017	2016
Cash paid for interest	$-	$-

Note payable issued on acquisition	$1,333,334	$-

Conversion of notes payable-related party	$206,209	$-

Issuance of shares for acquisition	$2,666,666	$-

NOTE 12 – INCOME TAXES

In projecting the Company’s income tax expense for the year ended December 31, 2017 management has concluded it is not likely to recognize the benefit of its deferred tax asset, net of deferred tax liabilities, and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three-month and six-month periods ended June 30, 2017 or 2016.

NOTE 13 — LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2017 did not include 475,000 and 560,000 respectively, of restricted stock units to purchase shares of Class B Common Stock as their inclusion would be antidilutive. There were no restricted stock units outstanding for the three-month and six-month periods ended June 30, 2016.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest of $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note. The accrued interest is included in accrued interest under Long-term liabilities in the Condensed Consolidated Balance Sheets. For additional information, see Note 8 - “Notes Payable.”

As of December 31, 2015, the Company had loans of $141,000 and accrued interest of $13,002 due to an entity that is owned and controlled by a family member of an officer and director of the Company. Interest expense on these loans for the three-month and six-month periods ended June 30, 2016 was $2,343 and $4,553, respectively. All convertible notes and related party notes outstanding as of July 13, 2016 were paid in full in July 2016.

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

A key component of the Company’s business model is to use dealer partners in the acquisition of motorcycles as well as utilize these dealer partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the dealer partner may earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. These dealer partners will be designated by the Company as Select Dealers. In connection with the development of the Select Dealer program the Company has already been testing various aspects of the program by utilizing a dealership (the “Test Dealer”) to which Mr. Chesrown, the Company’s Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Test Dealer at any time. The Test Dealer is expected to be named a Select Dealer by an agreement with the same material terms as the Company’s other Select Dealer agreements. Revenue generated by the Company from the Test Dealer for the three-month and six-month periods ended June 30, 2017 was $1,995 and $86,329, respectively.

In connection with the NextGen acquisition the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company. Pursuant to the Consulting Agreement, Mr. Kakarala serves as a consultant to the Company. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala’s compensation pursuant to the Consulting Agreement is $5,000 per month. For the three-month and six-month periods ended June 30, 2017 the Company paid $5,000 and $15,000, respectively under the Consulting Agreement. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For additional information, see Note 4 - “Acquisitions.”

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. For the three-month and six-month periods ended June 30, 2017 the Company paid $266,600 and $471,966, respectively under the Services Agreement.

As of June 30, 2017, the Company had promissory notes of $370,556 and accrued interest of $6,005 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the notes was $6,005 and the amortization of the beneficial conversion feature of the notes was $22,014 for the three-month and six-month periods ended June 30, 2017. The $6,005 of interest was charged to interest expense in the Condensed Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Serving both consumers and dealers, the Company makes cash offers for the purchase of their vehicles and provides them the flexibility to trade, list, auction and finance their vehicle through the website and mobile application of the Company and our dealer partners. In addition, the Company offers a large inventory of used vehicles for sale along with third-party financing and associated products. The Company’s operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with dealer partners. The Company utilizes dealer partners in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, the Company earns fees and transaction income, and dealer partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.

The Company’s business model is driven by a technology platform the Company acquired in February 2017, through its acquisition of NextGen. The system provides integrated vehicle appraisal, inventory management, customer relationship management and lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of successful dealer and high quality online software applications solutions including applications for vehicle appraisal and inventory management, credit reporting and compliance, customer relationship management and lead management, and a vehicle purchase platform.

Our business combines a comprehensive online buying and selling experience with a vertically-integrated supply chain that provides a nationwide footprint and allows us to buy and sell high quality vehicles to consumers and dealer partners transparently and efficiently at a low price. Using our website or mobile application, consumers and dealers can complete all phases of a used vehicle transaction. Our online buying and selling experience allows consumers to:

●
Sell us a vehicle. We address the lack of liquidity available in the market for a cash sale of a vehicle by dealers and consumers through our Sell Us Your Vehicle Program. Dealers and consumers can sell us a vehicle independent of a purchase. Using our free online appraisal tool, consumers and dealers can complete a short appraisal form and receive a haggle-free, guaranteed 3-day firm cash offer for their vehicle within minutes and, if accepted, receive payment in a few days or less. Our cash offer to buy is based on the use of extensive used retail and wholesale vehicle market data. When a consumer accepts our offer, we take their vehicles to a dealer partner where the vehicle is inspected and reconditioned. The dealer partner has the option of listing the vehicle on its website and sharing the profit on sale with RumbleOn or purchase the vehicle from RumbleOn. We believe buying used vehicles directly from consumers will be the primary driver of our source of supply for sale and a key to our ability to offer competitive pricing to buyers. By being one of the few sources for consumers to receive cash for their vehicle, we have a significant opportunity to buy product at a lower cost since dealer and auction markup is eliminated from these consumer purchases. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles.

●
List a vehicle. The current market for listing motorcycles and other power sport vehicles is inefficient and ineffective in that a majority of the transactions are conducted through peer-to-peer transactions, which do not facilitate making cash offers, accepting trades or providing financing. Our multiple listing options and comprehensive transaction support addresses the shortcomings that currently exist in the market for listing a vehicle for sale while allowing dealers and consumers an opportunity to utilize a simple, efficient and effective process to maximize their selling price. Consumers who do no not accept our cash offer can pay a fee to list their vehicle on Rumbleon.com and other available listing sites. During the listing period, our cash offer is extended and we manage all sales leads, handle all the documentation necessary to complete a sale and accept a buyer trade and provide a range of third-party finance options and vehicle service contracts to the buyer, if necessary. Upon the sale of a listed vehicle, we receive a sales fee. Dealer partners do not pay a fee to list their vehicles.

●
Purchase a used vehicle. Our 100% online approach to retail and wholesale distribution addresses the many issues currently facing the retail and wholesale distribution marketplace for recreation vehicles, a marketplace that is primed for a disruptive change. We believe the issues facing the marketplace include: (i) heavy use of inefficient listing sites, (ii) a highly fragmented dealer network; (iii) a limited selection of used vehicle for sale; (iv) negative consumer perception of the current buying experience; and (v) a massive consumer shift to online retail. We offer dealers and consumers a large selection of high quality vehicles at a low price that can be purchased in a seamless transaction in minutes. In addition to a compelling buying experience, our no haggle pricing, coupled with an inspected, reconditioned and certified vehicle, backed by a fender-to-fender warranty and a 3-day money back guarantee, addresses consumer dissatisfaction with the current buying processes in the marketplace. As of August 1, 2017, including vehicles of our dealer partners, we have approximately 600 vehicles listed for sale on our website, where consumers can select and purchase a vehicle, including arranging financing, directly from their desktop or mobile device. Selling used vehicles to dealers and consumers is the key driver of our business.

●
Finance a purchase. Customers can pay for their vehicle using cash or we will provide a range of finance options from unrelated third parties such as banks or credit unions. Customers fill out a short online application form, select from the range of financing options provided, and, if approved, apply the financing to their purchase in our online checkout process.

●
Protect a purchase. Customers have the option to protect their vehicle with unrelated third-party branded extended protection products (“EPP”) and vehicle appearance protection products as part of our online checkout process. EPP products include extended service plans (“ESPs”) which is designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance.

To enable a seamless dealer and consumer experience, we have built a vertically-integrated used vehicle supply chain, supported by proprietary software systems and data which include the following attributes:

●
Vehicle sourcing and acquisition. We acquire a significant percentage of our used vehicle inventory directly from consumers and dealers through our Sell Us Your Vehicle Program. We also, to a lesser extent, acquire vehicles from auctions and directly from used vehicle suppliers, including franchise and independent dealers and leasing companies. Using used retail and wholesale vehicle market data obtained from a variety of internal and external sources, we evaluate a significant number of vehicles daily to determine their fit with consumer demand, internal profitability targets, and our existing inventory mix. The supply of late-model used vehicles is influenced by a variety of factors, including the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used vehicle trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at auctions. Based on the large number of vehicles remarketed each year, consumer acceptance of our online vehicle appraisal process, our experience and success in acquiring vehicles from auctions and other sources, and the large size of the U.S. market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.

●
Inspection and reconditioning. After acquiring a vehicle, we transport it to one of our dealer partners who is paid to perform an inspection and to recondition the vehicle to meet “RumbleOn Certified” standards. This process is supported by a custom used vehicle inventory management system, which tracks vehicles through each stage of the inspection, reconditioning and logistic process. The ability to leverage and provide a high margin source of incremental revenue to the existing national network of dealer partners in return for providing inspection, reconditioning, logistics and distribution support reduces our need for any significant investment in retail or reconditioning facilities.

●
Logistics and fulfillment. Vehicles that are purchased from consumers or dealers are transported to a dealer partner. Once the dealer partner has received the vehicle and the inspection and reconditioning is completed, high quality photos are taken and the vehicle is included for sale on RumbleOn.com. In addition, the dealer partner has the option of listing the vehicle on its website and sharing the profit on a sale with RumbleOn or purchase the vehicle from RumbleOn.

Seasonality

Historically, the industry has been seasonal with traffic and sales strongest in the spring and summer quarters which tracks closely with the timing of regional riding seasons.  Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season.

Revenue and Gross Profit

Revenue is derived from two primary sources: (1) subscription fees; and (2) the Company's online marketplace.

Subscription fees are generated from dealer partners under a license arrangement that provides access to our software solution and ongoing support. Dealer partners pay a monthly subscription fee for ongoing support and access to the RumbleOn software solution which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining. Dealer partners may also be charged an initial software installation and training fee. Dealer partners do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance. Because the dealer partner may cancel the license, revenue for installation and training is recognized when complete, acceptance has occurred and collectability of a determinable amount is probable. Revenue recognition of monthly subscription fees commences upon completion of installation, acceptance has occurred, and collectability of a determinable amount is probable.

The online marketplace is our largest source of revenue and includes: (i) used retail vehicle sales; (ii) wholesale vehicle sales; (iii) online listing and sales fees; (iv) retail merchandise sales; (v) vehicle financing; and (vi) vehicle service contracts. We generate gross profit on retail and wholesale vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We began to generate revenue from our online marketplace in May 2017. We expect retail and wholesale vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Beginning in July 2017, the Company will begin to receive revenue for retail merchandise sales and commission on vehicle financing and service contracts. The Company will recognize retail merchandise sales revenue, net of sales taxes at the time it sells the merchandise or in the case of online sales when the merchandise is delivered to the customer and payment has been received. Commission revenue for financing and service contracts, net of a reserves for estimated contract cancellations will be recognized upon delivery of the vehicle to the customer, when the sales contract is signed and the financing has been arranged.

Key Operating Metrics

As our business expands we will regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost used vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into retail sales and to monetize these retail sales through a variety of product offerings. Initially our key metrics will include:

Gross Margin

We define total gross margin per unit as the aggregate gross margin in a given period divided by retail units sold in that period. Total gross margin per unit is driven by sales of used vehicles which, in many cases generates finance and vehicle service contracts revenue. We believe gross margin per unit is a key measure of our growth and long-term profitability.

Retail Units Sold

We define retail units sold as the number of vehicles sold to consumers in each period, net of returns under our three-day return policy. We view retail units sold as a key measure of our growth for several reasons. First, retail units sold is the primary driver of our revenue and, indirectly, gross profit, since retail unit sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, growth in retail units sold increases the base of available customers for referrals and repeat sales. Third, growth in retail units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

Wholesale Units Sold

We define wholesale units sold as the number of vehicles sold to dealer partners, auctions or other third parties in each period. We view wholesale units sold as a key measure of our growth for several reasons. First, wholesale units sold is a primary driver of our revenue and, indirectly, gross profit, since wholesale units allows us to aggressively buy vehicles from consumers which is the primary driver of our source of supply for sale to consumers and dealer partners. Second, the sale of wholesale units allows us to offer competitive pricing to dealer partners. Third, growth in wholesale units sold is an indicator of our ability to successfully scale our logistics and fulfillment operations while managing the level of units in inventory for sale.

Inventory Units Available

We define inventory units available as the average daily number of vehicles listed for sale on our website for the given reporting period. Until we reach an optimal pooled inventory level, we view inventory units available as a key measure of our growth. Growth in inventory units available increases the selection of vehicles available to consumers and dealers on a nationwide basis, which we believe will allow us to increase the number of vehicles we sell.

Critical Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the six-month period ended June 30, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our financial statements. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our 2016 Annual Report.

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-month and six-month periods ended June 30, 2017 and June 30, 2016, respectively. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three-months ended June 30,		Six-months ended June 30,
Revenue:	2017	2016	2017	2016

Wholesale vehicle sales	$81,940	$-	$81,940	$-
Subscription fees	34,582	-	73,471	-
Total Revenue	116,522	-	155,411	-

Expenses:
Cost of revenue	114,643	-	149,331	-
Selling, general and administrative	1,708,967	10,825	2,364,174	21,429
Depreciation and amortization	113,335	475	173,420	950
Total expenses	1,936,945	11,300	2,686,925	22,379

Operating loss	(1,820,423)	(11,300)	(2,531,514)	(22,379)

Interest expense	71,804	2,343	283,606	4,553
Net loss before provision for income taxes	(1,892,227)	(13,643)	(2,815,120)	(26,932)

Benefit for income taxes	-	-	-	-
Net loss	$(1,892,227)	$(13,643)	$(2,815,120)	$(26,932)

Results of Operations for the Three-month and Six-month periods ended June 30, 2017 and June 30, 2016

Revenue

Revenue is derived from our online marketplace and subscription fees.

The online marketplace is our largest source of revenue and includes: (i) used retail vehicle sales; (ii) wholesale vehicle sales; (iii) online listing and sales fees; (iv) retail merchandise sales; (v) vehicle financing; and (vi) vehicle service contracts. We generate gross profit on retail and wholesale vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We began to generate revenue from our online marketplace in May 2017.

Subscription fees are generated from dealer partners for ongoing support and access to the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining. We began to generate revenue for subscriptions fees in February of 2017 in connection with the acquisition of NextGen.

Revenue for the three-month and six-month periods ended June 30, 2017 increased by $116,522 and $155,411, respectively as compared to the same periods in 2016 and consisted of wholesale vehicle sales to dealer partners of $81,940 for the three-month and six-month periods ended June 30, 2017 and monthly subscription fees of $34,582 and $73,471, respectively for the three-month and six-month periods end June 30, 2017.

Expenses

Cost of Revenue

Cost of revenue for the three-month and six-month periods ended June 30, 2017 increased by $114,643 and $149,331, respectively as compared to the same periods in 2016. Cost of revenue consisted of: cost of wholesale vehicle sales, which included the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consisted of costs incurred to transport the vehicles from the point of acquisition or delivery. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. Cost of wholesale vehicle sales for the three-month and six-month periods ended June 30, 2017 increased by $84,966 as compared to the same periods in 2016. Cost of subscription fee revenue, included the (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing dealers. These costs and expenses are charged to cost of revenue as incurred. Cost of subscription fee revenue for the three-month and six-month periods ended June 30, 2017 increased by $29,677 and $64,365, respectively as compared to the same periods in 2016.

Selling, general and administrative

	Three-months ended June 30,		Six-months ended June 30,
	2017	2016	2017	2016
Selling, general and administrative:
Compensation and related costs	801,162	-	923,092	-
Advertising and marketing	242,906	-	269,036	-
Professional fees	186,188	8,200	532,445	14,973
Technology development	108,694	-	186,702	-
General and administrative	370,017	2,625	452,899	6,456
	$1,708,967	$10,825	$2,364,174	$21,429

Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2017 increased by $1,698,142 and $2,342,745, respectively as compared to the same periods in 2016. The increase is a result of establishing and expanding our business operations resulting in an increase in expenses associated with advertising to consumers and dealers, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses will increase substantially as we continue to execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.

Compensation and related costs, which includes all payroll and related costs, including benefits, payroll taxes, and stock-based compensation, for the three-month and six-month periods ended June 30, 2017 increased by $801,162 and $923,092 as compared to the same periods in 2016. The increase was driven by the growth in headcount and related compensation and benefits at our Dallas operations center, and included new hires in our marketing, product and inventory management, accounting, finance, information technology, and administration departments. As our business continues to grow these expenses will increase as we add headcount in all areas of the business.

Advertising and marketing for the three-month and six-month periods ended June 30, 2017 increased by $242,906 and $269,036 as compared to the same periods in 2016. The increase consists of cost associated with development of a multi-channel approach to consumers and dealers. We have begun to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets. Our paid advertising efforts include advertisements through search engine marketing, inventory site listing, retargeting, organic referral, display, direct mail and branded pay-per-click channels. We believe our strong consumer and dealer focus ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, we intend to attract new customers through increased media spending and public relations efforts and further investing in our proprietary technology.

Professional fees consist primarily of legal and accounting fees and costs associated with: (i) financing activities; (ii) general corporate matters; (iii) the NextGen acquisition; (iv) the preparation of quarterly and annual financial statements; and (v) the filing of regulatory reports required of the Company for public reporting purposes. Professional fees for the three-month and six-month periods ended June 30, 2017 increased by $177,988 and $517,472, respectively as compared to the same periods in 2016. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the: (i) NextGen acquisition; (ii) 2017 Private Placement; (iii) second tranche of 2016 Private Placement; and (iv) various corporate matters resulting from the discontinuation of the Smart Server business strategy and the adoption of the RumbleOn business plan. For additional information, see “Overview,” and Note 1 - “Business Description” in the accompanying Notes to the Condensed Consolidated Financial Statements. Professional fees including legal, accounting and other fees and expenses related to being a public company will increase as we continue to expand our business.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses for the three-month and six-month periods ended June 30, 2017 increased by $108,694 and $186,702, respectively as compared to the same period in 2016. Total technology costs and expenses incurred for the three-month and six-month periods ended June 30, 2017 were $272,000 and $477,366 of which $163,306 and 290,664, respectively were capitalized.  For the three-month and six-month periods ended June 30, 2017, a third-party contractor billed $257,000 and $457,366 respectively, of the total technology development costs. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2017 was $81,698 and $129,945, respectively. There were no technology development costs incurred and no amortization of capitalized development costs for the same periods in 2016. Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the term of the arrangement and is not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized technology development; (ii) amortization of identifiable intangible assets; and (iii) depreciation of vehicle, furniture and equipment. Depreciation and amortization for the three-month and six-month periods ended June 30, 2017 increased by $112,860 and $172,470 respectively, as compared to the same period in 2016. The increase in amortization and depreciation is a result of the investments made in connection with the expansion and growth of the business which for the three-month and six-month periods ended June 30, 2017 included: (i) capitalized technology acquisition and development costs of $163,306 and $290,664, respectively; and (ii) the purchase of vehicles, furniture and equipment of $450,814 and $493,588, respectively. For the three-month and six-month periods ended June 30, 2017 amortization of: (i) capitalized technology development was $81,698 and $129,945, respectively; (ii) amortization of identifiable intangible was $11,250 and $22,500, respectively; and (iii) depreciation and amortization on vehicle, furniture and equipment was $20,388 and $20,974, respectively. Depreciation and amortization on vehicle, furniture and equipment for the same periods in 2016 was $475 and $950, respectively.

Interest Expense

Interest expense consists of interest on the: (i) BHLP Note; (ii) NextGen Note; and (iii) Private Placement Notes. Interest expense for the three-month and six-month periods ended June 30, 2017 increased by $69,461 and $279,053, respectively, as compared to the same periods in 2016. The increase resulted from a higher level of debt outstanding, the conversion of the BHLP Note and the amortization of the beneficial conversion feature on the Private Placement Notes for the three-month and six-month periods ended June 30, 2017 as compared to the same period in 2016. The conversion of the BHLP Note, resulted in a $196,076 charge to interest expense for the remaining balance of the beneficial conversion feature, net of deferred taxes and is included in interest expense for the three-month period ended June 30, 2017. The amortization of the beneficial conversion feature on the Private Placement Notes was $39,625 and is included in interest expense for the three-month period ended June 30, 2017. For additional information, see Note 8 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six-month period ended June 30, 2017 and 2016:

	Six-months ended June 30,
	2017	2016

Net cash used in operating activities	$(2,746,122)	$(24,096)
Net cash used in investing activities	(1,534,252)	-
Net cash provided by financing activities	3,980,040	22,000
Net change in cash	$(300,334)	$(2,096)

Operating Activities

Net cash used in operating activities increased $2,722,026 to $2,746,122 for the six-month period ended June 30, 2017, as compared to the same period in 2016. The increase in net cash used is primarily due to a $2,788,188 increase in our net loss offset by an increase in the net change operating assets and liabilities of $471,794 and a $537,957 increase in non-cash expense items. The increase in the net loss for the six-month period ended June 30, 2017 was a result of the continued expansion and progress made on our business plan, including the integration of the NextGen acquisition and the purchase of inventory.

Investing Activities

Net cash used in investing activities increased $1,534,252 for the six-month period ended June 30, 2017, as compared to the same period in 2016. The increase in cash used for investment activities was primarily for the purchase of NextGen, costs incurred for technology development and the purchase of $493,588 of vehicles, furniture and equipment.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334. The NextGen Note matures on the third anniversary of the closing date. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. In connection with the closing of the acquisition, certain investors of the Company accelerated the funding of the second tranche of their investment totaling $1,350,000. The investors were issued 1,161,920 shares of Class B Common Stock and promissory notes in the amount of $667,000. For additional information, see “Financing Activities” in Management’s Discussion and Analysis and Note 8 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities increased $3,958,040 to $3,980,040 for the six-month period ended June 30, 2017, compared with net cash provided by financing activities of $22,000 for the same period in 2016. This increase is primarily a result of the: (i) 2017 Private Placement of $2,630,000 in Class B Common Stock and (ii) second tranche of the 2016 Private Placement of $683,040 in Class B Common Stock and $667,000 in promissory notes. For additional information, see Note 1 - “Business Description,” Note 4 - “Acquisitions,” and Note 8 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements. During the six-month period ended June 30, 2017, the Company completed the 2017 Private Placement of 657,500 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,630,000. Officers and directors of the Company acquired 212,500 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, continue development of the Company’s platform, and for working capital purposes. For additional information, see Note 9 - “Stockholders’ Equity” in the accompanying Notes to the Condensed Consolidated Financial Statements.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement. The investors were issued 1,161,920 shares of Class B Common Stock of the Company and the Private Placement Notes in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amount until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holder. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount will be amortized to interest expense over the life of the notes using the effective interest method. For additional information, see Note 8 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

On July 13, 2016, the Company entered into the BHLP Note with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,000 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been one trade in January 2016 in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount is amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it is converted using the effective interest method. The effective interest rate at March 31, 2017 was 7.4%. Interest expense on the BHLP Note for the three-month period ended March 31, 2017 was $2,920 and the amortization of the beneficial conversion feature was $3,558. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to additional paid in capital in the Condensed Consolidated Balance Sheets. For additional information, see Note 8 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Investment in Growth

As of June 30, 2017, the Company had a total of $1,050,246 in available cash. Our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and there is no guarantee that we will be able to realize the return on our investments. If we do not receive any additional funds, we may not continue in business for the next 12 months with our currently available capital. Since inception, we have financed our cash flow requirements through debt and equity financing. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits

Exhibit No.	Description
10.1	RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed January 9, 2017).
10.2	Form of Promissory Note, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed April 4, 2017).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Filed herewith
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RumbleOn, INC.

Date: August 14, 2017	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1	RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed January 9, 2017).
10.2	Form of Promissory Note, dated March 31, 2017 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed April 4, 2017).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Filed herewith
**
Furnished herewith.