Form 10-Q
period 2017-09-30
RumbleON, Inc.
filed 2017-11-09
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to _____________
Commission file number 001-38248

RumbleOn, Inc.
(Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4521 Sharon Road, Suite 370 Charlotte, North Carolina	28211
(Address of principal executive offices)	(Zip Code)

(704) 448-5240
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 7, 2017 was 11,928,541 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 7, 2017.

  RUMBLEON, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
Table of Contents to Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.
RUMBLEON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS	Balance at
	September 30, 2017	December 31, 2016
Current assets:
Cash	$656,220	$1,350,580
Accounts Receivable	320,575	-
Vehicle Inventory	1,244,658	-
Prepaid expense	123,513	1,667
Other	174,419	-
Total current assets	2,519,385	1,352,247

Property and Equipment - Net of Accumulated Depreciation	2,166,326	-
Goodwill	3,240,000	-
Intangible Assets, net	121,765	45,515

Total assets	$8,047,476	$1,397,762

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 1,902,543	$ 219,101
Accrued interest payable	17,998	-
Current portion of long term debt	1,510,274	-
Other current liabilities	-	-
Total current liabilities	3,430,815	219,101

Long term liabilities:
Notes payable	1,414,937	1,282
Accrued interest payable - related party	21,736	5,508
Deferred tax liability	-	78,430
Total long-term liabilities	1,436,673	85,220

Total liabilities	4,867,488	304,321

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2017 and none outstanding at December 31, 2016	1,000	-
Common B stock, $0.001 par value, 99,000,000 shares authorized, 9,018,541 and 6,400,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	9,019	6,400
Additional paid in capital	8,749,566	1,534,015
Subscriptions receivable	(1,000)	(1,000)
Accumulated deficit	(5,578,597)	(445,974)
Total stockholders' equity	3,179,988	1,093,441

Total liabilities and stockholders' equity	$8,047,476	$1,397,762

See Notes to Condensed Consolidated Financial Statements.

RUMBLEON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three-months ended September 30,		Nine-months ended September 30,
	2017	2016	2017	2016
Revenue: Used vehicle sales:
Consumer	$1,626,864	$ -	$1,626,864	$ -
Dealer	1,745,948	-	1,745,948	-
Auction	171,560	-	253,500	-
Other sales and revenue	134,573	-	134,573	-
Subscription and other fees	27,197	-	100,668	-
Total Revenue	3,706,142	-	3,861,553	-

Cost of Revenue	3,478,124	-	3,627,455	-
Selling, general and administrative	2,326,043	36,706	4,690,216	58,135
Depreciation and amortization	129,277	475	302,697	1,425
Total expenses	5,933,444	37,181	8,620,368	59,560

Operating loss	(2,227,302)	(37,181)	(4,758,815)	(59,560)

Interest expense	90,201	2,878	373,808	7,431

Net loss before provision for income taxes	(2,317,503)	(40,059)	(5,132,623)	(66,991)

Benefit for income taxes	-	-	-	-

Net loss	$(2,317,503)	$(40,059)	$(5,132,623)	$ (66,991)

Weighted average number of common shares outstanding – basic and fully diluted	10,018,541	5,500,000	9,105,429	5,500,000

Net loss per share – basic and fully diluted	$(0.23)	$(0.01)	$(0.56)	$(0.01)

See Notes to Condensed Consolidated Financial Statements.

RUMBLEON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Preferred Shares		Common A Shares		Common B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	-	$-	-	$-	6,400,000	$6,400	$1,534,015	$(1,000)	$(445,974)	$1,093,441

Exchange of common stock	-	-	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-	-

Issuance of common stock in connection with acquisition	-	-	-	-	1,523,809	1,524	2,665,142	-	-	2,666,666

Issuance of stock in private placements			-	-	657,500	658	2,629,342	-		2,630,000

Issuance of common stock in connection with loan agreement	-	-	-	-	1,161,920	1,162	1,348,878	-	-	1,350,040

Issuance of common stock in connection with conversion of a Note Payable-related party, net of debt discount	-	-	-	-	275,312	275	284,639	-	-	284,914

Stock-based compensation	-	-	-	-	-	-	287,550	-	-	287,550

Net loss	-	-	-	-	-	-	-	-	(5,132,623)	(5,132,623)

Balance, September 30, 2017	-	$-	1,000,000	$1,000	9,018,541	$9,019	$8,749,566	$(1,000)	$(5,578,597)	$3,179,988

See Notes to Condensed Consolidated Financial Statements.

RUMBLEON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,132,623)	$(66,991)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	302,697	1,425
Amortization of debt discount	91,877	-
Interest expense on conversion of debt	196,076	-
Share based compensation expense	287,550	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(121,846)	(4,167)
Increase in inventory	(1,244,658)
Increase in accounts receivable	(320,575)	-
Increase in other current assets	(174,419)	-
Increase in accounts payable and accrued liabilities	1,683,442	18,095
Increase in accrued interest payable - related party	43,351	(10,478)

Net cash used in operating activities	(4,389,128)	(62,116)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	(750,000)	-
Technology development	(435,097)	-
Purchase of property and equipment	(600,175)	-

Net cash used in investing activities	(1,785,272)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,167,000	214,358
Repayments for note payable - related party	-	(158,000)
Proceeds from sale of common stock	3,313,040	7,000

Net cash provided by financing activities	5,480,040	63,358

NET CHANGE IN CASH	(694,360)	1,242

CASH AT BEGINNING OF PERIOD	1,350,580	3,713

CASH AT END OF PERIOD	$656,220	$4,955

See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BUSINESS DESCRIPTION

Organization

RumbleOn, Inc. (along with its consolidated subsidiaries, the “Company”) was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. (“Smart Server”). On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleOn, Inc.

Nature of Operations

Smart Server was originally formed to engage in the business of designing and developing mobile application payment software for smart phones and tablet computers. After Smart Server ceased its technology development activities in 2014, it had no operations and nominal assets, meeting the definition of a “shell company” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations thereunder.

In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned recreation vehicles in one online location. The Company’s goal is for the platform to be widely recognized as the leading online solution for the sale, acquisition, and distribution of recreation vehicles by providing users with the most efficient, timely and transparent experience. The Company’s initial focus is the market for 601cc and larger on road motorcycles, particularly those concentrated in the “Harley-Davidson” brand. The Company will look to extend to other brands and additional vehicle types and products as the platform matures.

The Company’s business plan is currently driven by a technology platform it acquired on February 8, 2017 from NextGen Dealer Solutions, LLC (“NextGen”), which the Company owns and operates through its wholly-owned subsidiary NextGen Pro, LLC (“NextGen Pro”). The NextGen platform provides vehicle appraisal, inventory management, customer relationship management and lead management, equity mining, and other key services necessary to drive the online marketplace. For additional information, see Note 3 - “Acquisitions.”

Serving both consumers and dealers, through our online platform, we make cash offers for the purchase of their vehicles and intend to provide them the flexibility to trade, list, or auction their vehicle through our website and mobile applications. In addition, we offer a large inventory of used vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with dealer partners. We utilize dealer partners in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, and dealer partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) management believes are necessary for the fair presentation of the Company’s financial condition, results of operations, and cash flows for the periods presented. Certain prior period amounts have been reclassified to conform to the current year’s presentation.  Amounts and percentages may not total due to rounding. The information at December 31, 2016 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 14, 2017. The Company’s 2016 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2016 Annual Report.” This quarterly report should be read in conjunction with the 2016 Annual Report.

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

Earnings (Loss) Per Share

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

Revenue is derived from two primary sources: (1) the Company’s online marketplace, which is our largest source of revenue and includes: (i) the sale of used vehicles through consumer, dealers and auction sales channels; (ii) online listing and sales fees; (iii) retail merchandise sales; (iv) vehicle financing; and (v) vehicle service contracts; and (2) subscription and other fees relating to the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

Used Vehicle Sales

The Company sells used vehicles to consumers, dealers and at auctions. The source of these vehicles is primarily from the Company’s Sell Us Your Vehicle Program and customers who trade-in their existing vehicles when making a used vehicle purchase.  Revenue from used vehicle sales is recognized when the vehicle is delivered to a consumer, dealer or auction, a sales contract is signed, and the purchase price has either been received or collectability has been established. We guarantee the vehicles we sell with a 3-day, money-back guarantee. Used vehicle sales revenue is recognized net of a reserve for returns, which is based on historical experience and trends.

Online Listing and Sales Fees

The Company charges a non-refundable fee for sellers to list their vehicle on the RumbleOn website. During the listing period, the Company manages all sales leads, handles all the documentation necessary to complete a sale, accepts a buyer’s trade and provides financing through third-party providers to the potential buyer, if necessary. Upon a successful sale, the seller pays a fee which is based on the difference between the actual retail sales price of the vehicle sold and the net proceeds agreed to be paid by RumbleOn to the seller when the listing agreement was signed. Revenue from non-refundable online listing fees is recognized once the listing agreement is signed, the vehicle is listed for sale and the listing fee has been received. Revenue for selling fees is recognized upon delivery of the vehicle to the customer, when the sales contract is signed, and the purchase price has either been received or collectability has been established.

Retail Merchandise Sales

The Company recognizes sales revenue, net of sales taxes at the time it sells the merchandise or in the case of online sales when the merchandise is delivered to the customer and payment has been received.

Vehicle Financing

Consumers can pay for their vehicle using cash or the Company offers a range of finance options through unrelated third-parties such as banks or credit unions. These third-party providers generally pay the Company a fee either in a flat amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. The Company may be charged back for commissions in the event a contract is prepaid, defaulted upon, or terminated. Revenue for these finance fees are recognized upon delivery of the vehicle to the customer, when the sales contract is signed, and the financing has been arranged.

Vehicle Service Contracts

At the time of vehicle sale, the Company provides customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including extended protection plan (“EPP”) products and vehicle appearance protection. EPP products include extended service plans (“ESPs”) that are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. The Company receives commissions from the sale of these product and service contracts and has no contractual liability to customers for claims under these products.  The EPPs and vehicle appearance protection currently offered to consumers provide coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract.

Commission revenue is recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical industry experience and recent trends and is reflected as a reduction of other sales revenue in the accompanying Consolidated Statements of Operations and a component of accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

Subscription Fees

Subscription fees are generated from dealer partners, under a license arrangement that provides access to our software solution and ongoing support. Select and Appraisal Dealers pay a monthly subscription fee for access to and ongoing support for portions of the RumbleOn software solution which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining. Dealers may also be charged an initial software installation and training fee. Dealers do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance. Because the dealer partner has the right to cancel the license with 30 days’ notice, revenue for installation and training is recognized when complete, acceptance has occurred, and collectability of a determinable amount is probable. Revenue recognition of monthly subscription fees commences upon completion of installation, acceptance has occurred, and collectability of a determinable amount is probable.

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

Determining fair value includes the use of significant estimates and assumptions. Management utilizes an income approach, specifically the discounted cash flow analysis as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows are based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict.

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

Vehicle Inventory

Vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of the cost to acquire and recondition a used vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of sales in the accompanying Condensed Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of September 30, 2017 and 2016, the Company did not have any investments with maturities greater than three months.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 3: If inputs from Levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date.” Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Cost of Revenue

Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles the Company acquires, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition or delivery. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of subscription and other fee revenue includes the (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing customers. These costs and expenses are charged to cost of revenue as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses primarily include compensation and benefits, advertising and marketing, professional fees, technology development expenses, rent and other occupancy costs, insurance, travel and other administrative expenses.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Advertising and marketing expenses were $775,456 and $1,071,398, respectively for the three and nine-month periods ended September 30, 2017. There were no advertising and marketing costs incurred for the same periods in 2016.

Stock-Based Compensation

On January 9, 2017, the Company’s Board of Directors approved, subject to stockholder approval, the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, the Company has only issued RSUs that vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. During the nine-month period ended September 30, 2017, the Company granted 560,000 RSUs under the Plan to members of the Board of Directors, officers and employees. Compensation expense associated with RSU grants for the three and nine-month periods ended September 30, 2017 was $157,763 and $287,550, respectively and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2017, no income tax expense has been incurred.

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

NOTE 3 – ACQUISITIONS

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

The following table presents the purchase price consideration as of September 30, 2017:

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

The following supplemental pro forma information presents the financial results as if the acquisition of NextGen was made as of January 1, 2017 for both the three and nine-month periods ended September 30, 2017 and on January 1, 2016 for both the three and nine-month periods ended September 30, 2016.

Pro forma adjustments for the nine-month period ended September 30, 2017 and 2016 primarily include adjustments to reflect additional depreciation and amortization of $29,866 and $48,788, respectively, related to technology development and identifiable intangible assets recorded as part of the acquisition, and interest expense related to the NextGen Note of $27,353 and $42,833, respectively.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2017	2016	2017	2016
Pro forma revenue	$3,706,142	$45,606	$3,868,079	$100,006
Pro forma net loss	$(2,317,503)	$(567,401)	$(5,237,814)	$(1,625,690)
Loss per share - basic and fully diluted	$(0.23)	$(0.08)	$(0.58)	$(0.23)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	10,018,541	7,023,809	9,105,429	7,023,809

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Vehicles	$472,870	$-
Furniture and equipment	127,306	-
Technology development	1,835,097	-
Total property and equipment	2,435,273	-
Less: accumulated depreciation and amortization	268,947	-
Property and equipment, net	$2,166,326	$-

At September 30, 2017, capitalized technology development costs were $1,835,097, which includes $1,400,000 of software acquired in the NextGen transaction. For additional information, see Note 3 - “Acquisitions.” Total technology development costs incurred for the nine-month period ended September 30, 2017 were $713,766, of which $435,097 was capitalized and $278,669 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three and nine-month periods ended September 30, 2017 was $89,429 and $219,374, respectively. There were no technology development costs incurred and no amortization of capitalized development costs for the same periods in 2016. Depreciation expense on vehicles, furniture and equipment for the three and nine-month periods ended September 30, 2017 was $28,598 and $49,573, respectively. Depreciation on furniture and equipment for the three and nine-month periods ended September 30, 2016 was $475 and $1,425, respectively.

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of the following at September 30, 2017 and December 31, 2016:

September 30, 2017
Amortized Identifiable Intangible Assets:

Customer agreements
Balance at December 31, 2016	$-
Customers acquired	10,000
Amortization	(3,750)
Balance at September 30, 2017	$6,250

Non-compete agreements
Balance at December 31, 2016	$ -
Agreements	100,000
Amortization	(30,000)
Balance at September 30, 2017	$70,000

Unamortized Identifiable Intangible Assets:
Domain names
Balance at December 31, 2016	$45,515
Domain names acquired	-
Impairment or write down	-
Balance at September 30, 2017	$45,515

Intangible assets, net at September 30, 2017	$121,765

Amortization expense related to intangible assets for the three and nine-month periods ended September 30, 2017 was $11,250 and $33,750, respectively. The estimated future amortization expenses related to identifiable intangible assets is as follows:

Remainder through December 31, 2017	$11,250
2018	45,000
2019	20,000
$76,250

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts payable	$1,539,572	$219,101
Sales taxes	296	-
Accrued compensation and benefits	354,790	-
Other	7,885	-
Total accounts payable and accrued liabilities	$1,902,543	$219,101

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$-
Notes payable-private placement dated March 31, 2017. Interest is payable at maturity and accrues at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020.	667,000	-
Convertible note payable-related party dated July 13, 2016. Interest rate of 6.0% which is accrued and paid at maturity. Note matures on July 26, 2026. Note is convertible into common stock, in whole at any time before maturity at the option of the holder at $.75 per share.	-	197,358
Senior Secured Promissory Notes dated September 5, 2017. Interest rate of 5.0% through December 31, 2017 and a rate of 10% through maturity which is accrued and paid at maturity. Note matures on September 5, 2018.	1,650,000
Less: Debt discount	(725,123)	(196,076)
	$ 2,925,211	$ 1,282
Current portion (net of $139,726 of debt discount)	1,510,274	-
Long-term portion	$ 1,414,937	$ 1,282

Convertible Note Payable-Related Party

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to additional paid in capital in the Condensed Consolidated Balance Sheets.

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. Interest expense on the NextGen Notes for the three and nine-month periods ended September 30, 2017 was $21,370 and $54,849, respectively.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at September 30, 2017 was 26.0%. Interest expense on the Private Placement Notes for the three and nine-month periods ended September 30, 2017 was $94,885 and $184,943, respectively, which included debt discount amortization of $41,979 and $81,603, respectively for the three and nine-month periods ended September 30, 2017.

Notes Payable-Senior Secured Promissory Notes

On September 5, 2017, the Company executed Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 (“Principal Amount”), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Notes, net of original issuance discount, was $1,500,000. The Notes are secured by an interest in all the Company’s Collateral, as such term is defined in the Notes. The Notes mature on September 5, 2018 and bear interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest is payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Notes shall become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon may be prepaid by the Company at any time prior to the maturity date without premium or penalty upon five days prior written notice to the noteholder. If the Company consummates in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the noteholders may require the Company to prepay the Notes on thirty (30) days prior written notice to the Company. The original issue discount is amortized to interest expense until the scheduled maturity of the Notes in September 2018 using the effective interest method. The effective interest rate at September 30, 2017 was 10.0%. Interest expense on the Notes for the three and nine-month periods ended September 30, 2017 was $15,925 which included $10,274 of original issue discount amortization. On October 23, 2017, the Company completed a public offering and used approximately $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. For additional information, see Note 15 “Subsequent Events.”

NOTE 8 – STOCKHOLDERS’ EQUITY

On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the “2016 Private Placement”). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. For additional information, see Note 7 - “Notes Payable.”

On January 9, 2017, the Company’s Board of Directors approved, subject to stockholder approval, the adoption of the Plan. On June 30, 2017, the Plan was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. As of September 30, 2017, 9,018,541 shares are issued and outstanding, resulting in up to 1,082,225 shares available for issuance under the Plan. As of September 30, 2017, the Company has granted 560,000 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs was $2,103,500. The RSUs vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Compensation expense recognized for these grants for the three and nine-month periods ended September 30, 2017 was $157,763 and $287,550, respectively. The Company has approximately $1,605,600 in unrecognized stock-based compensation, with an average remaining vesting period of three years.

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

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the “Authorized Common Stock”), including 6,400,000 issued and outstanding shares of common stock (the “Outstanding Common Stock, and together with the Authorized Common Stock, the “Common Stock”). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the “Class A Common Stock”), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the “Class B Common Stock”), which Class B Common Stock is identical to the Class A Common Stock in all material respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding.

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

On June 30, 2017, the Company filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC covering the resale of 8,993,541 shares of Class B Common Stock issued in the NextGen acquisition and the 2017 Private Placement and other shares previously held by our stockholders, including our officers and directors. The SEC declared the Registration Statement effective on July 7, 2017. In connection with the filing of the Registration Statement, our officers and directors and certain stockholders entered into a lock-up agreement restricting, through December 31, 2017, the resale of an aggregate of 6,848,800 shares of our common stock held by them and subject to the Registration Statement.

NOTE 9 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three and nine-month periods ended September 30, 2017 and 2016:

	Three-months ended September 30,		Nine-months ended September 30,
	2017	2016	2017	2016
Selling, general and administrative:
Compensation and related costs	$1,028,819	$-	$1,951,911	$-
Advertising and marketing	752,017	-	1,060,195	-
Professional fees	192,041	34,044	724,486	49,017
Technology development	91,967	-	278,668	-
General and administrative	261,199	2,662	674,956	9,118
	$2,326,043	$36,706	$4,690,216	$58,135

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine-month periods ended September 30, 2017 and 2016.

	Nine-Months Ended September 30,
	2017	2016
Cash paid for interest	$42,502	$-

Note payable issued on acquisition	$1,333,334	$-

Conversion of notes payable-related party	$206,484	$-

Issuance of shares for acquisition	$2,666,666	$-

NOTE 11 – INCOME TAXES

In projecting the Company’s income tax expense for the year ended December 31, 2017, management has concluded it is not likely to recognize the benefit of its deferred tax asset, net of deferred tax liabilities, and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three and nine-month periods ended September 30, 2017 or 2016.

NOTE 12 — LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2017 did not include 560,000 of restricted stock units to purchase shares of Class B Common Stock as their inclusion would be antidilutive. There were no restricted stock units outstanding for the three and nine-month periods ended September 30, 2016.

NOTE 13 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, the Company had loans of $141,000 and accrued interest of $13,002 due to an entity that is owned and controlled by a family member of an officer and director of the Company. Interest expense on these loans for the three and nine-month period ended September 30, 2016 was $2,878 and $7,431, respectively. All convertible notes and related party notes outstanding as of July 13, 2016 were paid in full in July 2016.

As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest of $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note. The accrued interest is included in accrued interest under Long-term liabilities in the Condensed Consolidated Balance Sheets. For additional information, see Note 7 - “Notes Payable.”

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock in the 2017 Private Placement. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. For additional information, see Note 8 - “Stockholders’ Equity.”

A key component of the Company’s business model is to use dealer partners in the acquisition of motorcycles as well as utilize these dealer partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the dealer partner may earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. In connection with the development of the dealer program, the Company tested various aspects of the program by utilizing a dealership (the “Test Dealer”) to which Mr. Chesrown, the Company’s Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Test Dealer at any time. The Test Dealer is expected to be named a Select Dealer by an agreement with the same material terms as the Company’s other Select Dealer agreements. Revenue generated by the Company from the Test Dealer for the three and nine-month periods ended September 30, 2017 was $924,069 and $946,824, respectively. Included in accounts receivable at September 30, 2017 is $264,464 owed to the Company by the Test Dealer.

In connection with the NextGen acquisition, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company. Pursuant to the Consulting Agreement, Mr. Kakarala serves as a consultant to the Company. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala’s compensation pursuant to the Consulting Agreement is $5,000 per month. For the three and nine-month periods ended September 30, 2017, the Company paid $15,000 and $35,000, respectively under the Consulting Agreement. These amounts are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For additional information, see Note 3 - “Acquisitions.”

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. For the three and nine-month periods ended September 30, 2017 the Company paid $221,400 and $678,766, respectively under the Services Agreement.

As of September 30, 2017, the Company had promissory notes of $370,556 and accrued interest of $12,076 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes for the three and nine-month periods ended September 30, 2017 was $29,392 and $63,416, respectively, which included debt discount amortization of $23,321 and $45,335, respectively for the three and nine-month periods ended September 30, 2017. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Condensed Consolidated Balance Sheets.

On September 5, 2017, the Company executed Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 (“Principal Amount”), which includes an aggregate original issue discount of $150,000. As of September 30, 2017, the Company had Notes of $1,214,144 and accrued interest of $4,144 due to certain executive officers and directors of the Company. Interest expense on the Notes due to certain executive officers and directors for the three and nine-month periods ended September 30, 2017 was $11,678, which included $7,534 of original issue discount amortization. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. For additional information, see Note 7 - “Notes Payable” and Note 15 “Subsequent Events.”

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 15 – SUBSEQUENT EVENTS

On October 23, 2017, the Company completed an underwritten public offering of 2,910,000 shares of Class B common stock at a public offering price of $5.50 per share for net proceeds to the Company of approximately $14,500,000 after deducting the underwriting discount and offering fees and expenses payable by the Company (the “Offering”). The Company also granted the underwriters a 30-day option, which expires on November 19, 2017, to purchase up to an additional 436,500 shares of Class B common stock to cover over-allotments.

The Company used $1,661,075 of the net proceeds of the Offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Senior Secured Promissory Notes.  The Company intends to use the remaining net proceeds of the Offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

In connection with the Offering, on October 23, 2017, the Company issued to the representatives of the underwriters warrants to purchase 218,250 shares of Class B common stock, which is equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering (the “Representatives’ Warrants”). The Representatives’ Warrants are exercisable at a per share price of $6.325, which is equal to 115% of the Offering price per share of the shares sold in the Offering. The Representatives’ Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing one year from the effective date of the registration statement related to the Offering.

Also, in connection with the Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol “RMBL.”

On November 2, 2017, the Company through its wholly-owned subsidiary RMBL Missouri, LLC (the “Borrower”), entered into a floor plan line of credit (the "Credit Line") with NextGear Capital, Inc. (the “Lender”) in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. Any advance under the Credit Line bears interest on a per annum basis from the date of the request of such advance (or date of the financed receivable, as applicable), based upon a 360-day year, and such interest shall be compounded daily until such outstanding advances are paid in full at a rate of interest set forth in schedules published by the Lender. As of November 2, 2017, the effective rate of interest is 6.5%. Advances and interest under the Credit Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement), or of the receivable, as applicable. Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Line), Lender may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by the Borrower and its affiliates. The Credit Line is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and its affiliates.

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

OVERVIEW

We operate a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned motorcycle and other power sport and recreation vehicles (“power/recreation vehicles”) in one online location. Our goal is to transform the way motorcycles and other power/recreation vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. Our initial focus is the market for 601cc and larger on-road motorcycles. We will look to extend to additional power/recreation vehicle types and products as the platform matures, including ATVs, personal watercraft, snowmobiles, side-by-sides, boats, and both towable and motor coach RVs.

Serving both consumers and dealers, through our online platform, we make cash offers for the purchase of their vehicles and intend to provide them the flexibility to trade, list, or auction their vehicle through our website and mobile applications. In addition, we offer a large inventory of used vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with dealer partners. We utilize dealer partners in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, and dealer partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.

Our business model is driven by a technology platform we acquired in February 2017, through our acquisition of substantially all of the assets of NextGen. The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of dealer and, what we believe to be, high quality applications solutions.

Our business combines a comprehensive online buying and selling experience with a vertically-integrated supply chain that allows us to buy and sell vehicles to consumers and dealer partners transparently and efficiently at a value-oriented price. Using our website or mobile application, consumers and dealers can complete most phases of a used vehicle transaction. Our online buying and selling experience allows consumers to:

●
Sell us a vehicle. We address the lack of liquidity available in the market for a cash sale of a vehicle by dealers and consumers through our Sell Us Your Vehicle Program. Dealers and consumers can sell us a vehicle independent of a purchase. Using our free online or mobile appraisal tool, consumers and dealers can complete a short appraisal form and receive a haggle-free, guaranteed 3-day firm cash offer for their vehicle within minutes and, if accepted, receive payment in a few days or less. Our cash offer to buy is based on the use of extensive used retail and wholesale vehicle market data. When a consumer accepts our offer, we ship their vehicles to our closest dealer partner where the vehicle is inspected, reconditioned and stored pending sale. We believe buying used vehicles directly from consumers will be the primary driver of our source of supply for sale and a key to our ability to offer competitive pricing to buyers. By being one of the few sources for consumers to receive cash for their vehicle, we have a significant opportunity to buy product at a lower cost since dealer and auction markup is eliminated from these consumer purchases. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for vehicles.

●
List a vehicle. The current market for listing motorcycles and other power sport vehicles is inefficient and ineffective in that a majority of the transactions are conducted through peer-to-peer transactions, which do not facilitate making cash offers, accepting trades or providing financing to the buyer. Our listing options and comprehensive transaction support addresses the shortcomings that currently exist in the market for listing a vehicle for sale while allowing dealers and consumers an opportunity to utilize a simple, efficient and effective process. Consumers who do no not accept our cash offer can pay a fee to list their vehicle on RumbleOn.com and other available listing sites. During the listing period, our cash offer is extended, and we manage all sales leads, handle all the documentation necessary to complete a sale and accept a buyer trade and provide a range of third-party finance options and vehicle service contracts to the buyer, if necessary. Upon the sale of a listed vehicle, we earn a fee separate and apart from the listing fee. Dealer partners do not pay a fee to list their vehicles.

●
Purchase a used vehicle. Our 100% online approach to retail and wholesale distribution addresses the many issues currently facing the retail and wholesale distribution marketplace for power/recreation vehicles, a marketplace we believe is primed for a disruptive change. We believe the issues facing the marketplace include: (i) heavy use of inefficient listing sites, (ii) a highly fragmented dealer network; (iii) a limited selection of used vehicles for sale; (iv) negative consumer perception of the current buying experience; and (v) a massive consumer shift to online retail. We offer dealers and consumers a large selection of vehicles at a value-oriented price that can be purchased in a seamless transaction in minutes. In addition to a transparent buying experience, our no haggle pricing, coupled with an inspected, reconditioned and certified vehicle, backed by a fender-to-fender warranty and a 3-day money back guarantee, addresses consumer dissatisfaction with the current buying processes in the marketplace. As of October 31, 2017, including vehicles of our dealer partners, we have approximately 550 vehicles listed for sale on our website, where consumers can select and purchase a vehicle, including arranging financing, directly from their desktop or mobile device. Selling used vehicles to dealers and consumers is the key driver of our business.

●
Finance a purchase. Customers can pay for their vehicle using cash or we will provide a range of finance options from unrelated third parties such as banks or credit unions. Customers fill out a short online application form, and, if approved, apply the financing to their purchase in our online checkout process.

●
Protect a purchase. Customers have the option to protect their vehicle with unrelated third-party branded EPPs and vehicle appearance protection products as part of our online checkout process. EPPs include extended service plans which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection, which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance.

To enable a seamless dealer and consumer experience, we are building a vertically-integrated used vehicle supply chain, supported by proprietary software systems and data which include the following attributes:

●
Vehicle sourcing and acquisition. We acquire a significant percentage of our used vehicle inventory directly from consumers and dealers through our Sell Us Your Vehicle Program. We also, to a lesser extent, acquire vehicles from auctions and directly from used vehicle suppliers, including franchise and independent dealers and finance and leasing companies. Using used retail and wholesale vehicle market data obtained from a variety of internal and external sources, we evaluate a significant number of vehicles daily to determine their fit with consumer demand, internal profitability targets and our existing inventory mix. The supply of used vehicles is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate used vehicle trade-ins; and the number of used vehicles sold or remarketed through retail channels, wholesale transactions and at auctions. Based on the large number of vehicles remarketed each year, consumer acceptance of our online vehicle appraisal process, our experience and success in acquiring vehicles from auctions and other sources and the large size of the United States market relative to our needs, we believe that sources of used vehicles will continue to be sufficient to meet our current and future needs.

●
Inspection, reconditioning and logistics. After acquiring a vehicle, we transport it to one of our dealer partners who is paid to perform an inspection and to recondition the vehicle to meet “RumbleOn Certified” standards. High quality photographs are then taken, the vehicle is listed for sale on Rumbleon.com and the dealer partner stores the vehicle pending delivery to the buyer. This process is supported by a custom used vehicle inventory management system, which tracks vehicles through each stage of the inspection, reconditioning and logistic process. The ability to leverage and provide a high margin source of incremental revenue to the existing network of dealer partners in return for providing inspection, reconditioning, logistics and distribution support reduces our need for any significant investment in retail or reconditioning facilities.

Our Strategy

Our strategy is to provide a complete online, direct, pre-owned motorcycle and power/recreation vehicle marketplace solution for both consumers and dealers, while providing dealers access to additional software solutions and services allowing them to earn incremental revenue and enhance profitability through increased sales leads, and fees earned from inspection, reconditioning and distribution programs. The recognition of the need for our solutions is the result of our management team gaining a clear understanding of the key drivers of complete supply chain solutions necessary to create a different and disruptive way to both acquire and distribute cars and trucks online from their deep experience in the automotive sector with disruptive businesses such as: AutoNation, Auto America, and Vroom. We believe that there is a significant opportunity to disrupt the pre-owned marketplace in recreational vehicles as it suffers from many of the same negative consumer sentiments and dealer practices that existed in the automotive sector prior to the advent of and the significant influx of new entrants with improved business models. In addition, the power/recreation vehicle segment lacks the significant competition that exists in the automotive sector due to its fragmented dealer network, relative size and the niche nature of its products. Management believes consumers prefer to purchase and sell through a well-designed online/mobile solution, with a broad selection of vehicles at highly competitive prices. We believe that our applications will provide appraisal, cash-offer, vehicle listing, financing options, and logistics/delivery solutions designed to provide an exceptional consumer experience. We intend to replicate and improve upon the positive attributes of the various “sell us your car” and other related programs that have proven successful in automotive retail for entities such as AutoNation, CarMax, Carvana, Vroom and others.

Our dealer strategy is focused on creating a synergistic relationship wherein dealers will have the ability to leverage the RumbleOn marketplace and dealer services offerings to drive increased revenue through the purchase or sale of vehicles via the online platform and the ability to earn fees from inspection, reconditioning and distribution programs. Dealer partners will have the ability to show the complete RumbleOn vehicle inventory on their website and will have access to preferred pricing on the acquisition of vehicles. Management believes that partners utilizing the platform will significantly enhance their existing online retail strategies. We have agreed to add dealers to our network and are in discussions with other dealers regarding joining the network. We believe that our operations, designed to be both capital and infrastructure light, will leverage the dealer network to provide inspection, reconditioning and distribution, thus minimizing the number of warehouse locations, reconditioning centers and logistics facilities we operate. We plan to primarily operate a centralized headquarter, call center, and limited number of strategically located warehouses as needed.

Our initial focus on pre-owned Harley-Davidson motorcycles provides a targeted, identifiable segment to establish the functionality of the platform and the RumbleOn brand. Harley-Davidson is a highly regarded and dominant brand (representing approximately 50% market share of new 601cc+ on-road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) in the motorcycle market, with a base of over three million pre-owned motorcycles registered for use in the United States. According to Harley-Davidson, as disclosed in their 2017 investor meeting presentation, and management estimates, each year approximately 400,000 pre-owned Harley-Davidsons are sold, with Harley-Davidson dealers selling approximately 125,000 units, 250,000 units sold in private consumer and independent dealer transactions, and 25,000 sold via other means. Further, as Harley-Davidson discussed in its 2017 investor meeting presentation, their objective is to build two million new Harley-Davidson riders in the United States in the next 10 years, principally, we believe, via brand marketing and product development, estimated at $70 million in 2016, dealer hosted experiences and the Harley-Davidson Riding Academy. We believe such efforts will benefit us as, per Harley-Davidson’s 2017 investor meeting presentation, there are 2.4 million owners of non-Harley-Davidson motorcycles, and 15.0 million people who don’t currently own a motorcycle, who have an interest in Harley-Davidson and are planning to purchase a motorcycle within three years. Further, Harley-Davidson’s estimates that there are 7.8. million motorcycle license holders who do not currently own a motorcycle and that the sale of used Harley-Davidson motorcycles to young adults (ages 18-34) was three times the sale of new Harley-Davidson motorcycles to the same age group. These statistics support our contention that there is expected to be a growing market for used Harley-Davison transactions and a more informed buyer.

We believe that we may potentially enjoy a halo effect from Harley-Davidson’s advertising as not all young new buyers will purchase new motorcycles. Our extension into the “metric” brands (Honda, Yamaha, Kawasaki, Suzuki, etc.) essentially doubles the available market and is a natural extension as these vehicles are often sold or traded for Harley-Davidson vehicles. The metric market and dealer profile closely mirror that of the Harley-Davidson market although it is more highly fragmented. In addition, many of the metric dealers also retail ATVs, UTVs, snowmobiles and personal watercraft providing the next organic product extension leveraging existing dealer relationships.

Our Growth Strategy

We intend to transform the way recreational vehicles are bought and sold and thereby significantly grow our business and gain market share by targeting the large number of private consumer peer to peer transactions driven by listing only sites such as Craigslist. Management estimates the market for annual used motorcycle sales today at approximately 800,000 units sold, or approximately $7.5 billion of sales. Management believes approximately 50% or more of these transactions are completed on a peer to peer basis. We believe these transactions are highly inefficient and consumers view the process as cumbersome. Our online consumer direct sourcing strategy, wherein we make a cash offer to a consumer or dealer utilizing our website or mobile application allows us to deliver value pricing on our vehicles for sale. We believe our large-scale inventory of vehicles for sale, coupled with our online platform, transparent selling process, certified and reconditioned vehicles and ability to offer financing and ancillary products provides a unique customer experience as compared to current alternatives when purchasing a vehicle. We believe we can aggressively drive RumbleOn brand recognition and awareness at a relatively low expense by utilizing digital, social media and guerrilla marketing techniques, as there are few national competitors and consumers are very brand focused and loyal. For example, approximately 15 key motorcycle events, such as Daytona Bike Week and the Sturgis Bike Rally attract millions of attendees annually, many of whom are both motorcycle enthusiasts and Harley-Davidson consumers. We intend to have a significant presence at these events, with onsite advertising and sales facilities to build brand awareness. In addition, we anticipate engaging with or sponsoring motorcycle groups, providing us a targeted audience to which to market RumbleOn and showcase the ease with which they can buy, sell, or trade motorcycles. Once motorcycle enthusiasts have sampled our website, we believe the unique experience will be compelling and drive organic growth. Over time, management believes we will build a proprietary database of customers and their interests, which will facilitate customer retention and cross sell activities.

Our Market

We operate in a market with significant scale and breadth of products. The Motorcycle Industry Council estimates that in 2014, 9.2 million people owned 10.1 million motorcycles in the United States. 87% of these were on-highway models, our initial targeted segment. According to the Powersports Business 2016 Market Data Book, or the 2016 Market Datebook, used motorcycle registrations were 1.1 million units in 2015 with new unit sales of approximately 573,000 or approximately $7 billion in new vehicle sales. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts. According to the Motorcycle Industry Council, in 2014 the median owner age was 47 years with a median income of $62,200 which is approximately 10% above the United States’ average. The dealer market is fragmented with an estimated 4,600 retail outlets authorized to sell new motorcycles, scooter, and all-terrain vehicles.

The ATV, UTV/side-by-side, snowmobile and personal watercraft vehicle, or PWC, markets, are a logical next extension for our platform, as there is significant overlap in the motorcycle dealer base with dealers of these products. According to data from Power Product Marketing and the 2016 Market Data Book, there were approximately 630,000 sales of ATV/UTV/Side-by-sides in 2015. There are approximately 1.2 million snowmobiles registered in the United States (another 600,000 in Canada) and in 2016, approximately 95,000 snowmobiles were sold in the United States and Canada. Lastly, according the National Marine Manufacturers Association and the Personal Watercraft Industry Association, in 2015 there were more than 54,000 new PWCs sold in the United States and there are currently approximately 1.2 million PWCs registered in the United States.

As we look to further extend the platform, the two largest adjacent segments are represented by the recreational boating and recreational vehicle (motor vehicle or trailer equipped with living space and amenities found in a home) industries. According to the National Marine Manufacturers Association, there were approximately 15.7 million recreational boats in the United States in 2014, and there were approximately 940,000 sales of pre-owned boats in 2014. Correspondingly, the Recreational Vehicle Industry Association estimates that currently more than 8.9 million households own an RV and in 2017 there will be over 470,000 shipments of RVs from manufacturers to dealers.

Competition

We face competition in all our business segments. The United States used recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in used vehicle retailing will include our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our online platform including our website and mobile application and our ability to make a cash offer to purchase a vehicle or offer listing alternatives coupled with our customer-friendly sales process and our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to appraise and purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles allowing us to offer value-oriented pricing.  We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We will compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.

Seasonality

Historically, the industry has been seasonal with traffic and sales strongest in the spring and summer quarters which tracks closely with the timing of regional riding seasons.  Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season.

Key Operation Metrics

As our business expands we will regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost used vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings.

	Three-Months Ended September 30,		Nine- Months Ended September 30,
	2017	2016	2017	2016
Units sold:
Consumer	106	-	106	-
Dealer	165	-	175	-
Auction	42	-	42	-
	313	-	323	-
Number of Dealers	3	-	3	-
Average monthly unique users	71,180	-	42,670	-
Inventory units available on website	588	-	588	-
Average days to sale	39	-	38	-
Total average gross margin per unit$	$ 760	$-	$736	$-

Units Sold

We define units sold as the number of used vehicles sold to consumers, dealers and at auctions in each period, net of returns under our three-day return policy. We view units sold as a key measure of our growth for several reasons. First, units sold is the primary driver of our revenue and, indirectly, gross profit, since unit sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, growth in units sold increases the base of available customers for referrals and repeat sales. Third, growth in units sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

Number of Dealers

Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with dealer partners who we refer to as either Select or Appraisal Dealers. We utilize these dealer partners in the acquisition of motorcycles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, and dealer partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. We choose Select or Appraisal Dealers based on their geographic location and abilities as a dealer. As Select and Appraisal Dealers are added throughout the U.S. the cost and time associated with distribution programs will be significantly reduced as the pickup and delivery of motorcycles will become more localized thus lower shipping costs and reduce the average days to sale for vehicles.

Average Monthly Unique Users

We define a monthly unique user as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique users as the sum of monthly unique users in a given period, divided by the number of months in that period. We view average monthly unique users as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.

Inventory Units Available on Website

We define inventory units available on Website as the number of vehicles listed for sale on our website on the last day of a given reporting period. Until we reach an optimal pooled inventory level, we view inventory units available as a key measure of our growth. Growth in inventory units available increases the selection of vehicles available to consumers and dealers on a nationwide basis, which we believe will allow us to increase the number of vehicles we sell

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a customer for all used units sold in a period. However, this metric does not include any used units that remain unsold at period end. We view average days to sale as a useful metric due to its impact on used vehicle average selling price. We anticipate that that average days to sale will increase in future periods until we reach an optimal pooled inventory level and fully scale our acquisition and sales channel processes.

Total Average Gross Margin per Unit

We define total average gross margin per unit as the aggregate gross margin in a given period divided by units sold in that period. Total gross margin per unit is driven by sales of used vehicles which, in many cases generates finance and vehicle service contracts revenue. We believe gross margin per unit is a key measure of our growth and long-term profitability.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue is derived from two primary sources: (1) our online marketplace, which is our largest source of revenue and includes: (i) the sale of used vehicles through consumer, dealers and auction sales channels; (ii) online listing and sales fees; (iii) retail merchandise sales; (iv) vehicle financing; and (v) vehicle service contracts; and (2) subscription and other fees.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

See Note 2 – “Summary of Significant Accounting Policies – Revenue Recognition” for a further description of the Company’s revenue recognition.

Used Vehicle Sales

We sell used vehicles through consumer, dealers and auction sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity based on customer demand, market conditions or inventory availability is the greatest at any given time. The number of used units sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory.

Used vehicle sales represent the aggregate sales of used vehicles to consumers and dealers through our website and sales at auctions. We generate gross profit on used vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We expect used vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting used vehicle sales include the number of retail units sold and the average selling price of these vehicles. At this stage of our development, changes in both retail units sold and in average selling price will drive changes in revenue.

The number of used vehicles we sell depends on our volume of website traffic, our inventory selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, with demand for used vehicles reaching the high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter.

Our average retail selling price depends on the mix of vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing.

The number of vehicles sold at auctions are determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company’s overall inventory mix and quantity levels against days to sales targets; and (iii) a need to liquidate those units that do not meet the Company’s quality standards to list or be sold through Rumbleon.com.

Other Sales and Revenue

We generate other sales and revenue primarily through: (i) online listing and sales fees; (ii) retail merchandise sales; (iii) vehicle financing; and (iv) vehicle service contracts.

●
Online Listing and Sales Fees. We charge a non-refundable fee for sellers to list their vehicle on the RumbleOn website. During the listing period, we manage all sales leads, handles all the documentation necessary to complete a sale, accepts a buyer’s trade and provides financing through third-party providers to the potential buyer, if necessary. Upon a successful sale, the seller pays a fee based on the difference between the actual retail sales price of the vehicle sold and the net proceeds agreed to be paid by RumbleOn to the seller when the listing agreement was signed.

●
Retail Merchandise Sales. We sell branded and other merchandise and accessories.

●
Vehicle Financing. Customers can pay for their vehicle using cash or we offer a range of finance options through unrelated third-parties such as banks or credit unions. These third-party providers generally pay us a fee either in a flat amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. We may be charged back for commissions in the event a contract is prepaid, defaulted upon, or terminated.

●
Vehicle Service Contracts. At the time of vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including extended protection plan (“EPP”) products and vehicle appearance protection. EPP products include extended service plans (“ESPs”), which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products.  The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. At that time commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of other sales revenue in the accompanying Condensed Consolidated Statements of Operations and a component of accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

Subscription and other fees

We generate subscription fees from dealer partners under a license arrangement that provides access to our software solution and ongoing support. Select or Appraisal Dealers pay a monthly subscription fee for access to and ongoing support for portions of the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining. Dealers may also be charged an initial software installation and training fee. Dealers do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance.

Cost of Revenue

Cost of revenue is comprised of: (i) cost of vehicle sales and (ii) costs of subscription and other fees.

Cost of vehicle sales to consumers, dealers and auctions, includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consisted of costs incurred to transport the vehicles from the point of acquisition or delivery. Cost of vehicle sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of subscription fee revenue includes the (i) various data feeds from third parties; (ii) hosting of the customer-facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing dealers.

Vehicle Gross Margin

Gross margin is generated on used vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross margins achieved from the consumer, dealer and auction sales channels are different. Units sold to consumers through our website generally have the highest dollar gross margin since the unit is sold directly to the consumer. Vehicles sold to dealers are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross margin. The dollar gross margin on units sold at auction are usually the lowest due to auction fees. Factors affecting gross margin from period to period include the mix of vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross margins increasing or decreasing in any given channel.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses include costs and expenses for compensation and benefits, advertising to consumers and dealers, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses will increase substantially as we continue to execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures. SG&A expenses exclude the costs of inspecting, reconditioning and transportation of vehicles, which are included in cost of sales.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development; (ii) amortization of identifiable intangible assets; and (iii) depreciation of vehicle, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

Interest Expense

Interest expense includes interest incurred on notes payable and other long-term debt, which was used to fund, startup costs and expenses, technology development, inventory, our transportation fleet, property and equipment and the acquisition of NexGen.

Results of Operations

The following table provides our results of operations for the three and nine-month periods ended September 30, 2017 and September 30, 2016, respectively. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the three-months ended September 30,		For the nine-months ended September 30,
	2017	2016	2017	2016
Revenue: Used Vehicle Sales:
Consumer	$1,626,864	$ -	$1,626,864	$-
Dealer	1,745,948	-	1,745,948	-
Auction	171,560	-	253,500	-
Other sales and revenue	134,573	-	134,573	-
Subscription and other fees	27,197	-	100,668	-
Total Revenue	3,706,142	-	3,861,553	-

Cost of revenue	3,478,124	-	3,627,455	-
Selling, General and administrative	2,326,043	36,706	4,690,216	58,135
Depreciation and amortization	129,277	475	302,697	1,425
Total Expenses	5,933,444	37,181	8,620,368	59,560

Operating loss	(2,227,302)	(37,181)	(4,758,815)	(59,560)

Interest expense	90,201	2,878	373,808	7,431

Net loss before provision for income taxes	$(2,317,503)	$(40,059)	$(5,132,623)	$(66,991)

Benefit for income taxes	-	-	-	-

Net loss	$(2,317,503)	$(40,059)	$(5,132,623)	$(66,991)

Results of Operations for the Three and Nine-month periods ended September 30, 2017 and September 30, 2016

Revenue

Online Marketplace

Total revenue for the three and nine-month periods ended September 30, 2017 increased by $3,706,142 and $3,861,553, respectively as compared to the same periods in 2016. The increase in revenue was primarily due to an increase in the number of used vehicles sold to consumers, dealers and at auctions. The increase in unit sales was driven by the launch of the RumbleOn website, expanded inventory selection, enhanced social media, aggressive event marketing efforts, increased brand awareness and customer referrals. We anticipate that unit sales will continue to grow as we expand our units of available inventory, while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building and direct response marketing.

Sales of used vehicles to consumers, dealers and auctions for the three and nine-month periods ended September 30, 2017 increased by $3,544,372 and $3,626,312, respectively as compared to the same periods in 2016. This increase was driven by the sale of 313 and 323 used units to consumers, dealers and at auctions during the three and nine-month period ending September 30, 2017, respectively. The average selling price of the used units sold for the three and nine-month periods ended September 30, 2017 was $11,324 and $11,227, respectively. The average selling price of used units sold will fluctuate from period to period as a result of changes in the sales mix to consumers, dealers and at auctions in any given period. There were no sales of used vehicles to consumers, dealers or auctions for the three and nine-month periods ended September 30, 2016.

Other sales and revenue for the three and nine-month periods ended September 30, 2017 increased by $134,573 as compared to the same periods in 2016. This increase was primarily driven by the increase in retail units sold which led to an increase in loans originated and sold, and vehicle service contracts and retail merchandise sales. There were no online listing and sales fee revenue for the three and nine-month periods ended September 30, 2016.

Subscription and other fees

Subscription and other fee revenue for the three and nine-month periods ended September 30, 2017 increased by $27,197 and $100,668, respectively as compared to the same periods in 2016. There were no subscription or other fee revenue for the three and nine-month periods ended September 30, 2016.

Expenses

Cost of Revenue

Total cost of revenue for the three and nine-month periods ended September 30, 2017 increased by $3,478,124 and $3,627,455, respectively as compared to the same periods in 2016. This increase was driven by the: (i) sale of used units to consumers, dealers and at auctions; and (ii) sale of related products in connection with unit sales to consumers during the three and nine-month period ending September 30, 2017, respectively as compared to the same periods in 2016.

Cost of vehicle sales for the three and nine-month periods ended September 30, 2017 increased by $3,404,480 and 3,489,446, respectively as compared to the same periods in 2016. This increase was driven by the sale of 313 and 323 used units to consumers, dealers and at auctions during the three and nine-month period ending September 30, 2017, respectively as compared to the same periods in 2016. The average cost of the used units sold for the three and nine-month periods ended September 30, 2017 was $10,769 and $10,696, respectively.

Cost of other sales and revenue for the three and nine-month periods ended September 30, 2017 increased by $53,754 as compared to the same periods in 2016. This increase was primarily driven by the increase in units sold to consumers which led to an increase in loans originated and sold, vehicle service contracts.

Cost of subscription and other fee revenue, included the (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing dealers. These costs and expenses are charged to cost of revenue as incurred. Cost of subscription and other fee revenue for the three and nine-month periods ended September 30, 2017 increased by $19,890 and $84,255, respectively as compared to the same periods in 2016.

Selling, General and Administrative

	For the three-months ended September 30,		For the nine-months ended September 30,
	2017	2016	2017	2016
Selling, General and Administrative:
Compensation and related costs	$ 1,028,819	$ -	$ 1,951,911	$ -
Advertising and Marketing	752,017	-	1,060,195	-
Professional Fees	192,041	34,044	724,486	49,017
Technology Development	91,967	-	278,668	-
General and Administrative	261,199	2,662	674,956	9,118
Total Selling, General and Administrative	$2,326,043	$36,706	$4,690,216	$58,135

Selling, general and administrative expenses for the three and nine-month periods ended September 30, 2017 increased by $2,289,337 and $4,632,081, respectively as compared to the same periods in 2016. The increase is a result of the significant expansion of our businesses associated with the launch of our website and mobile application which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement and distribution system, managing our logistics system; (iii) continued investment in technology development; and (iv) other corporate overhead costs and expenses, including legal, accounting, finance, and business development.

Compensation and related costs, which includes all payroll and related costs, including benefits, payroll taxes, and stock-based compensation, for the three and nine-month periods ended September 30, 2017 increased by $1,028,819 and $1,951,911 as compared to the same periods in 2016. The increase was driven by the growth in headcount and related compensation and benefits at our Dallas operations center, and included new hires in our marketing, product and inventory management, accounting, finance, information technology, and administration departments. As our business continues to grow these expenses will increase as we add headcount in all areas of the business.

Advertising and marketing for the three and nine-month periods ended September 30, 2017 increased by $752,017 and $1,060,195 as compared to the same periods in 2016. The increase consists of cost associated with the launch of our website and mobile application, aggressive event marketing and further development of a multi-channel approach to consumers and dealers. We have begun to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets. Our paid advertising efforts include advertisements through search engine marketing, inventory site listing, retargeting, organic referral, display, direct mail and branded pay-per-click channels. We believe our strong consumer and dealer focus ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, we intend to attract new customers through increased media spending and public relations efforts and further investing in our proprietary technology.

Professional fees consist primarily of legal and accounting fees and costs associated with: (i) financing activities; (ii) general corporate matters; (iii) the NextGen acquisition; (iv) the preparation of quarterly and annual financial statements; and (v) the filing of regulatory reports required of the Company for public reporting purposes. Professional fees for the three and nine-month periods ended September 30, 2017 increased by $157,997 and $675,469, respectively as compared to the same periods in 2016. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the: (i) NextGen acquisition; (ii) 2017 Private Placement; (iii) second tranche of 2016 Private Placement; (iv) Senior Secured Promissory Notes; (v) the Offering (as defined below); (vi) our Nasdaq listing; and (vii) various corporate matters resulting from the growth and expansion of the RumbleOn business plan. For additional information, see Note 3 - “Acquisitions,” Note 7 - “Notes Payable,” Note 8 - “Stockholders’ Equity,” and Note 15 - “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses for the three and nine-month periods ended September 30, 2017 increased by $91,967 and $278,668, respectively as compared to the same period in 2016. Total technology costs and expenses incurred for the three and nine-month periods ended September 30, 2017 were $236,400 and $713,766 of which $144,433 and $435,097, respectively were capitalized.  For the three and nine-month periods ended September 30, 2017, a third-party contractor billed $221,400 and $678,766 respectively, of the total technology development costs. The amortization of capitalized technology development costs for the three and nine-month periods ended September 30, 2017 was $89,429 and $219,374, respectively. There were no technology development costs incurred and no amortization of capitalized development costs for the same periods in 2016. Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the term of the arrangement and is not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three and nine-month periods ended September 30, 2017 increased by $258,537 and $665,838 as compared to the same periods in 2016. The increase is a result of the cost and expenses associated with the continued progress made in the development of our business, the establishment of our Dallas operations center and meeting the requirements of being a public company. General and administrative costs and expenses include: (i) insurance; (ii) advisor and various filing fees for equity transactions; (iii) office supplies and process application software; (iv) public and investor relations and (v) travel.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized technology development; (ii) amortization of identifiable intangible assets; and (iii) depreciation of vehicle, furniture and equipment. Depreciation and amortization for the three and nine-month periods ended September 30, 2017 increased by $131,128 and $303,598, respectively, as compared to the same period in 2016. The increase in depreciation and amortization is a result of the investments made in connection with the expansion and growth of the business which for the three and nine-month periods ended September 30, 2017 included: (i) capitalized technology acquisition and development costs of $144,433 and $435,097, respectively; and (ii) the purchase of vehicles, furniture and equipment of $106,587 and $600,175, respectively. For the three and nine-month periods ended September 30, 2017 amortization of: (i) capitalized technology development was $89,429 and $219,374, respectively; (ii) amortization of identifiable intangible was $11,250 and $33,750, respectively; and (iii) depreciation and amortization on vehicle, furniture and equipment was $28,598 and $49,573, respectively. Depreciation and amortization on furniture and equipment for the same periods in 2016 was $475 and $1,425, respectively.

Interest Expense

Interest expense consists of interest on the: (i) BHLP Note; (ii) NextGen Note; (iii) Private Placement Notes; and (iv) Senior Secured Promissory Notes. Interest expense for the three and nine-month periods ended September 30, 2017 increased by $87,323 and $366,377, respectively, as compared to the same periods in 2016. The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the conversion of the BHLP Note; (iii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iv) the amortization of the original issue discount on the Senior Secured Promissory Notes. The conversion of the BHLP Note resulted in a $196,076 charge to interest expense for the remaining balance of the beneficial conversion feature, net of deferred taxes and is included in interest expense for the nine-month period ended September 30, 2017. Interest expense on the Private Placement Notes for the three and nine-month periods ended September 30, 2017 was $94,855 and $183,943, respectively which included $41,979 and $81,603 of debt discount amortization for the three and nine-month periods ended September 30, 2017, respectively. Interest expense on the NextGen Notes for the three and nine-month periods ended September 30, 2017 was $21,370 and $54,849 respectively. Interest expense on the Senior Secured Promissory Notes for the three and nine-month periods ended September 30, 2017 was $15,925 which included $10,274 of original issue discount amortization. For additional information, see Note 7 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine-month period ended September 30, 2017 and 2016:

	Nine-months ended September 30,
	2017	2016
Net cash used in operating activities	$(4,389,128)	$(62,116)
Net cash used in investing activities	(1,785,272)	-
Net cash provided by financing activities	5,480,040	63,358
Net change in cash	$(694,360)	$1,242

Operating Activities

Net cash used in operating activities increased $4,327,012 to $4,389,128 for the nine-month period ended September 30, 2017, as compared to the same period in 2016. The increase in net cash used is primarily due to a $5,065,632 increase in our net loss offset by an increase in the net change operating assets and liabilities of $138,153 and a $876,775 increase in non-cash expense items. The increase in the net loss for the nine-month period ended September 30, 2017 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, continue development of the Company’s business and for working capital purposes.

Investing Activities

Net cash used in investing activities increased $1,785,272 for the nine-month period ended September 30, 2017, as compared to the same period in 2016. The increase in cash used for investment activities was primarily for the purchase of NextGen, $435,097 in costs incurred for technology development and the purchase of $600,175 of vehicles, furniture and equipment.

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

Financing Activities

Net cash provided by financing activities increased $5,416,681 to $5,480,040 for the nine-month period ended September 30, 2017, compared with net cash provided by financing activities of $63,358 for the same period in 2016. This increase is primarily a result of the: (i) 2017 Private Placement of $2,630,000 in Class B Common Stock at a price of $4.00 per share; (ii) second tranche of the 2016 Private Placement of $683,040 in Class B Common Stock and $667,000 in promissory notes; and (iii) Senior Secured Promissory Notes proceeds of $1,500,000. Proceeds from the 2017 Private Placement, the second tranche of the 2016 Private Placement and the Senior Secured Promissory Notes were used to complete the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, continue development of the Company’s business and for working capital purposes.

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

On September 5, 2017 the Company executed Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 (“Principal Amount”), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Notes, net of original issuance discount, was $1,500,000. The Notes are secured by an interest in all the Company’s Collateral, as such term is defined in the Notes. The Notes mature on September 15, 2018 and bear interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest is payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Notes shall become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon may be prepaid by the Company at any time prior to the Maturity Date without premium or penalty upon five days prior written notice to the Noteholder. If the Company consummates in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the Noteholders may require the Company to prepay the Notes on thirty (30) days prior written notice to the Company. The original issue discount is amortized to interest expense until the scheduled maturity of the Notes in September 2018 using the effective interest method. The effective interest rate at September 30, 2017 was 10.0%. Interest expense on the Notes for the three and nine-month periods ended September 30, 2017 was $15,925 which included $10,274 of original issue discount amortization. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the Offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. For additional information, see Note 8 - “Stockholders Equity” and Note 15 – “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Investment in Growth

As of September 30, 2017, the Company had a total of $656,220 in available cash. Our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and there is no guarantee that we will be able to realize the return on our investments. Since inception, we have financed our cash flow requirements through debt and equity financing and on October 23, 2017, the Company completed a public offering of 2,910,000 shares of Class B common stock at a public offering price of $5.50 per share (the "Offering") and received approximately $14,500,000 in proceeds, net of underwriting discounts and commissions and offering expenses. The Company used $1,661,075 of the net proceeds of the Offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000 plus accrued interest and intend to use the remaining net proceeds of the Offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business. Also, on November 2, 2017, we entered into a floor plan line of credit through our subsidiary, RMBL Missouri, LLC, in the amount of $2,000,000. For additional information on the Offering and floor plan line of credit, see Note 15 – “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements. However, our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We routinely evaluate our estimates based on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. During the nine-month period ended September 30, 2017, we did not experience any significant changes in estimates or judgments inherent in the preparation of our financial statements. A summary of our significant accounting policies is contained in Note 1 to our financial statements included in our 2016 Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits

Exhibit No.	Description
10.1	Form of Senior Secured Promissory Note, dated September 5, 2017 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed September 11, 2017).
10.2
Amendment to Amended and Restated Stockholders’ Agreement of RumbleOn, Inc., dated September 29, 2017 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on October 5, 2017).

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

RumbleOn, INC.

Date: November 9, 2017	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)