Form 10-K
period 2017-12-31
RumbleON, Inc.
filed 2018-02-27
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(704) 448-5240
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $18.0 million.

The number of shares of Class B Common Stock, $0.001 par value, outstanding on February 23, 2018 was 11,928,541 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on February 23, 2018.

RUMBLEON, INC.

Table of Contents to Annual Report on Form 10-K
for the Year Ended December 31, 2017

PART IV

Item 15.	Exhibits, Financial Statement Schedules	46
Item 16.	Form 10-K Summary	47

PART I

Item 1.
Business.

Overview

RumbleOn, Inc., a Nevada corporation, operates a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location. Our goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. Our initial focus is the market for vin specific pre-owned vehicles with an initial emphasis on motorcycles and other powersports.

In this Annual Report on Form 10-K (this “Form 10-K”), we refer to RumbleOn, Inc., formerly Smart Server, Inc., as “RumbleOn,” “RMBL,” the “Company,” “we,” “us,” and “our,” and similar words.

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with our regional partners, consisting of dealers and auctions. We utilize regional partners in the acquisition of pre-owned vehicles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, while our regional partners earn incremental revenue and enhance profitability through increased sales and fees from inspection, reconditioning and distribution programs.

Our business model is driven by a technology platform we acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built, for large multi-national clients, a number of dealer and, what we believe to be, high quality applications solutions.

Our business combines a comprehensive online buying and selling experience with a vertically-integrated supply chain solution that allows us to buy and sell high quality vehicles to and from consumers and dealers transparently and efficiently at a value-oriented price. Using our website or mobile application, consumers and dealers can complete all phases of a pre-owned vehicle transaction. Our online buying and selling experience allows consumers to:

●
Sell us a vehicle. We address the lack of liquidity available in the market for a cash sale of a vehicle by consumers and dealers through our cash offer to buy program. Dealers and consumers can sell us a vehicle independent of a purchase. Using our free and simple appraisal tool, consumers and dealers can receive a haggle-free, guaranteed 3-day firm cash offer for their pre-owned vehicle within minutes and, if accepted, receive prompt payment. Our cash offer to buy is based on the use of extensive pre-owned retail and wholesale vehicle market data. When a consumer accepts our offer, we ship their vehicles to our closest regional partner where the vehicle is inspected, reconditioned and prepared for pending sale. We believe buying pre-owned vehicles directly from consumers is the primary driver of our source of supply for sale and a key to our ability to offer competitive pricing to buyers. By being one of the few online sources for consumers to receive cash for their vehicle, we have a significant opportunity to buy product at a lower cost since dealer and auction markup is eliminated from these consumer purchases. In addition, we believe our willingness to provide cash offers and purchase a customer’s vehicle sight unseen, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for vehicles.

●
Purchase a pre-owned vehicle. Our 100% online marketplace approach to retail consumer and dealer distribution addresses the many issues currently facing the consumer and dealer distribution marketplace for pre-owned vehicles, a marketplace we believe is primed for a disruptive change. We believe the issues facing the marketplace include: (i) heavy use of inefficient listing sites, (ii) a highly fragmented dealer network; (iii) a limited selection of high quality pre-owned vehicles for sale; (iv) negative consumer perception of the current buying experience; and (v) a massive consumer shift to online retail. We offer consumers and dealers a large selection of pre-owned vehicles at a value-oriented price that can be purchased in a seamless transaction in minutes. In addition to a transparent buying experience, our no haggle pricing, coupled with an inspected, reconditioned and certified vehicle, backed by a fender-to-fender warranty and a 3-day money back guarantee, addresses consumer dissatisfaction with the current buying processes in the marketplace. As of December 31, 2017, including vehicles of our dealer partners, we have 751 pre-owned vehicles listed for sale on our website, where consumers can select and purchase a vehicle, including arranging financing, directly from their desktop or mobile device. Selling pre-owned vehicles to consumers and dealers is the key driver of our business.

●
Finance a purchase. Customers can pay for their vehicle using cash or we will provide a range of finance options from unrelated third parties such as banks or credit unions. Customers fill out a short online application form, and, if approved, apply the financing to their purchase.

●
Protect a purchase. Customers have the option to protect their vehicle with unrelated third-party branded Extended Protection Plans (“EPPs”) and vehicle appearance protection products as part of our online checkout process. EPPs include extended service plans which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection, which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance.

To enable a seamless consumer and dealer experience, we are building a vertically-integrated pre-owned vehicle supply chain marketplace, supported by proprietary software systems and data which include the following attributes:

●
Vehicle sourcing and acquisition. We acquire virtually all of our pre-owned vehicle inventory directly from consumers and dealers. Using pre-owned retail and wholesale vehicle market data obtained from a variety of internal and external data sources, we evaluate a significant number of vehicles daily to determine their fit with consumer demand, internal profitability targets and our existing inventory mix. The supply of pre-owned vehicles is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate pre-owned vehicles; and the number of pre-owned vehicles sold or remarketed through our consumer and dealer channels. Based on the large number of vehicles remarketed each year, consumer acceptance of our cash offer to buy, and the large size of the United States market relative to our needs, we believe that sources of pre-owned vehicles will continue to be sufficient to meet our current and future needs.

●
Inspection, reconditioning and logistics. After acquiring a vehicle, we transport it to one of our closest regional partners who are paid to perform an inspection and to recondition the vehicle to meet “RumbleOn Certified” standards. High quality photographs are then taken, the vehicle is listed for sale on Rumbleon.com and the regional partner stores the vehicle pending delivery to the buyer. This process is supported by a custom pre-owned vehicle inventory management system, which tracks vehicles through each stage of the inspection, reconditioning and logistic process. The ability to leverage and provide a high margin source of incremental revenue to the existing network of regional partners in return for providing inspection, reconditioning, logistics and distribution support reduces our need for any significant investment in retail or reconditioning facilities.

Corporate History

RumbleOn, Inc. was originally incorporated in the State of Nevada in October 2013 as a development stage company under the name Smart Server, Inc. In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 5,475,000 shares of common stock of the Company from the prior owner of such shares pursuant to an Amended and Restated Stock Purchase Agreement, dated July 13, 2016. The shares acquired by Berrard Holdings represented 99.5% of the Company’s issued and outstanding shares of common stock. Steven Berrard, a director and our Chief Financial Officer, has voting and dispositive control over Berrard Holdings. The aggregate purchase price of the shares was $148,141. In addition, at the closing, Berrard Holdings loaned the Company, and the Company executed a promissory note, in the principal amount of $191,858 payable to Berrard Holdings. Effective August 31, 2017, the note was amended to increase the principal amount by $5,500 to $197,358 in aggregate amount payable to Berrard Holdings.

In October 2016, Berrard Holdings sold an aggregate of 3,312,500 shares of the Company’s common stock to Marshall Chesrown, our Chairman of the Board and Chief Executive Officer, and certain other purchasers. The 2,412,500 shares acquired by Mr. Chesrown represented 43.9% of the Company’s issued and outstanding shares of common stock. The remaining shares owned by Berrard Holdings after giving effect to the transaction represented 39.3% of the Company’s issued and outstanding shares of common stock.

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

On January 8, 2017, the Company entered into an Asset Purchase Agreement (the “NextGen Agreement”) with NextGen, Halcyon Consulting, LLC (“Halcyon”), and members of Halcyon signatory thereto (“Halcyon Members,” and together with Halcyon, the “Halcyon Parties”) pursuant to which NextGen agreed to sell to the Company substantially all of the assets of NextGen in exchange for a payment of approximately $750,000 in cash, the issuance to NextGen of 1,523,809 unregistered shares of Company common stock (the “Purchaser Shares”), the issuance of a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the “Acquisition Note”) and the assumption by the Company of certain specified post-closing liabilities of NextGen under the contracts being assigned to the Company as part of the transaction (the “NextGen Acquisition”). On February 8, 2017, the Company assigned to NextGen Pro, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“NextGen Pro”), the right to acquire NextGen’s assets and liabilities (but not any other rights or obligations under the NextGen Agreement).

On January 9, 2017, the Company’s Board of Directors (the “Board”) and stockholders holding 6,375,000 of the Company’s issued and outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) to change the name Smart Server, Inc. to RumbleOn, Inc. and to create an additional class of Company common stock. The Certificate of Amendment became effective on February 13, 2017 (the “Effective Date”), after the notice and accompanying Information Statement describing the amendment was furnished to non-consenting stockholders of the Company in accordance with Nevada and Federal securities law.

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the “Authorized Common Stock”), including 6,400,000 issued and outstanding shares of common stock (the “Outstanding Common Stock,” and together with the Authorized Common Stock, the “Common Stock”). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the “Class A Common Stock”), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of Class A Common Stock are entitled to 10 votes per share of Class A Common Stock issued and outstanding and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock were deemed Class B Common Stock (the “Class B Common Stock”), which Class B Common Stock are identical to the Class A Common Stock in all respects, except that holders of Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding.

On January 9, 2017, the Company’s Board and stockholders holding 6,375,000 of the Company’s issued and outstanding shares of common stock approved the issuance to (i) Mr. Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Mr. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard.

Also, on February 8, 2017 (the “Closing Date”), RumbleOn and NextGen Pro completed the NextGen Acquisition in exchange for approximately $750,000 in cash, the Purchaser Shares, the Acquisition Note, and the other consideration described above. The Acquisition Note matures on the third anniversary of the Closing Date (the “Maturity Date”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the Closing Date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the Closing Date through the Maturity Date. The Company’s obligations under the Acquisition Note are secured by substantially all the assets of the NextGen Pro pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of the Closing Date. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all of the Company’s obligations under the Acquisition Note.

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement. The purchasers were issued 1,161,920 shares of Class B Common Stock and notes in the aggregate principal amount of $667,000, (the “Private Placement Notes”), in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000.

Also on March 31, 2017, we completed the sale of 620,000 shares of Class B Common Stock, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in a private placement offering, (the “2017 Private Placement.”) We sold an additional 37,500 shares of Class B Common Stock in connection with the 2017 Private Placement on April 30, 2017. Our officers and directors acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of our website, acquire vehicle inventory, continue development of our platform, and for working capital purposes.

On October 23, 2017, the Company completed an underwritten public offering (the “2017 Public Offering”) of 2,910,000 shares of the Company’s Class B Common Stock at a price of $5.50 per share for net proceeds to the Company of approximately $14.5 million. In connection with the 2017 Public Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol “RMBL.”

Our Strategy

RumbleOn’s strategy is to provide a 100% online supply chain marketplace solution for the retail distribution of pre-owned vehicles to consumers and dealers, while providing regional partners access to software solutions and services allowing them to earn incremental revenue and enhance profitability through increased sales leads, and fees earned from inspection, reconditioning and distribution programs. The recognition of the need for the RumbleOn solutions is the result of our management team gaining a clear understanding of the key drivers of complete supply chain solutions to create a different and disruptive way to both acquire and distribute pre-owned vehicles online from their deep experience in the automotive sector with disruptive businesses such as: AutoNation™, Auto America™, and Vroom™. We believe that there is a significant opportunity to disrupt the pre-owned marketplace in powersports and recreational vehicles as it suffers from many of the same negative consumer sentiments and dealer practices that existed in the automotive sector prior to the advent of and the significant influx of new entrants with improved business models. In addition, the powersports and recreation vehicle segment lacks the significant competition that exists in the automotive sector due to its fragmented dealer network, relative size and the niche nature of its products. Management believes consumers prefer to transact through a well-designed simple online/mobile solution, with a broad selection of pre-owned vehicles at highly competitive prices. RumbleOn applications provide a cash offer financing options and logistics/delivery solutions designed to provide an exceptional consumer experience. We intend to replicate and improve upon the positive attributes of the various “Sell us your car” and other related programs that have proven successful in automotive retail for entities such as AutoNation™, CarMax™, Carvana™, Vroom™ and others.

RumbleOn’s regional partner strategy is focused on creating a synergistic relationship wherein regional partners have the ability to leverage the RumbleOn online marketplace and partner services offerings to drive increased revenue through the purchase or sale of pre-owned vehicles via the online marketplace platform and the ability to earn fees from inspection, reconditioning and distribution programs. Regional partners have the ability to show the complete RumbleOn vehicle inventory on their website and have access to preferred pricing on the acquisition of vehicles. We intend to add additional regional partners to our network and we are currently in discussions with a number of other potential partners regarding joining the network. We believe that our operations, designed to be both capital and infrastructure light, will leverage the regional partner network to provide inspection, reconditioning and distribution, thus minimizing the number of warehouse locations, reconditioning centers and logistics facilities we operate. We plan to primarily operate a centralized headquarter, call center, and limited number of strategically located warehouses as needed.

RumbleOn’s initial focus was on pre-owned Harley-Davidson motorcycles as it provided a targeted, identifiable segment to establish the functionality of the platform and the RumbleOn brand. Harley-Davidson is a highly regarded and dominant brand (representing approximately 50% market share of new 601cc+ on-road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) in the motorcycle market, with a base of over three million pre-owned motorcycles registered for use in the United States. According to Harley-Davidson, as disclosed in their 2017 investor meeting presentation, and management estimates, each year approximately 400,000 pre-owned Harley-Davidsons are sold, with Harley-Davidson dealers selling approximately 125,000 units, 250,000 units sold in private consumer and independent dealer transactions, and 25,000 sold via other means. As our business has evolved we have expanded into other powersports and recreational vehicle with a strong emphasis on the “metric” brands of motorcycles (Honda, Yamaha, Kawasaki, Suzuki, etc.) which essentially doubles the available market and is a natural extension as these vehicles are often sold or traded for Harley-Davidson vehicles. The metric market and dealer profile closely mirror that of the Harley-Davidson market although it is more highly fragmented and the average pre-owned vehicle selling price is less than a pre-owned Harley Davidson. In addition, many of the metric dealers also retail other powersport vehicles including ATVs, UTVs, snowmobiles and personal watercraft providing RumbleOn an opportunity for product extensions by leveraging existing regional partner relationships.

Our Growth Strategy

We intend to transform the way pre-owned vehicles are bought and sold and thereby significantly grow our business and gain market share by targeting the large number of private consumer transactions driven by listing only sites such as Craigslist. Management believes a significant number of pre-owned vehicle transactions are completed on a peer to peer basis. We believe these transactions are highly inefficient and consumers view the process as cumbersome. Our online consumer direct sourcing strategy, wherein we make a cash offer to a consumer or dealer utilizing our website or mobile application allows us to deliver value pricing on our vehicles for sale. We believe our large-scale inventory of pre-owned vehicles for sale, coupled with our 100% online marketplace platform, transparent selling process, certified and reconditioned pre-owned vehicles and ability to offer financing and ancillary products provides a unique customer experience as compared to current alternatives when purchasing a pre-owned vehicle. We believe we can aggressively drive RumbleOn brand recognition and awareness at a relatively low expense by utilizing digital, social media and guerrilla marketing techniques, as there are few national competitors and consumers are very brand focused and loyal. For example, approximately 15 key motorcycle events, such as Daytona Bike Week and the Sturgis Bike Rally, attract millions of attendees annually, many of whom are motorcycle and other powersport and recreational vehicle enthusiasts. We intend to have a significant presence at these type of events, with onsite advertising and sales facilities to build brand awareness. In addition, we anticipate engaging with or sponsoring powersport groups, providing us a targeted audience to which to market RumbleOn and showcase the ease with which they can buy, sell, or trade a vehicle online. Once powersports and recreational vehicle enthusiasts have sampled our website, we believe the unique experience will be compelling and drive organic growth. Over time, management believes we will build a proprietary database of customers and their interests, which will facilitate customer retention and cross sell activities.

Our Market

We currently operate in the powersports and recreational vehicle market with significant scale and breadth of products. The Motorcycle Industry Council estimates that in 2014, 9.2 million people owned 10.1 million motorcycles in the United States. 87% of these were on-highway models, our initial targeted segment. According to the Powersports Business 2016 Market Data Book, or the 2016 Market Data book, pre-owned motorcycle registrations were 1.1 million units in 2015 with new unit sales of approximately 573,000 or approximately $7 billion in new vehicle sales. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts. According to the Motorcycle Industry Council, in 2014 the median owner age was 47 years with a median income of $62,200 which is approximately 10% above the United States’ average. The dealer market is fragmented with an estimated 10,000 outlets authorized to sell powersports and recreation vehicles that include new and pre-owned motorcycles, scooter, and all-terrain vehicles.

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

Competition

The United States pre-owned powersports and recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and pre-owned vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in pre-owned vehicle retailing includes our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our 100% online marketplace platform including our website and mobile application and our ability to make a cash offer to purchase a vehicle with our customer-friendly sales process and our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to make a cash offer to purchase a customer’s vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles allowing us to offer value-oriented pricing. We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We will compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.

Seasonality

Historically, the industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season.

Intellectual Property and Proprietary Rights

Our brand image is a critical element of our business strategy.  As of December 31, 2017, we have a trademark registration for “RumbleOn” and various applications pending with the U.S. Patent and Trademark Office.

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

State Motor Vehicle Sales, Advertising and Brokering Laws

The advertising and sale of new or pre-owned motor vehicles is highly regulated by the states in which we do business. Although we do not anticipate selling new vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to dealers or to the manner in which powersports and recreational vehicles are advertised and sold generally are directly applicable to our business. If our products and services are determined to not comply with relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of dealers in our network, which would affect our future growth.

Several states have laws and regulations that strictly regulate or prohibit the brokering of motor recreational vehicles or the making of so-called “bird-dog” payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of such laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, such a determination could subject us to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.

In addition to generally applicable consumer protection laws, many states in which we may do business either have or may implement laws and regulations that specifically regulate the advertising for sale of new or pre-owned powersports and recreational vehicles. These state advertising laws and regulations may not be uniform from state to state, sometimes imposing inconsistent requirements on the advertiser of a new or pre-owned recreational vehicle. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, such allegations, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements, and could interfere with our ability to continue providing our products and services in certain states.

Federal Advertising Regulations

The Federal Trade Commission (“FTC”), has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

Federal Antitrust Laws

The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we may obtain from dealers may be sensitive and, if disclosed inappropriately, could potentially be pre-owned by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network.

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

Employees

As of December 31, 2017, we had approximately 40 employees all of which are full-time.

Available Information

Our Internet website is www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A.
Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our common stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Business

We have a limited operating history and we cannot assure you we will achieve or maintain profitability.

Our business model is unproven, and we have a limited operating history. We are only in the initial development stage of our business. We expect to make significant investments in the further development and expansion of our business and these investments may not result in the successful development, operation, or growth of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for a number of reasons, including a lack of demand for our products and services, increasing competition, weakness in the powersports, and recreational vehicle industries generally, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors relating to the development and operation of our business. Accordingly, we may not be able to successfully develop and operate our business, generate revenue, or achieve or maintain profitability.

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

●
a shift in the mix and type of vehicles we sell which could result in lower sales price and lower gross profit;

●
weather, which may impact the ability or desire for potential end customers to consider whether they wish to own a powersports and recreational vehicle;

●
the timing and cost of, and level of investment in, development activities relating to our software development and services, which may change from time to time;

●
our ability to attract, hire and retain qualified personnel;

●
expenditures that we will or may incur to acquire or develop additional product and service offerings;

●
future accounting pronouncements or changes in our accounting policies; and

●
the changing and volatile U.S., European and global economic environments.

If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price of our Class B Common Stock could decline substantially. Furthermore, any annual or quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

The initial development and progress of our business to date may not be indicative of our future growth prospects and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

We expect that, in the future, as our revenue increases, our rate of growth will decline. In addition, we will not be able to grow as fast or at all if we do not accomplish the following:

●
maintain and grow our regional partner network;

●
increase the number of users of our products and services, and in particular the number of unique visitors to our website and our branded mobile applications;

●
increase the number of transactions between our users and both RumbleOn and our regional partners;

●
introduce third party ancillary products and services;

●
acquire sufficient number of pre-owned vehicles at attractive cost; and

●
sell sufficient number of pre-owned vehicles at acceptable prices.

We may not successfully accomplish any of these objectives. We plan to continue our investment in future growth. We expect to continue to expend substantial financial and other resources on:

●
marketing and advertising;

●
product and service development; including investments in our website, business processes, infrastructure, inventory, product and service development team and the development of new products and services and new features for existing products; and

●
general administration, including legal, accounting and other compliance expenses related to being a public company.

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

The failure to develop and maintain our brand could harm our ability to grow unique visitor traffic and to expand our regional partner network.

Developing and maintaining the RumbleOn brand will depend largely on the success of our efforts to maintain the trust of our users and dealers and to deliver value to each of our users and dealers. If our potential users perceive that we are not focused primarily on providing them with a better pre-owned vehicle buying experience, our reputation and the strength of our brand will be adversely affected.

Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users’ and dealers’ confidence in and the use of our products and services and adversely affect our brand. There can be no assurance that we will be able to develop, maintain or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected.

We depend in part on Internet search engines and social media such as Google™, Bing™, and Facebook™ to drive traffic to our website. For example, when a user searches the internet for a particular type of powersports or recreational vehicle, we will rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors’ Internet search engine and social media efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines or social media companies modify their search algorithms or display technologies in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide recreation vehicle dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

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

We may be unable to maintain or grow relationships with information data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and regional partners as well as adversely affect the timeliness of such information and may impair our ability to attract or retain consumers and our regional partners and to timely invoice all parties.

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

If we are unable to provide a compelling powersport or recreation vehicle buying experience to our users, the number of transactions between our users, RumbleOn and dealers will decline, and our revenue and results of operations will suffer harm.

We cannot assure you that we are able to provide a compelling vehicle buying experience to our users, and our failure to do so will mean that the number of transactions between our users, RumbleOn and dealers will decline, and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling powersport and recreation vehicle buying experience is subject to a number of factors, including:

●
our ability to launch new products that are effective and have a high degree of consumer engagement; and

●
compliance of the dealers and regional auctions within our network with applicable laws, regulations and the rules of our platform.

If key industry participants, including powersports and recreation vehicle dealers and regional auctions, perceive us in a negative light or our relationships with them suffer harm, our ability to operate and grow our business and our financial performance may be damaged.

We anticipate that we will derive a significant portion of our revenue from fees paid by existing powersports and recreation vehicle dealers for dealer services we may provide them. In addition, we intend to utilize a select set of regional partners to perform services for our benefit, including, among other things, vehicle reconditioning, vehicle storage and vehicle photography. If our relationships with our network of regional partners suffer harm in a manner that leads to the departure of these regional partners from our network, then our ability to operate our business, grow revenue, and lower our costs will be adversely affected.

We cannot assure you that we will maintain strong relationships with the regional partners in our network or that we will not suffer partner attrition in the future. We may also have disputes with regional partners from time to time, including relating to the collection of fees from them and other matters. We may need to modify our products, change pricing or take other actions to address regional partner concerns in the future. If we are unable to create and maintain a compelling value proposition for regional partners to become and remain in our network, our network will not grow and may begin to decline. If a significant number of these regional partners decided to leave our network or change their financial or business relationship with us, then our business, growth, operating results, financial condition and prospects could suffer. Additionally, if we are unable to attract regional partners to our network, our growth could be impaired.

The growth of our business relies significantly on our ability to increase the number of regional partners in our network such that we are able to increase the number of transactions between our users and regional partners. Failure to do so would limit our growth.

Our ability to grow the number of regional partners in our network is an important factor in growing our business. We are a new participant in the powersport and recreational vehicle industry, our business may be viewed in a negative light by powersports and recreation vehicle dealerships, and there can be no assurance that we will be able to maintain or grow the number of regional partners in our network.

Our ability to grow our complementary product offerings may be limited, which could negatively impact our development, growth, revenue and financial performance.

As we introduce or expand additional offerings for our platform, such as recreation vehicle trade-ins, lead management, transaction processing, financing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish such new product offerings, we may incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers or dealers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.

We rely on third-party financing providers to finance a portion of our customers’ vehicle purchases.

We rely on third-party financing providers to finance a portion of our customers’ vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We provide financing to qualified customers through a number of third-party financing providers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations. We rely on third-party providers to supply EPP products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third-parties. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.

Our sales of powersports/recreation vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned powersports and recreational vehicles and excess supply of new powersports and recreational vehicles.

We believe when prices for pre-owned powersports and recreational vehicles have declined, it can have the effect of reducing demand among retail purchasers for new powersports and recreational vehicles (at or near manufacturer’s suggested retail prices). Further, the manufacturers of powersports and recreational vehicles can and do take actions that influence the markets for new and pre-owned powersports and recreational vehicles. For example, introduction of new models with significantly different functionality, technology or other customer satisfiers can result in increased supply of pre-owned powersports and recreational vehicles, and a corresponding decrease in price of pre-owned powersports and recreational vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new powersports and recreational vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new powersports and recreational vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned powersports and recreational vehicles.

We rely on a number of third parties to perform certain operating and administrative functions for the Company.

We rely on a number of third parties to perform certain operating and administrative functions for us. We may experience problems with outsourced services, such as unfavorable pricing, untimely delivery of services, or poor quality. Also, these third parties may experience adverse economic conditions due to difficulties in the global economy that could lead to difficulties supporting our operations. In light of the amount and types of functions that we will outsource, these service provider risks could have a material adverse effect on our business and results of operations.

We participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from companies that provide listings, information, lead generation, and powersports and recreation vehicle buying services designed to reach consumers and enable dealers to reach these consumers. We will compete for a share of overall powersports and recreation vehicle purchases as well as powersport and recreation vehicle dealer’s marketing and technology spend. To the extent that powersports and recreation vehicle dealers view alternative strategies to be superior to RumbleOn, we may not be able to maintain or grow the number of dealers in our network, we may sell fewer powersports and recreation vehicles to users of our platform, and our business, operating results and financial condition will be harmed.

We also expect that new competitors will continue to enter the online powersports and recreation vehicle retail industry with competing products and services, which could have an adverse effect on our revenue, business and financial results.

Our competitors could significantly impede our ability to expand our network of dealers and regional auctions and to reach consumers. Our competitors may also develop and market new technologies that render our existing or future products and services less competitive, unmarketable or obsolete. In addition, if our competitors develop products or services with similar or superior functionality to our solutions, we may need to decrease the prices for our solutions in order to remain competitive. If we are unable to maintain our current pricing structure due to competitive pressures, our revenue will be reduced, and our operating results will be negatively affected.

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

Our revenue trends are likely to be a reflection of consumers’ recreation vehicle buying patterns. While different types of recreation vehicles are designed for different seasons (motorcycles are typically for non-snow seasons, while snowmobiles are typically designed for winter), our revenue may be cyclical if, for example, powersport and recreation vehicles and powersports and recreational dealers continue to represent a large percentage of our revenue. Historically, the industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season. Our business will also be impacted by cyclical trends affecting the overall economy, specifically the retail recreation vehicle industry, as well as by actual or threatened severe weather events.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by consumers, dealers and auctions. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term “RumbleOn” or “RMBL.”

We currently hold the “RumbleOn.com” Internet domain name and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name RumbleOn or RMBL.

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

We believe our success will depend on the efforts and talents of our executives and employees, including Marshall Chesrown, our Chairman and Chief Executive Officer, and Steven R. Berrard, our Chief Financial Officer. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the powersports and recreation vehicle industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●
diversion of management time and focus from operating our business to addressing acquisition integration challenges;

●
coordination of technology, research and development and sales and marketing functions;

●
transition of the acquired company’s users to our website and mobile applications;

●
retention of employees from the acquired company;

●
cultural challenges associated with integrating employees from the acquired company into our organization;

●
integration of the acquired company’s accounting, management information, human resources, and other administrative systems;

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

Risks Related to Ownership of our Common Stock

The trading price for our Class B Common Stock may be volatile and could be subject to wide fluctuations in per share price.

Our Class B Common Stock is listed for trading on The NASDAQ Capital Market under the trading symbol “RMBL,” however historically there has been a limited public market for our Class B Common Stock. The liquidity of any market for the shares of our Class B Common Stock will depend on a number of factors, including:

●
the number of stockholders;

●
our operating performance and financial condition;

●
the market for similar securities;

●
the extent of coverage of us by securities or industry analysts; and

●
the interest of securities dealers in making a market in the shares of our common stock.

The market price for our Class B Common Stock may be highly volatile and could be subject to wide fluctuations. In addition, the price of shares of our Class B Common Stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors and actual or anticipated variations in our quarterly operating results could negatively affect our share price.

Other factors may also contribute to volatility of the price of our Class B Common Stock and could subject our Class B Common Stock to wide fluctuations. These include, but are not limited to:

●
developments in the financial markets and worldwide or regional economies;

●
announcements of innovations or new products or services by us or our competitors;

●
announcements by the government relating to regulations that govern our industry;

●
significant sales of our Class B Common Stock or other securities in the open market;

●
variations in interest rates;

●
changes in the market valuations of other comparable companies; and

●
changes in accounting principles.

Our principal stockholders and management own a significant percentage of our stock and an even greater percentage of the Company’s voting power and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers and directors as a group beneficially own shares of our Class A Common Stock and Class B Common Stock representing approximately 74.5% in aggregate of our voting power, including approximately 62.5% in aggregate voting power held by Messrs. Chesrown and Berrard as the only holders of our 1,000,000 outstanding shares of our Class A Common Stock, which has ten votes for each one share outstanding. As a result, these stockholders have the ability to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder. This may also adversely affect the market price of our Class B Common Stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our Class B Common Stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because our Class B Common Stock may be deemed a low-priced “penny” stock, an investment in our Class B Common Stock should be considered high risk and subject to marketability restrictions.

When the trading price of our Class B Common Stock is $5.00 per share or lower, it is deemed a penny stock, as defined in Rule 3a51-1 under the Exchange Act, and subject to the penny stock rules of the Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, if our Class B Common Stock is $5.00 per share price or lower, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the Class B Common Stock and may affect the ability of holders to sell their Class B Common Stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

A significant portion of our total outstanding shares of Class B Common Stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class B Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class B Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Class B Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Class B Common Stock.

On February 8, 2017, our executive officers, directors, and certain stockholders entered into an Amended and Restated Stockholders Agreement (the “Stockholders Agreement”), restricting the stockholders’ ability to transfer shares of our common stock through the earlier of (i) October 19, 2017, or (ii) the date on which we receive at least $3,500,000 in proceeds of any equity financing, subject to certain exceptions. Approximately 7.3 million shares of our Class B Common Stock were subject to these restrictions. In addition to the Stockholders Agreement, our executive officers, directors and certain stockholders entered into lock-up agreements, which restricted the sale of our common stock by such parties through December 31, 2017. Approximately 7.1 million shares of our Class B Common Stock were subject to these lock-up agreements. In addition, approximately 6.3 million shares of our Class B Common Stock are currently subject to a contractual lock-up through April 21, 2018 with the underwriters of the 2017 Public Offering. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, following April 21, 2018, substantially all of our outstanding shares of common stock will become eligible for sale. Sales of stock by the stockholders currently subject to these lock-ups could have a material adverse effect on the trading price of our common stock.

We do not currently or for the foreseeable future intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. As a result, any return on your investment in our common stock will be limited to the appreciation in the price of our common stock, if any.

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

Even if we no longer qualify as an “emerging growth company,” we may still be subject to reduced reporting requirements so long as we are considered a “smaller reporting company.”

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $75 million of worldwide common equity held by non-affiliates. So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

Nevada law and our charter, bylaws, and other governing documents contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 1B.
Unresolved Staff Comments.

None.

Item 2.
Properties.

We currently maintain our corporate offices at 4521 Sharon Road, Suite 370, Charlotte, NC 28211. We currently have no monthly rent, nor do we accrue any expense for monthly rent for our corporate offices, although we pay for internet and telephone services at these offices.

We sublease our Dallas, Texas operations center and pay approximately $3,700 a month.  This sublease expires on April 30, 2018.  We believe we can extend the sublease on a month-to-month basis while we look for a new, larger location for our operations team and we expect that the terms of any lease we enter will be at market rates.  We are a co-leasee on a warehouse space in Missouri from which we operate our licensed dealer operation; total shared monthly rent for the building is $4,250.  Also, we pay for space to store vehicles on a monthly basis in Washington state from a dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the dealer. This facility serves as our northwestern regional distribution center. Included in accounts payable at December 31, 2017 is $30,000 for rent owed to the dealer. For additional information, see Certain Relationships and Related Transactions, and Director Independence - Test Dealer.

Item 3.
Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.
Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.
Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Of Equity Securities

Market Information

As of October 29, 2017, our Class B common stock has been listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol RMBL. Before October 29, 2017, our common stock traded on the OTCQB Market under the symbol RMBL, and before January 1, 2017, our common stock was not traded, except for 5,000 shares, which traded on the OTC Markets Pink Sheets on January 22, 2016 at a price of $0.245 per share. The following table sets forth the high and low closing sales prices per share of our common stock for the period indicated:

Year Ending December 31, 2017	High	Low
First Quarter	$5.00	$0.00
Second Quarter	$7.00	$3.40
Third Quarter	$9.50	$6.50
Fourth Quarter	$10.00	$4.05

Holders of Common Stock

As of February 23, 2018, we had approximately 43 stockholders of record of 11,928,541 issued and outstanding shares of Class B Common Stock and two holders of record of 1,000,000 issued and outstanding shares of Class A Common Stock.

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

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes included in this annual report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

RumbleOn operates a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location. Our goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. Our initial focus is the market for vin specific pre-owned vehicles with an emphasis on motorcycles and other powersports.

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with our regional partners, including dealers and auctions. We utilize regional partners in the acquisition of pre-owned vehicles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we can earn fees and transaction income, while our regional partners can earn incremental revenue and enhance profitability through increased sales and fees from inspection, reconditioning and distribution programs.

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

Key Operation Metrics

As our business expands we will regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings.

	Year Ended December 31,
	2017	2016
Vehicles sold	678	-
Regional partners	21	-
Average monthly unique users	97,877	-
Vehicle inventory available on website	751	-
Average days to sale	38	-
Total average gross margin per vehicle	$750	-

Vehicles Sold

We define vehicles sold as the number of pre-owned vehicles sold to consumers and dealers in each period, net of returns under our three-day return policy. We view vehicles sold as a key measure of our growth for several reasons. First, vehicles sold is the primary driver of our revenue and, indirectly, gross profit, since vehicle sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, growth in vehicles sold increases the base of available customers for referrals and repeat sales. Third, growth in vehicles sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

Regional Partners

Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with regional partners. We utilize these regional partners in the acquisition of powersport vehicles and regional partner locations provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, and regional partners earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. As regional partners are added throughout the U.S., the cost and time associated with distribution programs will be significantly reduced as the pickup and delivery of pre-owned vehicles will become more localized thus reducing shipping costs and the average days to sale for pre-owned vehicles.

Average Monthly Unique Users

We define a monthly unique user as an individual who has visited our website within a calendar month, based on data provided by Google Analytics. We calculate average monthly unique users as the sum of monthly unique users in a given period, divided by the number of months in that period, including vehicles of our dealer partners. We view average monthly unique users as a key indicator of the strength of our brand, the effectiveness of our advertising and merchandising campaigns and consumer awareness.

Vehicle Inventory Available on Website

We define vehicle inventory available on website as the number of pre-owned vehicles listed for sale on our website on the last day of a given reporting period, including vehicles of our dealer partners. Until we reach an optimal pooled inventory level, we view pre-owned vehicle inventory available as a key measure of our growth. Growth in available pre-owned vehicle inventory increases the selection of pre-owned vehicles available to consumers and dealers on a nationwide basis, which we believe will allow us to increase the number of pre-owned vehicles we sell.

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a customer for all pre-owned vehicles sold in a period. However, this metric does not include any pre-owned vehicles that remain unsold at period end. We view average days to sale as a useful metric due to its impact on pre-owned vehicle average selling price. We anticipate that average days to sale will increase in future periods until we reach an optimal pooled inventory level and fully scale our acquisition and sales channel processes.

Total Average Gross Margin per Vehicle

We define total average gross margin per vehicle as the aggregate gross margin in a given period divided by pre-owned vehicles sold in that period. Total average gross margin per vehicle is driven by sales of pre-owned vehicles to consumers and dealers which, provides an opportunity to generate finance and vehicle service contract revenue from consumer sales. We believe average gross margin per vehicle is a key measure of our growth and long-term profitability.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue is derived from two primary sources: (1) the Company’s online marketplace, which is the largest source of revenue and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) retail merchandise sales; and (2) subscription and other fees relating to the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; (iv) equity mining (v) implementation: and (vi) training.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

See Item 8 of Part II, Financial Statements and Supplementary Data—Note 1— “Description of Business and Significant Accounting Policies – Revenue Recognition” for a further description of the Company’s revenue recognition.

Pre-owned Vehicle Sales

We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory.

Pre-owned vehicle sales represent the aggregate sales of pre-owned vehicles to consumers and dealers through our website or at auctions. We generate gross profit on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. At this stage of our development, changes in both retail pre-owned vehicles sold and in average selling price will drive changes in revenue.

The number of pre-owned vehicles we sell depends on our volume of website traffic, our inventory levels and selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition and general economic conditions. On a quarterly basis, the number of pre-owned vehicles we sell is also affected by seasonality, with demand for pre-owned vehicles reaching the high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of pre-owned vehicle sales expected to occur in the fourth calendar quarter.

Our average retail selling price depends on the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost pre-owned vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. Additionally, we have shifted away from our initial focus on solely acquiring and selling of higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley Davidson and lower priced pre-owned powersports vehicles that is a better representation of the overall powersport market. As a result of this change in mix, we expect our average selling price of pre-owned vehicles will decline from current levels, however we anticipated the decrease in average selling price to be offset, in part, by an increase in volume sales of metric brands. We anticipate however that our gross margin percentage will be the same or could improve.

The number of pre-owned vehicles sold to dealers at auctions is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company’s overall inventory mix and quantity levels against days to sales targets; and (iii) a need to liquidate those pre-owned vehicles that do not meet the Company’s quality standards to be sold through Rumbleon.com.

Other Sales and Revenue

We generate other sales and revenue primarily through:

●
Vehicle Financing. Customers can pay for their pre-owned vehicle using cash or we offer a range of finance options through unrelated third-parties such as banks or credit unions. These third-party providers generally pay us a fee either in a flat amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. We may be charged back for fees in the event a contract is prepaid, defaulted upon, or terminated.

●
Vehicle Service Contracts. At the time of pre-owned vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including EPP products and vehicle appearance protection. EPP products include extended service plans (“ESPs”), which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products. The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. At that time commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of Other sales revenue in the accompanying Consolidated Statements of Operations and a component of Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

●
Retail Merchandise Sales. We sell branded and other merchandise and accessories at events.

Subscription and other fees

We generate subscription fees from regional partners under a license arrangement that provides access to our software solution and ongoing support. Regional partners and other dealers pay a monthly subscription fee for access to and ongoing support for portions of the RumbleOn software solution, which includes: (i) vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; (iv) equity mining; (v) implementations and (vi) training. Regional partners and dealers may also be charged an initial software installation and training fee. Regional Partners and dealers do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance.

Cost of Revenue

Cost of revenue is comprised of: (i) cost of pre-owned vehicle sales; (ii) cost of other sales and revenue products; and (iii) costs of subscription and other fees.

Cost of vehicle sales to consumers and dealers includes the cost to acquire pre-owned vehicles and the reconditioning and transportation costs associated with preparing these vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific pre-owned vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of pre-owned vehicle sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of other sales and revenue products includes primarily the costs of (i) extended service protection; (ii) vehicle appearance products; and (iii) guaranteed asset protection.

Cost of subscription fee revenue includes the (i) cost of various data feeds from third parties; (ii) costs for hosting of the customer-facing website; (iii) commissions for new sales; and (iv) implementation and training costs for new and existing dealers.

Vehicle Gross Margin

Gross margin is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross margins achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross margin since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross margin. Factors affecting gross margin from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross margins increasing or decreasing in any given channel. Additionally, the Company has shifted away from its initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley Davidson and lower priced pre-owned powersports vehicles that is a better representation of the overall powersport market. Because of this change in mix our average selling price of pre-owned vehicles will decline from current levels; however, we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of metric brands. We anticipate however that our gross margin percentage will be the same or could improve.

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses also include the transportation cost associated with selling vehicles but excludes the cost of reconditioning, inspecting, and auction fees which are included in Cost of revenue. Selling, general and administrative expenses will continue to increase substantially in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development; and (ii) depreciation of vehicle, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

Interest Expense

Interest expense includes interest incurred on notes payable and other long-term debt, which was used to fund, startup costs and expenses, technology development, inventory, our transportation fleet, property and equipment and the acquisition of NextGen.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Financial Statements and Supplementary Data Note 1 “Description of Business and Significant Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

Revenue is derived from two primary sources: (1) the Company’s online marketplace, which is the largest source of revenue and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; (iv) retail merchandise sales; and (2) subscription and other fees relating to the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; (iv) equity mining; (v) implementation: and (vi) training.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

The Company sells pre-owned vehicles to consumers and dealers primarily through our website or regional partners, which include auctions. Revenue from pre-owned vehicle sales is recognized when the vehicle is delivered, a sales contract is signed, and the purchase price has either been received or collectability has been established, net of a reserve for returns. Our return policy allows customers to return their purchases within three days from delivery. Our reserve for sales returns is estimated using historical experience and trends. The establishment of reserves for sales returns is dependent on a number of variables. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro- economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results.

Revenue for sales fees is recognized upon delivery of the vehicle to the customer, when the sales contract is signed, and the purchase price has either been received or collectability has been established.

Vehicle finance fee revenue is recognized upon delivery of the vehicle to the customer, when the sales contract is signed, and the financing has been arranged. The Company may be charged back for a fee in the event a contract is prepaid, defaulted upon, or terminated. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations will fluctuate depending on the customer financing default or prepayment rates and shifts in customer behavior. To the extent that actual experience differs from historical trends, there could be adjustments to our finance contract cancellation reserves.

Commission revenue on vehicle service contracts is recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based on historical experience and recent trends. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations will fluctuate depending on the customer financing default or prepayment rates, and shifts in customer behavior, including those related to changes in the coverage or term of the product. To the extent that actual experience differs from historical trends, there could be adjustments to our contract cancellation reserves.

Subscription fees for access to the RumbleOn software solution are paid monthly and revenue recognition commences when the installation of the software is complete, acceptance has occurred, and collectability of a determinable amount is probable. Other fees are comprised of software installation and training. Revenue is recognized when installation and training is complete, acceptance has occurred, and collectability of a determinable amount is probable.

Vehicle Inventory

Pre-owned vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of pre-owned vehicles primarily acquired from consumers and includes the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is based on the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn data of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value, which is recognized in Cost of sales in our Consolidated Statements of Operations.

Purchase Accounting for Business Combinations

On February 8, 2017, the Company acquired substantially all of the assets of NextGen, which was accounted under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $4,750,000 to acquire NextGen was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire NextGen based upon the fair value of the consideration paid which included 1,523,809 shares of Class B Common Stock issued at a negotiated fair value.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income (loss). For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired requires significant judgment and often involves the use of significant estimates and assumptions. As provided by the accounting rules, the Company used the one-year period following the consummation of the acquisition to finalize the estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, the Company obtained an appraisal from an independent valuation firm for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of these assumptions were based on available historical information. As a result of this valuation during the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment also resulted in a $166,250 net increase in accumulated amortization and amortization expense previously recorded for the nine-months ended September 30, 2017. This measurement period adjustment has been recorded in this Annual Report on Form 10-K and our Consolidated Financial Statements as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. See Item 8 of Part II, Financial Statements and Supplementary Data Note 2 “Acquisitions” for additional discussion.

Goodwill

The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. The Company has concluded that currently it has one reporting unit.

We performed our test for impairment at the end of the fourth quarter of 2017 using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two of the impairment test (measurement) must be performed. Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and includes the use of significant estimates and assumptions. Management utilized the income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows will be based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis will reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict. There was no impairment of goodwill as of December 31, 2017.

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company’s own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consisting of 218,250 warrants to purchase common stock that were issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock satisfied the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own common stock. We use the Black-Scholes pricing model to value the derivative warrant as an equity instrument. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions for: (i) risk-free interest rate; (ii) volatility of the market price of the Company’s common stock; and (iii) expected dividend yield. As a result, if factors change and different assumptions are used, the warrant equity value and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.

Stock Based Compensation

The Company is required to make estimates and assumptions related to our valuation and recording of stock-based compensation expense under current accounting standards. These standards require all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense.

On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period. Stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of the Company’s common stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of the Company’s common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Item 8 of Part II, Financial Statements and Supplementary Data Note 1 “Description of Business and Significant Accounting Policies—Stock-Based Compensation.”

Newly Issued Accounting Pronouncements

The Company has adopted Accounting Standards Update 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires inventory to be stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through cost of revenue in the accompanying Consolidated Statements of Operations.

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses goodwill for impairment.  The Company will adopt this guidance for periods after January 1, 2018. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

The following table provides our results of operations for each of the years ended December 31, 2017 and 2016, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.

	2017	2016
Revenue:
Pre-owned vehicle sales	$7,020,070	$-
Other sales and revenue	159,230	-
Subscription fees	126,602	-
Total revenue	7,305,902	-

Cost of revenue	7,027,793	-
Selling general and administrative	7,586,999	211,493
Depreciation and amortization	668,467	1,900
Total expenses	15,283,259	213,393

Operating loss	(7,977,357)	(213,393)

Interest expense	595,966	11,698

Net loss before provision for income taxes	(8,573,323)	(225,091)

Benefit for income taxes	-	513

Net Loss	$(8,573,323)	$(224,578)

Comparison of the years ended December 31, 2017 to December 31, 2016

Revenue

Total revenue increased $7,305,902 for the year ended December 31, 2017 as compared to the same period in 2016. The increase in revenue was driven by the initial launch of our e-commerce platform, including the launch of the RumbleOn website, expanded inventory selection, enhanced social media advertising, aggressive event marketing efforts, increased brand awareness and customer referrals. We anticipate that pre-owned vehicle sales will continue to grow as we increase our available online pre-owned vehicle inventory while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building and direct response marketing.

Sales of pre-owned vehicles to consumers and dealers through our online marketplace increased $7,020,070 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was driven by the sale of 678 pre-owned vehicles to consumers and dealer during the year ended December 31, 2017. The average selling price of the pre-owned vehicles sold for the year ended December 31, 2017 was $10,363. The average selling price of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period. The Company continues to transition from its initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley Davidson and lower priced powersports vehicles that is a better representation of the overall powersport market. Because of this change in mix our average selling price will decline from current levels; however, we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of metric brands. We anticipate however that our gross margin percentage will be the same or could improve from current levels. There were no sales of pre-owned vehicles to consumers or dealers for the year ended December 31, 2016.

Other sales and revenue increased $159,230 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily driven by the increase in pre-owned vehicles sold to consumers which led to an increase in loans originated and sold, vehicle service contracts and retail merchandise sales. There were no loans originated and sold, vehicle service contracts or retail merchandise sales for the year ended December 31, 2016.

Subscription and other fees

Subscription and other fee revenue increased $126,602 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was comprised of subscription and onboarding fees generated by dealers utilizing our software. There were no Subscription or other fee revenue for the year ended December 31, 2016.

Expenses

Cost of Revenue

Total cost of revenue increased $7,027,793 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was driven by the: (i) sale of pre-owned vehicles to consumers and dealers; (ii) sale of related products from the pre-owned vehicle sales to consumer; and (iii) costs and expenses associated with the subscription and onboarding fee revenue generated from dealers during the year ended December 31, 2017. There were no sales of pre-owned vehicles, subscription or other fee revenue for the year ended December 31, 2016.

Cost of pre-owned vehicle sales increased $6,840,841 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was driven by the sale of 678 pre-owned vehicles to consumers and dealers during the year ended December 31, 2017. The average cost of the pre-owned vehicles sold for the year ended December 31, 2017 was $9,730 excluding auction fees, transportation and reconditioning cost. There were no sales of pre-owned vehicles to consumers or dealers for the year ended December 31, 2016.

Cost of other sales and revenue increased $79,029 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily driven by the increase in pre-owned vehicle sold to consumers which led to an increase in loans originated and sold, vehicle service contracts and retail merchandise sales. There were no loans originated and sold, vehicle service contracts or retail merchandise sales for the year ended December 31, 2016.

Cost of subscription and other fee revenue increased $107,923 for the year ended December 31, 2017 as compared to the same period in 2016.  Costs and expenses related to subscription and other fee revenue included: (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing dealers. There were no cost and expenses related to subscription or other fee revenue for the year ended December 31, 2016.

Selling, general and administrative

	2017	2016
Selling general and administrative:
Compensation and related costs	$3,111,363	$-
Advertising and marketing	1,731,028	-
Professional fees	890,580	153,668
Technology development	452,957	-
General and administrative	1,401,071	57,825
	$7,586,999	$211,493

Selling, general and administrative expenses increased $7,375,506 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is a result of the initial launch of our e-commerce platform, including the launch of our website and mobile application which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement and distribution system, managing our logistics system; (iii) continued investment in technology development; (iv) transportation cost associated with selling vehicles; and (v) other corporate overhead costs and expenses, included legal, accounting, finance and business development.

Compensation and related costs increased $3,111,363 for the year ended December 31, 2017 as compared to the same period in 2016. The increase was driven by the growth in headcount at our Dallas, Texas operations center and Charlotte, North Carolina corporate office and included payroll related cost and expenses, benefits and stock-based compensation related to new hires in our marketing, product and inventory management, accounting, finance, information technology, and administration departments. As our business continues to grow these expenses will increase as we add headcount in all areas of the business.

Advertising and marketing increased $1,731,028 for the year ended December 31, 2017 as compared to the same period of 2016. The increase was from the costs associated with the launch of our website and mobile application, aggressive event marketing and development of a multi-channel approach to consumers and dealers. We began to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets. Our paid advertising efforts included advertisements through search engine marketing, social media, inventory site listing, retargeting, organic referral, display, direct mail and branded pay-per-click channels. We believe our strong consumer and dealer focus ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts and further invest in our proprietary technology platform.

Professional fees increased $736,912 for the year ended December 31, 2017 as compared to the same period in 2016. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the: (i) NextGen Acquisition; (ii) 2017 Private Placement; (iii) second tranche of 2016 Private Placement; (iv) Senior Secured Promissory Notes (defined below); (v) the 2017 Public Offering; (vi) Nasdaq listing; and (vii) various corporate matters resulting from the growth and expansion of the RumbleOn business plan. See Item 8 of Part II, Financial Statements and Supplementary Data Note 2 “Acquisitions,” Note 5—”Notes Payable”, and Note 6—”Stockholders’ Equity” for additional discussion.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses increased $452,957 for the year ended December 31, 2017 as compared to the same period in 2016. Total technology costs and expenses incurred for the year ended December 31, 2017 were $959,743 of which $506,786 was capitalized.  For the year ended December 31, 2017, a third-party contractor billed $914,099 of the total technology development costs. The amortization of capitalized technology development costs for the year ended December 31, 2017 was $588,519, which included $125,000 of amortization resulting from the increase in capitalized technology development costs associated with a measurement period adjustment for the NextGen Acquisition that was recorded in the 4th quarter as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. There were no technology development costs incurred and no amortization of capitalized development costs for the period end December 31, 2016. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses increased $1,343,246 for the year ended December 31, 2017 as compared to the same period in 2016. The increase is a result of the cost and expenses associated with the continued progress made in the development of our business, the establishment of our Dallas operations center and meeting the requirements of being a public company. General and administrative costs and expenses included: (i) insurance; (ii) advisor and various filing fees for financing transactions; (iii) office supplies and process application software; (iv) public and investor relations; (v) transportation cost associated with selling vehicles; and (vi) travel.

Depreciation and Amortization

Depreciation and amortization increased $666,567 for the year ended December 31, 2017 as compared to the same period in 2016 and was comprised of the: (i) amortization of capitalized technology development and (ii) depreciation of vehicle, furniture and equipment. The increase in depreciation and amortization is a result of the investments made in connection with the expansion and growth of the business which for the year ended December 31, 2017 included: (i) capitalized technology acquisition and development costs of $506,786; and (ii) the purchase of vehicles, furniture and equipment of $622,513. For the year ended December 31, 2017, amortization of capitalized technology development was $588,519 which included $166,250 of additional amortization resulting from the December 31, 2017 measurement period adjustment. Depreciation and amortization on vehicle, furniture and equipment was $78,048. Depreciation and amortization on furniture and equipment for the same periods in 2016 was $1,900. There was no amortization of capitalized technology development costs for the year ended December 31, 2016. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 2—”Acquisitions” for additional discussion.

Interest Expense

Interest expense increased $584,268 for the year ended December 31, 2017 as compared to the same period in 2016. The increase in interest expense resulted from: (i) interest on a higher level of debt outstanding; (ii) the conversion of the BHLP Note; (iii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iv) the amortization of the original issue discount on the Senior Secured Promissory Notes. The conversion of the BHLP Note resulted in a $196,076 charge to interest expense for the remaining balance of the beneficial conversion feature, net of deferred taxes and is included in interest expense for the year ended December 31, 2017. Interest expense on the Private Placement Notes for the year ended December 31, 2017 was $158,740 which included $126,076 of debt discount. Interest expense on the NextGen Notes for the year ended December 31, 2017 was $76,457. Interest expense on the Senior Secured Promissory Notes for the year ended December 31, 2017 was $161,075 which included $150,000 of original issue discount amortization. Interest expense for the year ended December 31, 2016 was $11,698 and was attributed to the Convertible Note Payable-Related party. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 5—”Notes Payable” for additional discussion.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the year ended December 31, 2017 and 2016:

	2017	2016

Net cash (used in) provided by operating activities	$(9,623,493)	$(19,976)
Net cash used in investing activities	(1,879,298)	(45,515)
Net cash provided by financing activities	19,322,863	1,412,358
Net increase in cash	$7,820,072	$1,346,867

Operating Activities

Net cash used in operating activities increased $9,603,517 to $9,623,493 for the for the year ended December 31, 2017, as compared to same period in 2016. The increase in net cash used is primarily due to a $8,348,745 increase in our net loss offset by an increase in the net change operating assets and liabilities of $2,894,953 and a $1,640,181 increase in non-cash expense items. The increase in the net loss for the for the year ended December 31, 2017 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company’s website, www.rumbleon.com, acquisition of vehicle inventory, continue development of the Company’s business and for working capital purposes.

Investing Activities

Net cash used in investing activities increased $1,833,783 to $1,879,298 for the year ended December 31, 2017 as compared with 2016. The increase in cash used for investment activities was primarily for the purchase of NextGen, $506,786 in costs incurred for technology development and the purchase of $622,514 of vehicles, furniture and equipment.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. In connection with the closing of the NextGen Acquisition, certain investors of the Company accelerated the funding of the second tranche of their investment totaling $1,350,000. The investors were issued 1,161,920 shares of Class B Common Stock and promissory notes in the amount of $667,000. See Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Financing Activities” and Item 8 of Part II, Financial Statements and Supplementary Data—Note 5—”Notes Payable” for additional discussions.

Financing Activities

Year Ended December 31, 2017

Net cash provided by financing activities increased $17,910,505 to $19,322,863 for the year ended December 31, 2017 as compared to the same period in 2016. This increase is primarily a result of the: (i) 2017 Private Placement of Class B Common Stock at a price of $4.00 per share with proceeds of $2,630,000; (ii) second tranche of the 2016 Private Placement of Class B Common Stock with proceeds of $683,040 and $667,000 in promissory notes; (iii) Senior Secured Promissory Notes proceeds of $1,500,000 (iv) the 2017 Public Offering of 2,910,000 Class B Common Stock at a price of $5.50 with proceeds of approximately $14.5 million, and (v) Line of credit-floor plan advances of $1,081,593. The proceeds from the 2017 Private Placement, the second tranche of the 2016 Private Placement, the Senior Secured Promissory Notes, 2017 Public Offering and Line of credit-floor plan were used to complete the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, technology development, continue development of the Company’s business and for working capital purposes.

On February 8, 2017, in connection with the NextGen Acquisition, the Company issued the NextGen Note. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. Interest expense on the NextGen Notes for the year ended December 31, 2017 was $76,457. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 5—”Notes Payable” for additional discussion.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at December 31, 2017 was 26.0%. Interest expense on the Private Placement Notes for the year ended December 31, 2017 was $158,740, which included debt discount amortization of $126,076 for the year ended December 31, 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Notes Payable” for additional discussion.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in the private placement (the “2017 Private Placement”). Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of the Company’s website, www.rumbleon.com, acquire vehicle inventory, continue development of the Company’s platform, and for working capital purposes. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Stockholders’ Equity” for additional discussion.

On September 5, 2017 the Company executed Senior Secured Promissory Notes (the “Senior Secured Promissory Notes”) in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 (“Principal Amount”), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Senior Secured Promissory Notes, net of original issuance discount, was $1,500,000. The Senior Secured Promissory Notes were secured by an interest in all the Company’s Collateral, as such term was defined in the Senior Secured Promissory Notes. The Senior Secured Promissory Notes maturity was September 15, 2018 and borer interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest was payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Senior Secured Promissory Notes would become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon could be prepaid by the Company at any time prior to the Maturity Date without premium or penalty upon five days prior written notice to the Noteholder. If the Company consummated in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the Noteholders could require the Company to prepay the Senior Secured Promissory Notes on thirty (30) days prior written notice to the Company. The original issue discount was amortized to interest expense through repayment of the Senior Secured Promissory Notes using the effective interest method. On October 23, 2017, the Company completed the 2017 Public Offering and used approximately $1,661,075 of the net proceeds of the offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest of $11,075, which resulted in the termination of the Senior Secured Promissory Notes.

On October 23, 2017, the Company completed the 2017 Public Offering of 2,910,000 shares of the Company’s Class B Common Stock at a price of $5.50 per share for net proceeds to the Company of approximately $14.5 million. In connection with the 2017 Public Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol “RMBL”. The Company used $1,661,075 of the net proceeds of the 2017 Public Offering for the repayment of the Senior Secured Promissory Notes. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 6—Stockholders’ Equity” for a further discussion.

On November 2, 2017, the Company, through its wholly-owned subsidiary RMBL Missouri, LLC (the “Borrower”), entered into a floor plan line of credit (the “Credit Line”) with NextGear Capital, Inc. (“NextGear”) in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. As of November 2, 2017, the effective rate of interest was 6.5%. Advances and interest under the Credit Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement) or of the receivable, as applicable. The Credit Line is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of NextGear and its affiliates. On February 20, 2018, the Company notified NextGear that it was terminating the Credit Line, and all security or other credit documents entered into in connection therewith.  At the time of the notification, there was no indebtedness outstanding under the Credit Line.

Year Ended December 31, 2016

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Consolidated Statements of Operations and the related deferred tax liability was credited to Additional paid in capital in the Consolidated Balance Sheets. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Notes Payable” for additional discussion.

On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the “2016 Private Placement”). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 5—Notes Payable” for additional discussion.”

Investment in Growth

At December 31, 2017, our principal sources of liquidity were cash and cash equivalents totaling $9,170,652. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $9,019,300 from our operations through December 31, 2017 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Also, on February 16, 2018, the Company, through Borrower, entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (“Ally” together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require the Company maintain 10.0% of the advance amount as restricted cash.  Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.  Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by the Borrower and its affiliates.  The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender, and secured by the Company pursuant to a General Security Agreement.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements that:

●
We have a limited operating history and we cannot assure you we will achieve or maintain profitability;

●
Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline;

●
The initial development and progress of our business to date may not be indicative of our future growth prospects and, if we continue to grow rapidly, we may not be able to manage our growth effectively;

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

●
We rely on Internet search engines and social media to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected;

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

●
If key industry participants, including powersports and recreation vehicle dealers and regional auctions, perceive us in a negative light or our relationships with them suffer harm, our ability to operate and grow our business and our financial performance may be damaged;

●
If we are unable to provide a compelling recreation vehicle buying experience to our users, the number of transactions between our users, RumbleOn and dealers will decline, and our revenue and results of operations will suffer harm;

●
The growth of our business relies significantly on our ability to increase the number of dealers and regional auctions in our network such that we are able to increase the number of transactions between our users, dealers and auctions. Failure to do so would limit our growth;

●
Our ability to grow our complementary product offerings may be limited, which could negatively impact our development, growth, revenue and financial performance;

●
We rely on third-party financing providers to finance a significant portion of our customers’ vehicle purchases;

●
Our sales of powersports/recreational vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned powersports and recreational vehicles and excess supply of new powersports and recreational vehicles;

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

●
Results of operations from quarter to quarter may be volatile as a result of the impact of fluctuations in the fair value of our outstanding warrants;

●
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed;

●
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results;

●
The trading price for our Class B Common Stock may be volatile and could be subject to wide fluctuations in per share price;

●
Our principal stockholders and management own a significant percentage of our stock and an even greater percentage of the Company’s voting power and will be able to exert significant control over matters subject to stockholder approval;

●
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline;

●
Because our Class B Common Stock may be deemed a low-priced “penny” stock, an investment in our Class B Common Stock should be considered high risk and subject to marketability restrictions;

●
A significant portion of our total outstanding shares of Class B Common Stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class B Common Stock to drop significantly, even if our business is doing well;

●
We do not currently or for the foreseeable future intend to pay dividends on our common stock;

●
We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors;

●
Even if we no longer qualify as an “emerging growth company”, we may still be subject to reduced reporting requirements so long as we are considered a “smaller reporting company”;

●
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock;

●
Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline;

●
other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

None.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, Marshall Chesrown and Steven R. Berrard, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on their evaluation, Messrs. Chesrown and Berrard concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were effective as of the end of the period covered by this Report to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.
Other Information.

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors:

Name	Age	Position
Marshall Chesrown	60	Chief Executive Officer and Chairman
Steven R. Berrard	63	Chief Financial Officer and Director
Denmar Dixon	55	Director
Kartik Kakarala	40	Director
Mitch Pierce	60	Director
Kevin Westfall	62	Director
Richard A. Gray, Jr.	70	Director

Marshall Chesrown has served as our Chief Executive Officer and Chairman since October 24, 2016. Mr. Chesrown has over 35 years of leadership experience in the automotive retail sector. From December 2014 to September 2016, Mr. Chesrown served as Chief Operating Officer and as a director of Vroom.com, an online direct car retailer (“Vroom”). Mr. Chesrown served as Chief Operating Officer of AutoAmerica, an automotive retail company, from May 2013 to November 2014. Previously, Mr. Chesrown served as the President of Chesrown Automotive Group from January 1985 to May 2013, which was acquired by AutoNation, Inc., a leading automotive retail company, in 1997. Mr. Chesrown served as Senior Vice President of Retail Operations for AutoNation from 1997 to 1999. From 1999 to 2013, Mr. Chesrown served as the Chairman and Chief Executive Officer of Blackrock Development, a real estate development company widely known for development of the nationally recognized Golf Club at Black Rock. Mr. Chesrown filed for personal bankruptcy in May 2013, which petition was discharged in January 2017.

We believe that Mr. Chesrown possesses attributes that qualify him to serve as a member of our Board, including his extensive experience in the automotive retail sector.

Steven R. Berrard has served as our Chief Financial Officer since January 9, 2017 and served as Interim Chief Financial Officer from July 13, 2016 through January 9, 2017 and as Chief Executive Officer from July 13, 2016 through October 24, 2016. Mr. Berrard served as Secretary from July 13, 2016 through June 30, 2017 and has served on our Board since July 13, 2016. Mr. Berrard served as a director of Walter Investment Management Corp. (“Walter Investment”) from 2010 until May 2017. Mr. Berrard served on the Board of Directors of Swisher Hygiene Inc., a publicly traded industry leader in hygiene solutions and products, from 2004 until May 2014. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, at the time the world’s largest video store operator. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP (“PwC”)) from 1976 to 1981. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in a number of markets in the United States. He has previously served on the Boards of Directors of Jamba, Inc., (2005 – 2009), Viacom, Inc., (1987 – 1996), Birmingham Steel (1999 – 2002), HealthSouth (2004 – 2006), and Boca Resorts, Inc. (1996 – 2004). Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University.

We believe that Mr. Berrard’s management experience and financial expertise is beneficial in guiding our strategic direction. He has served in senior management and/or on the Board of several prominent, publicly traded companies. In several instances, he has led significant growth of the businesses he has managed. In addition, Mr. Berrard has served as the Chairman of the audit committee of several boards of directors.

Denmar Dixon has served on our Board since January 9, 2017. Mr. Dixon served as a director of Walter Investment from April 2009 (and for its predecessor since December 2008) until June 2016. Effective October 2015, Mr. Dixon was appointed Chief Executive Officer and President of Walter Investment and served until his resignation effective June 2016. Mr. Dixon previously served as Vice Chairman of the Board of Directors and Executive Vice President of Walter Investment since January 2010 and Chief Investment Officer of Walter Investment since August 2013. Before becoming an executive officer of Walter Investment, Mr. Dixon also served as a member of Walter Investment’s Audit Committee and Nominating and Corporate Governance Committee and as Chairman of the Compensation and Human Resources Committee. Before serving on the Board of Walter Investment, Mr. Dixon was elected to the board of managers of JWH Holding Company, LLC, a wholly-owned subsidiary of Walter Industries, Inc., in anticipation of the spin-off of Walter Investment Management, LLC from Walter Industries, Inc. (now known as Walter Energy, Inc.). In 2008, Mr. Dixon founded Blue Flame Capital, LLC, a consulting, financial advisory and investment firm. Before forming Blue Flame, Mr. Dixon spent 23 years with Banc of America Securities, LLC and its predecessors. At the time of his retirement, Mr. Dixon was a Managing Director in the Corporate and Investment Banking group and held the position of Global Head of the Basic Industries Group of Banc of America Securities.

We believe that Mr. Dixon possesses attributes that qualify him to serve as a member of our Board, including his extensive business development, mergers and acquisitions and capital markets/investment banking experience within the financial services industry. As a director, he provides significant input into, and is actively involved in, leading our business activities and strategic planning efforts. Mr. Dixon has significant experience in the general industrial, consumer and business services industries.

Kartik Kakarala was appointed to our Board immediately following the completion of the NextGen Acquisition in February 2017. Mr. Kakarala is the Chief Executive Officer of Halcyon Technologies, a global software solutions company. He is responsible for sales, business development and innovation, as well as the creation of technology assets. He has been responsible for the growth of a number of strategic, horizontal competencies, and vertical business units like automotive, utilities, finance and healthcare practices. Mr. Kakarala served as the Chief Executive Officer and President of NextGen from January 2016 to February 2017, which was acquired by us in February 2017, providing inventory management solutions to the power sports, recreational vehicle and marine sectors in North America. He served as Chief Executive Officer and President of NextGenAuto from July 2013 to December 2015. Mr. Kakarala served as Co-Founder and Managing Partner of Red Bumper from July 2010 to August 2014, a company which provided used car inventory management solutions used by thousands of automotive dealers across North America and which was later acquired by ADP in 2014. Mr. Kakarala served as Director/Co-Founder of GridFirst solutions since 2012, a company providing home automation solutions to energy customers. Mr. Kakarala holds a Master’s degree in Computer Science from University of Houston.

We believe that Mr. Kakarala possesses attributes that qualify him to serve as a member of our Board, as he is regarded as a pioneer in developing several systems in the automotive industry including CRM, ERP, inventory management and financial applications.

Mitch Pierce has served on our Board since January 9, 2017. Mr. Pierce has over 35 years of leadership experience in the automotive retail sector. Mr. Pierce served as the President of Tempe Toyota Group from January 1985 to June 1997, which was acquired by AutoNation in 1997. Mr. Pierce served as a Regional Vice President of Retail Operations for AutoNation from 1997 to 2003. Mr. Pierce currently owns one of the five largest Toyota stores in United States and is a partner in six other major auto dealerships. Mr. Pierce is a board member of the Southern California Toyota Dealers. He served on the National Dealer Council for Toyota Dealers in 1996-97. He is Past Chairman of the Arizona Automobile Dealer Association.

We believe that Mr. Pierce possesses attributes that qualify him to serve as a member of our Board, including his more than 30 years of executive experience in the automotive retail sector and broad base of business knowledge and experience.

Kevin Westfall has served on our Board since January 9, 2017. Mr. Westfall was a co-founder and served as Chief Executive Officer of Vroom from January 2012 through November 2015. Previously, from March 1997 through November 2011, Mr. Westfall served as Senior Vice President of Sales and Senior Vice President of Automotive Finance at AutoNation. Mr. Westfall was a founder of BMW Financial Services in 1990 and served as its President until March 1997. Mr. Westfall also served as Retail Lease Manager of Chrysler Credit Corporation from 1987 until 1990 and as President of World Automotive Imports and Leasing from 1980 until 1987.

We believe that Mr. Westfall possesses attributes that qualify him to serve as a member of our Board, including his more than 30 years of executive experience in automotive retail and finance operations.

Richard A. Gray, Jr., has served on our Board since October 1, 2017. Mr. Gray has served as President of Gray & Co. Realtors, Inc., a licensed real estate service provider he founded, since 1987. Gray & Co. Realtors has been involved in the development, liquidation, the joint venture, and management of commercial real estate, representing both U.S. investors and foreign investors, and since 1998, has also been involved in raising venture capital for startup and additional round funding for public companies in the technology sector. Before Gray & Co. Realtors, he served as a broker at Wiggins Gray Interests, a company focused on development of retail and office properties in Dallas Fort Worth Metroplex, as well as office, industrial, land and retail brokerage from 1985 to 1987. Before Wiggins Gray Interests, he served at Hudson & Hudson Realtors from 1973 to 1985, Murray Investment Company from 1971 to 1973, and Borden Chemical Company from 1969 to 1971. Mr. Gray has also served as a director of the Cystic Fibrosis Foundation, Migra Tech, and Equitable Bank. Mr. Gray received his BBA from Texas Tech University.

We believe that Mr. Gray possesses attributes that qualify him to serve as a member of our Board, including his extensive experience in funding technology sector public companies.

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. Our Board’s core principles of corporate governance are set forth in our Corporate Governance Principles, which were adopted by our Board in May 2017. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board also adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the Corporate Governance Principles are available on our corporate website at www.rumbleon.com. You also may obtain without charge a printed copy of the Code of Ethics and Corporate Governance Principles by sending a written request to: Investor Relations, RumbleOn, Inc., 4521 Sharon Road, Suite 370, Charlotte, North Carolina 28211. Amendments or waivers of the Code of Business Conduct and Ethics will be provided on our website within four business days following the date of the amendment or waiver.

Board of Directors and Committees

The business and affairs of our company are managed by or under the direction of the Board. The Board is composed of seven members. The Board has not appointed a lead independent director; instead the presiding director for each executive session is rotated among the Chairs of the committees of our Board.

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

Our Board has established three separately designated standing committees to assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The charters for our Board committees set forth the scope of the responsibilities of that committee. The Board will assess the effectiveness and contribution of each committee on an annual basis. The charters for our Board committees were adopted by the Board in May 2017. These charters are available at www.rumbleon.com, and you may obtain a printed copy of any of these charters by sending a written request to: Investor Relations, RumbleOn, Inc.

Audit Committee. The Board, by unanimous consent, established an Audit Committee in January 2017. Effective October 1, 2017, the members of this committee are Messrs. Dixon (chair), Westfall, and Gray. The Board has determined that Mr. Dixon is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K and is the Chairman of the Audit Committee.

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of our independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between us and related parties. For a complete description of the Audit Committee’s responsibilities, you should refer to the Audit Committee Charter.

Compensation Committee. In January 2017, the Board, by unanimous consent, established a Compensation Committee. Effective October 1, 2017, the members of the Compensation Committee are Messrs. Westfall (chair), Dixon, and Pierce. The Compensation Committee was established to, among other things, administer and approve all elements of compensation and awards for our executive officers. The Compensation Committee has the responsibility to review and approve the business goals and objectives relevant to each executive officer’s compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive’s compensation based on this evaluation. For a complete description of the Compensation Committee’s responsibilities, you should refer to the Compensation Committee Charter.

Nominating and Corporate Governance Committee. In January 2017, the Board, by unanimous consent, established a Nominating and Corporate Governance Committee. Effective October 1, 2017, the current members of the Nominating and Corporate Governance Committee are Messrs. Pierce (chair), Gray, and Dixon. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board. For a complete description of the Nominating and Corporate Governance Committee’s responsibilities, you should refer to the Nominating and Corporate Governance Committee Charter.

The Nominating and Corporate Governance Committee will consider all qualified director candidates identified by various sources, including members of the Board, management and stockholders. Candidates for directors recommended by stockholders will be given the same consideration as those identified from other sources. The Nominating and Corporate Governance Committee is responsible for reviewing each candidate’s biographical information, meeting with each candidate and assessing each candidate’s independence, skills and expertise based on a number of factors. While we do not have a formal policy on diversity, when considering the selection of director nominees, the Nominating and Corporate Governance Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural background and professional expertise, among other factors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2017, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except (i) each of Messrs. Pierce and Gray untimely filed a Form 3 (ii) Mr. Kakarala untimely filed a Form 4 reporting one transaction, and (iii) each of Messrs. Dixon, Pierce, Westfall and Gray untimely reported one transaction, which transactions were reported on Form 5s.

Item 11.
Executive Compensation.

Executive and Director Compensation

Summary Compensation

No compensation was earned or paid to our executive officers during the two years ended December 31, 2017.

Executive Employment Arrangements

Marshall Chesrown

We have not entered into an employment agreement or arrangement with Mr. Chesrown. Accordingly, he is employed as our Chief Executive Officer on an at-will basis. Mr. Chesrown currently receives an annual salary of $250,000.

Mr. Chesrown is eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our Board, however through the date of this filing, no grants of equity awards have been made to Mr. Chesrown.

Steven Berrard

We have not entered into an employment agreement or arrangement with Mr. Berrard. Accordingly, he is employed as our Chief Financial Officer on an at-will basis. Mr. Berrard currently receives an annual salary of $250,000.

Mr. Berrard is eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our Board, however through the date of this filing, no grants of equity awards have been made to Mr. Berrard.

Non-Employee Director Compensation

We have not yet established a policy for non-employee director compensation. As of December 31, 2017, no compensation had been paid to our non-employee directors, except (i) consulting fees paid to our director Kartik Kakarala under the terms of a consulting agreement with us, which we further describe under “Certain Relationships and Related Party Transactions - Consulting Agreement” and (ii) an award of 35,000 restricted stock units under the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Incentive Plan”) to Messrs. Dixon, Pierce, Westfall and Gray.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	All Other Compensation	Total
Denmar Dixon	-	$122,500	$-	$122,500
Kartik Kakarala	-	$-	$40,000	$40,000(3)
Mitch Pierce	-	$122,500	$-	$122,500
Kevin Westfall	-	$122,500	$-	$122,500
Richard A. Gray, Jr.	-	$188,300	$-	$188,300
____________
(1)
Represents restricted stock units granted under the Incentive Plan. Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value, we used $3.50 per share except for Mr. Gray for which we used $5.38 per share. The restricted stock units vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date.
(2)
As of December 31, 2017, each of Messrs. Dixon, Pierce, Westfall and Gray held 35,000 restricted stock units.
(3)
Represents consulting fees paid to Mr. Kakarala pursuant to the consulting agreement. For additional information regarding these consulting fees, see Certain Relationships and Related Transactions - Consulting Agreement below.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock that may be acquired upon exercise or vesting of equity awards within 60 days of the date of the table below are deemed beneficially owned by the holders of such options and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

As of February 23, 2018, 1,000,000 shares of Class A Common Stock and 11,928,541 shares of Class B Common Stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of February 23, 2018, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleOn, Inc., 4521 Sharon Road, Suite 370, Charlotte, NC 28211.

	No. of Shares of Class A Common Stock Owned	Percentage of Class A Ownership (1)(2)	No. of Shares of Class B Common Stock Owned		Percentage of Class B Ownership (1)(3)
Name and Address of Beneficial Owner Named Executive Officers and Directors:
Marshall Chesrown(4)	875,000	87.5%	1,739,656		14.6%
Steven R. Berrard(5)	125,000	12.5%	1,970,000		16.5%
Denmar Dixon(6)	-	-	1,024,179	(11)	8.6%
Kartik Kakarala(7)	-	-	1,523,809		12.8%
Mitch Pierce(8)	-	-	44,500	(11)	*
Kevin Westfall	-	-	19,500	(11)	*
Richard A. Gray	-	-	25,000		*
All directors and executive officers as a group(7) persons(9)	1,000,000	100.0%	6,346,644		53.2%
5% Stockholders:
Ralph Wegis(10)	-	-	891,537		7.5%
Halcyon Consulting, LLC(7)	-	-	1,523,809		12.8%

____________
*Represents beneficial ownership of less than 1%.
(1)
Calculated in accordance with applicable rules of the SEC.
(2)
Based on 1,000,000 shares of Class A Common Stock issued and outstanding as of February 21, 2018. The Class A Common Stock has ten votes for each share outstanding compared to one vote for each share of Class B Common Stock outstanding. As of February 23, 2018, the holders of the Class A Common Stock have in aggregate, including shares of Class B Common Stock held by them, voting power representing 62.5% of our outstanding common stock on a fully diluted basis.
(3)
Based on 11,928,541 shares of Class B Common Stock issued and outstanding as of February 23, 2018.
(4)
As of February 23, 2018, Mr. Chesrown had voting power representing approximately 47.8% of our outstanding common stock on a fully diluted basis.
(5)
Shares are owned directly through Berrard Holdings, a limited partnership controlled by Steven R. Berrard. Mr. Berrard has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of February 23, 2018, Mr. Berrard had voting power representing approximately 14.7% of our outstanding common stock on a fully diluted basis.
(6)
982,179 shares are owned directly through Blue Flame Capital, LLC, an entity controlled by Mr. Dixon, 6,900 shares are held by Mr. Dixon’s spouse, 100 shares are held by Mr. Dixon’s son and 28,000 shares are directly held by Mr. Dixon. Mr. Dixon has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of February 23, 2018, Mr. Dixon had voting power representing approximately 4.4% of our outstanding common stock on a fully diluted basis.
(7)
Shares are owned indirectly through Halcyon Consulting, LLC, a limited liability company owned by Kartik Kakarala and his brother, Srinivas Kakarala.  Kartik Kakarala has shared power to vote and shared power to dispose of such shares of common stock with his brother.  As of February 23, 2018, Mr. Kakarala had voting power representing approximately 6.9% of our outstanding common stock on a fully diluted basis.
(8)
37,500 shares are held through Pierce Family Trust.
(9)
As of February 23, 2018, all directors and executive officers as a group had voting power representing approximately 74.5% of our outstanding common stock on a fully diluted basis.
(10)
As of February 23 2018, Mr. Wegis had voting power representing approximately 4.1% of our outstanding common stock on a fully diluted basis.
(11)
Includes 7,000 restricted stock units that vest on March 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 9, 2017, our Board approved the adoption of the Incentive Plan, subject to stockholder approval at our 2017 Annual Meeting of Stockholders. On June 30, 2017, the Incentive Plan was approved by our stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Incentive Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers, or the Eligible Individuals, by providing them with an opportunity to acquire or increase a proprietary interest in our company and to incentivize them to expend maximum effort for the growth and success of our company, so as to strengthen the mutuality of the interests between such persons and our stockholders. The Incentive Plan allows us to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent of our issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Incentive Plan. As of December 31, 2017, 11,928,541 shares of our Class B Common Stock were issued and outstanding, resulting in up to 1,431,424 shares of our Class B Common Stock available for issuance under the Incentive Plan. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2017, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	741,000(1)	$4.14	690,424(2)
Equity compensation plans not approved by stockholders	-	-	-
____________
(1) Represents restricted stock units outstanding under the Incentive Plan.

(2) Represents securities remaining available for future issuance under the Incentive Plan.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

We have been a party to the following transactions since January 1, 2016, in which the amount involved exceeds $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Related Party Loans Before Change in Control

As of December 31, 2015, we had loans of $141,000 and accrued interest of $13,002 due to an entity that is owned and controlled by a family member of Pamela Elliot, a former officer and director of our company.  All convertible notes and related party notes outstanding, including interest, of $175,909 as of July 13, 2016 were paid in full in July 2016 in connection with the change in control.

2016 Financing

On July 13, 2016, Berrard Holdings acquired 5,475,000 shares of our common stock from our former sole director and executive officer. The shares acquired by Berrard Holdings represented 99.5% of our issued and outstanding common stock. The aggregate purchase price for the shares was $148,141.75, which Berrard Holdings paid from cash on hand. In addition, at the closing, Berrard Holdings loaned us, and we and issued to Berrard Holdings the BHLP Note, pursuant to which we were required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was convertible into common stock at any time before maturity at the greater of $0.06 per share or 50% of the price per share of the next “qualified financing,” which was defined as an offering resulting in net proceeds to us of $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to us. On November 28, 2016, we completed a qualified financing at $1.50 per share, which established the conversion price per share for the BHLP Note of $0.75 per share. On March 31, 2017, we issued 275,312 shares of common stock upon conversion of the BHLP Note, which on such date had an aggregate principal amount, including accrued interest, of $206,484. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Consolidated Statements of Operations and the related deferred tax liability was credited to Additional paid in capital in the Consolidated Balance Sheets.

November 2016 Private Placement

On November 28, 2016, we completed the 2016 Private Placement of an aggregate of 900,000 shares of common stock at a purchase price of $1.50 per share for total consideration of $1,350,000. In connection with the 2016 Private Placement, the Company also entered into loan agreements with the investors pursuant to which the investors would loan the Company their pro rata share of up to $1,350,000 in the aggregate upon our request any time on or after January 31, 2017 and before November 1, 2020, pursuant to the terms of a convertible promissory note attached to the loan agreements.

In connection with the 2016 Private Placement, Blue Flame, an entity controlled by Denmar Dixon, one of the Company’s directors, paid $250,000 for 166,667 shares of the Company’s Class B Common Stock. Also, in connection with the private placement, Ralph Wegis, a holder of more than 5% of our common stock, paid $799,999.50 for 533,333 shares of the Company’s Class B Common Stock.

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement, pursuant to which the investors each received their pro rata share of (1) 1,161,920 shares of common stock and (2) the Private Placement Notes, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. The Private Placement Note was not convertible. As a result, Blue Flame received 645,512 shares of Class B Common Stock and a promissory note in the principal amount of $370,556, and Mr. Wegis received 258,204 shares of Class B Common Stock, and a promissory note in the principal amount of $148,222. As of December 31, 2017, the amount outstanding on the promissory notes, including accrued interest was $388,703 and $155,481 for Blue Flame and Mr. Wegis, respectively. Interest expense on the promissory notes for the year ended December 31, 2017 was $88,189 and $35,276 which included debt discount amortization of $70,042 and $28,017 for Blue Flame and Mr. Wegis, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets.

Test Dealer

A key component of the Company’s business model is to utilize regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the regional partner may earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company’s Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note (the “Dealer”). The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Dealer at any time. Revenue recognized by the Company from the Dealer for the year ended December 31, 2017 was $1,618,958 or 22.1% of total revenue.

In addition, the Company presently subleases warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. Included in accounts payable at December 31, 2017 is $30,000 for rent owed to the Dealer.

Consulting Agreement

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Consulting Agreement with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director on our Board. Under the Consulting Agreement, Mr. Kakarala serves as our consultant. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala’s compensation pursuant to the Consulting Agreement is $5,000 per month.  During the year ended December 31, 2017, we paid a total of $40,000 under the Consulting Agreement.

Services Agreement

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Services Agreement with Halcyon, to provide development and support services to us. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, we pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. We reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses incurred in connection with its services to us. During the year ended December 31, 2017, we paid a total of $914,099 under the Services Agreement. For information relating to the NextGen Acquisition and Halcyon and payments made to Halcyon, see Business - Corporate History.

March 2017 Private Placement

On March 31, 2017, we completed the 2017 Private Placement of 620,000 shares of our Class B Common Stock at a price of $4.00 per share for aggregate proceeds of $2.48 million. We sold an additional 37,500 shares in connection with the 2017 Private Placement on April 30, 2017. Our officers and directors acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement as follows: Mr. Chesrown – 62,500 shares, Mr. Berrard (through Berrard Holdings) – 62,500 shares, Mr. Pierce (through Pierce Family Trust) – 37,500 shares, and Mr. Westfall – 12,500 shares.

2017 Bridge Note Financing

On September 5, 2017, the Company executed $1,650,000 (“Principal Amount”) of Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company. The Notes included an aggregate of $150,000 in original issue discount. Officers and directors held $1,214,144 of the Notes. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. Officers and directors received in the aggregate principal amount of $1,218,122, plus accrued interest of $4,144. For the year ended December 31, 2017 interest on the officer and director Notes was $118,121, including $110,000 of debt discount amortization and is included in interest expense in the Consolidated Statements of Operations.

The following executive officers and directors participated in the Bridge Note financing in the principal amounts set forth below:

Name	Position	Principal Amount	Original Issue Discount
Steven R. Berrard (1)	CFO and Director	$275,000	$25,000
Denmar Dixon (2)	Director	$275,000	$25,000
Kartik Kakarla	Director	$137,500	$12,500
Mitch Pierce (3)	Director	$275,000	$25,000
_____________
(1) Through Berrard Holdings and through his spouse.
(2) Through Blue Flame Capital, LLC.
(3) Through Pierce Family Trust.

Related Party Transaction Policy

In May 2017, our Board adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of the Audit Committee, or other independent members of our Board if it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Except for the Bridge Note financing, the related party transactions described above were entered into prior to the adoption of this policy.

Director Independence

Our Board has determined that all of our directors, other than Messrs. Chesrown, Berrard, and Kakarala, qualify as “independent” directors in accordance with the listing requirements of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

Item 14.
Principal Accounting Fees and Services.

Scharf Pera & Co., PLLC (“Scharf Pera”) has served as the Company’s independent registered public accounting firm since December 2016, and audited the financial statements of the Company for the years ended December 31, 2016 and 2017.

The following table sets forth Scharf Pera’s fees for the years ended December 31, 2016 and 2017.

	2017	2016
Audit Fees (1)	$63,635	$12,273(2)
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (3)	20,032	-
Total	$83,667	$12,273
_____________
(1)
Audit fees consist of fees paid to Scharf Pera during 2017 for the (i) audit of the Company’s year ended December 31, 2017 and 2016 (ii) review of the Company’s unaudited 2017 Quarterly financial statements. Scharf Pera billed no fees during the year ended December 31, 2016.
(2)
During the year ended December 31, 2016, Seale & Beers billed the Company an aggregate of $12,273 in audit fees.
(3)
All other fees consist of fees billed in 2017 for review of Registration Statements.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm’s independence. These services may include audit services, audit related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. The independent registered public accounting firm is required to provide to the Audit Committee back up information with respect to the performance of such services.

All services provided by Scharf Pera during the fiscal years ended December 31, 2017 and 2016 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART IV

Item 15.
Exhibits, Financial Statement Schedules.

(a)
We have filed the following documents as part of this Annual Report on Form 10-K:

1.	The financial statements listed in the “Index to Financial Statements” on page F-1 are filed as part of this report.
2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.	Exhibits included or incorporated herein: See below.

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of January 8, 2017 (Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed on January 9, 2017).
2.2	Assignment of Asset Purchase Agreement, dated as of January 31, 2017 (Incorporated by reference to Exhibit 2.2 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
3.1	Articles of Incorporation filed on October 24, 2013 (Incorporated by reference to Exhibit 3(i)(a) in the Company’s Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	By-Laws, as Amended (Incorporated by reference to Exhibit 3.2 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (Incorporated by reference to Exhibit 3.3 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
4.1	Amended and Restated Stockholders Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
4.2	Registration Rights Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.2 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
4.3	Stockholder’s Agreement, dated October 24, 2016 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on October 28, 2016).
4.4	Sample Stock Certificate – Class B Common Stock (Incorporated by reference to Exhibit 4.4 in the Company’s Registration Statement on Form S-1/A filed on September 27, 2017).
4.5	Form of Warrant to Purchase Class B Common Stock, dated October 18, 2017 (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed October 24, 2017).
10.1	Consulting Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
10.2
Services Agreement, dated February 8, 2017 (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential treatment) (Incorporated by reference to Exhibit 10.4 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).

10.3
Data Confidentiality Agreement, dated February 8, 2017 (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.5 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).

10.4	2017 RumbleOn, Inc. Stock Incentive Plan + (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on January 9, 2017).
10.5	Form of Loan Agreement (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on December 21, 2016).
10.6	Smart Server, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed on December 21, 2016).
10.7	Promissory Note, dated July 13, 2016 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on July 19, 2016).

Exhibit Number	Description
10.8	Amendment to Promissory Note, dated August 31, 2016 (Incorporated by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
10.9	Unconditional Guaranty Agreement (Incorporated by reference to Exhibit 10.12 in the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
10.10	Security Agreement (Incorporated by reference to Exhibit 10.13 the Company’s Annual Report on Form 10-K, filed on February 14, 2017).
10.11	NextGen Promissory Note, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2017).
10.12	RumbleOn, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on April 5, 2017).
10.13
Amendment to Amended and Restated Stockholders’ Agreement of RumbleOn, Inc., dated September 29, 2017 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on October 5, 2017).

10.14	Form of Senior Secured Promissory Note, dated September 5, 2017 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on September 11, 2017).
10.15
Demand Promissory Note and Loan and Security Agreement, in favor of NextGear Capital, Inc., dated November 2, 2017 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed November 8, 2017).

10.16	Corporate Guaranty, in favor of NextGear Capital, Inc., dated November 2, 2017. (Included in Exhibit 10.15)
21.1	Subsidiaries
23.1	Consent of Scharf Pera & Co., PLLC.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Furnished herewith
+	Management Compensatory Plan

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

RumbleOn, Inc.

Date: February 27, 2018	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	February 27, 2018
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Steven R. Berrard	Director and Chief Financial Officer	February 27, 2018
Steven R. Berrard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Denmar Dixon	Director	February 27, 2018
Denmar Dixon

/s/ Richard A. Gray, Jr.	Director	February 27, 2018
Richard A. Gray, Jr.

/s/ Kartik Kakarala	Director	February 27, 2018
Kartik Kakarala

/s/ Mitch Pierce	Director	February 27, 2018
Mitch Pierce

/s/ Keven Wetfall	Director	February 27, 2018
Kevin Westfall

RumbleOn, Inc. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RumbleOn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Scharf Pera & Co., PLLC
We have served as the Company’s auditor since 2016
Charlotte, North Carolina

February 27, 2018

RumbleOn, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
ASSETS
Current assets:
Cash	$9,170,652	$1,350,580
Accounts receivable, net	577,107	-
Inventory	2,834,666	-
Prepaid expense	308,880	1,667
Total current assets	12,891,305	1,352,247

Property and equipment, net	3,360,832	-
Goodwill	1,850,000	-
Other assets	50,693	45,515
Total assets	$18,152,830	$1,397,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,179,216	$219,101
Accrued interest payable	33,954	-
Current portion of long-term debt	1,081,593	-
Total current liabilities	2,294,763	219,101

Long term liabilities:
Note payable	1,459,410	1,282
Accrued interest payable - related party	32,665	5,508
Deferred tax liability	-	78,430
Total long-term liabilities	1,492,075	85,220

Total liabilities	3,786,838	304,321

Commitments and contingencies (Notes 4, 5, 7, 12, 13)	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and 2016.	-	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2017 and none outstanding at December 31, 2016	1,000	-
Common B stock, $0.001 par value, 99,000,000 shares authorized, 11,928,541 and 6,400,000 shares issued and outstanding as of December 31, 2017 and 2016	11,929	6,400
Additional paid in capital	23,372,360	1,534,015
Subscriptions receivable	-	(1,000)
Accumulated deficit	(9,019,297)	(445,974)
Total stockholders’ equity	14,365,992	1,093,441

Total liabilities and stockholders’ equity	$18,152,830	$1,397,762

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Operations
For the Two Years Ended December 31, 2017

Revenue:	2017	2016
Pre-owned vehicle sales	$7,020,070	$-
Other sales and revenue	159,230	-
Subscription fees	126,602	-
Total Revenue	7,305,902	-

Expenses:
Cost of revenue	7,027,793	-
Selling, general and administrative	7,586,999	211,493
Depreciation and amortization	668,467	1,900
Total expenses	15,283,259	213,393

Operating loss	(7,977,357)	(213,393)

Interest expense	595,966	11,698

Net loss before benefit for income taxes	(8,573,323)	(225,091)

Benefit for income taxes	-	513

Net loss	$(8,573,323)	$(224,578)

Weighted average number of common shares outstanding - basic and fully diluted	9,917,584	5,581,370

Net loss per share - basic and fully diluted	$(0.86)	$(0.04)

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Two Years Ended December 31, 2017

	Preferred Shares		Common A Shares		Common B Shares		Additional Paid in	Subscriptions	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2015	-	$-	-	$-	5,500,000	$5,500	$64,500	$(5,000)	$(221,396)	$(156,396)

Cash received for subscription receivable	-	-	-	-	-	-	-	$5,000	-	5,000

Donated capital	-	-	-	-	-	-	2,000	-	-	2,000

Issuance of common stock	-	-	-	-	900,000	900	1,349,100	(1,000)	-	1,349,000

Beneficial conversion feature, net of deferred taxes	-	-	-	-	-	-	118,415	-	-	118,415

Net loss	-	-	-	-	-	-	-	-	(224,578)	(224,578)

Balance, December 31, 2016	-	-	-	-	6,400,000	$6,400	$1,534,015	$(1,000)	$(445,974)	$1,093,441

Exchange of common stock	-	-	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-	-

Issuance of common stock in connection with acquisition	-	-	-	-	1,523,809	1,524	2,665,142	-	-	2,666,666

Issuance of stock in private placements	-	-	-	-	657,500	658	2,629,342	-	-	2,630,000

Issuance of common stock in connection with loan Agreement	-	-	-	-	1,161,920	1,162	1,348,878	-	-	1,350,040

Issuance of common stock in connection with conversion of a Note Payable-related Party, net of debt discount	-	-	-	-	275,312	275	284,639	-	-	284,914

Issuance of common stock in connection with equity offering	-	-	-	-	2,910,000	2,910	14,407,321	1,000	-	14,411,231

Stock-based compensation	-	-	-	-	-	-	503,023	-	-	503,023

Net loss	-	-	-	-	-	-	-	-	(8,573,323)	(8,573,323)

Balance, December 31, 2017	-	$-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	-	$(9,019,297)	$14,365,992

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2017

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,573,323)	$(224,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668,467	1,900
Amortization of debt discount	276,076	1,282
Interest expense on conversion of debt	196,076	-
Share based compensation expense	503,023	-
Impairment of asset	-	792
Increase in deferred tax liability	-	(513)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(307,213)	(1,667)
Increase in inventory	(2,834,666)	-
Increase in accounts receivable	(577,107)	-
Increase in accounts payable and accrued liabilities	960,115	210,302
Increase (decrease) in accrued interest payable	70,237	(7,494)
Increase in other assets	(5,178)	-

Net cash used in operating activities	$(9,623,493)	$(19,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	(750,000)	-
Technology development	(506,786)	-
Purchase of other assets	-	(45,515)
Purchase of property and equipment	(622,512)	-
Net cash used in investing activities	(1,879,298)	(45,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	3,248,593	214,358
Repayments for notes payable	(1,650,000)	(158,000)
Proceeds from sale of common stock	17,724,270	1,354,000
Donated capital	-	2,000
Net cash provided by financing activities	19,322,863	1,412,358

NET CHANGE IN CASH	7,820,072	1,346,867

CASH AT BEGINNING OF PERIOD	1,350,580	3,713

CASH AT END OF PERIOD	$9,170,652	$1,350,580

See Accompanying Notes to Financial Statements.

Notes to Financial Statements

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

RumbleOn, Inc. (the “Company”) was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. (“Smart Server”). On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleOn, Inc.

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

The Company’s business plan is currently driven by a technology platform it acquired on February 8, 2017 from NextGen Dealer Solutions, LLC (“NextGen”), which the Company owns and operates through its wholly-owned subsidiary NextGen Pro, LLC (“NextGen Pro”). The NextGen platform provides vehicle appraisal, inventory management, customer relationship management and lead management, equity mining, and other key services necessary to drive the online marketplace. For additional information, see Note 2— “Acquisitions.”

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with regional partners. We utilize regional partners in the acquisition of pre-owned vehicles as well as to provide inspection, reconditioning and distribution services. Correspondingly, we earn fees and transaction income, and regional partners will earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs.

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

Earnings (Loss) Per Share

The Company follows the FASB Accounting Standards Codification (“ASC”) Topic 260-Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

Revenue is derived from two primary sources: (1) the Company’s online marketplace, which is our largest source of revenue and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) retail merchandise sales and (2) subscription and other fees relating to the RumbleOn software solution, which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; (iv) equity mining (v) implementation; and (vi) training.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

Pre-owned Vehicle Sales

The Company sells pre-owned vehicles to consumers and dealers primarily through our website or regional auctions. The source of these vehicles is primarily from the Company’s cash offer to buy program and customers who trade-in their existing vehicles when making a pre-owned vehicle purchase. Revenue from pre-owned vehicle sales is recognized when the vehicle is delivered, a sales contract is signed, and the purchase price has either been received or collectability has been established, net of a reserve for returns. We allow the customer to return the vehicles we sell with a 3-day, money-back guarantee. Pre-owned vehicle sales revenue is recognized net of a reserve for returns, which is based on historical experience and trends.

Retail Merchandise Sales

The Company sells branded and other merchandise and accessories at events and recognizes sales revenue, net of sales taxes at the time it sells the merchandise or in the case of online sales when the merchandise is delivered to the customer and payment has been received.

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

Vehicle Service Contracts

At the time of vehicle sale, the Company provides customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including extended protection plan products and vehicle appearance protection. Extended protection plan products include extended service plans that are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection, which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. The Company receives commissions from the sale of these product and service contracts and has no contractual liability to customers for claims under these products. The extended protection plan and vehicle appearance protection currently offered to consumers provide coverage up to 60 months (subject to mileage limitations), while guaranteed asset protection covers the customer for the term of their finance contract.

Commission revenue on vehicle sales contracts is recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical industry experience and recent trends and is reflected as a reduction of Other sales revenue in the accompanying Consolidated Statements of Operations and a component of Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the commission revenue that we receive.

Subscription Fees

Subscription fees are generated from dealer partners, under a license arrangement that provides access to our software solution and ongoing support. Unless waived by the Company dealers pay a monthly subscription fee for access to and ongoing support for portions of the RumbleOn software solution which includes: (i) a vehicle appraisal process; (ii) inventory management system; (iii) customer relationship and lead management program; and (iv) equity mining. Dealers may also be charged an initial software installation and training fee. Dealers do not have the contractual right to take possession of the software and may cancel the license for these products and services by providing a 30-day notice. Installation and training do not have value to the user without the license and ongoing support and maintenance. Revenue for installation and training is recognized when complete, acceptance has occurred, and collectability of a determinable amount is probable. Because a dealer has the right to cancel the license with 30 days’ notice revenue recognition of monthly subscription fees commences upon completion of installation, acceptance has occurred, and collectability of a determinable amount is probable.

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

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available, and management regularly reviews the operating results of that component. The Company has concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period.

We performed our test for impairment at the end of the fourth quarter of 2017 using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and step two of the impairment test (measurement) must be performed. Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and includes the use of significant estimates and assumptions. Fair value can be determined by utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Management utilized the income approach, specifically the discounted cash flow technique as a means for estimating fair value. This discounted cash flow analysis requires various assumptions including those about future cash flows, transactional and customer growth rates and discount rates. Expected cash flows will be based on historical customer growth and the growth in transactions, including attrition, future strategic initiatives and continued long-term growth of the business. The discount rates used for the analysis will reflect a weighted average cost of capital based on industry and capital structure adjusted for equity risk and size risk premiums. These estimates can be affected by factors such as customer and transaction growth, pricing, and economic conditions that can be difficult to predict. There was no impairment of Goodwill as of December 31, 2017. In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step two from the goodwill impairment test. The Company will adopt this guidance for periods after January 1, 2018. For additional information, see Note 1 “Recent Pronouncements.”

Other Assets

Included in “Other assets” on the Company’s Consolidated Balance Sheets are amounts related to acquired internet domain names which are considered to be an indefinite lived intangible assets. Indefinite lived intangible assets are tested for impairment, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired. There was no impairment of indefinite lived assets as of December 31, 2017.

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

Vehicle Inventory

Vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Pre-owned vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value through Cost of revenue in the accompanying Consolidated Statements of Operations.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2017 and 2016, the Company did not have any investments with maturities greater than three months.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

ASC Topic 820-10-30-2-Fair Value Measurement establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Beneficial Conversion Feature

From time to time, the Company has issued convertible notes that have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20, Debt with Conversion and Other Options. The Beneficial Conversion Feature (“BCF”) of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved.

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

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company’s own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company’s freestanding derivatives consisting of 218,250 warrants to purchase common stock that were issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock satisfied the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company’s own stock.

Cost of Revenue

Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles the Company acquires, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of subscription and other fee revenue includes the (i) various data feeds from third parties; (ii) hosting of the customer facing website; (iii) commissions for new sales; and (iv) implementation and training of new and existing customers. These costs and expenses are charged to Cost of revenue as incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising to consumers and dealers, development and operating our product procurement and distribution system, managing our logistics system, transportation cost associated with selling vehicles, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses was $1,731,028 for the year ended December 31, 2017. There were no advertising and marketing costs incurred for the year ended December 31, 2016.

Stock-Based Compensation

On June 30, 2017 the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, substantially all the RSUs issued vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. During the year ended December 31, 2017 the Company granted 741,000 RSUs under the Plan to members of the Board of Directors, officers and employees. Compensation expense for the year ended December 31, 2017 was $503,023. and is included in selling, general and administrative expenses in the consolidated statements of operations. There was no stock-based compensation for the year ended December 31, 2016. At December 31, 2017 total unrecognized compensation cost related to RSUs was $2,258,718 and the weighted average period over which this cost is expected to be recognized is 2.5 years.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Recent Pronouncements

Effective in the Current Period.

The Company has adopted Accounting Standards Update 2015-11 Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires inventory to be stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent, market resources. Each reporting period the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value through Cost of revenue in the accompanying Consolidated statements of operations.

Effective in Future Periods

In May 2014, the FASB issued an accounting pronouncement (FASB ASU 2014-09) related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. This standard will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. ASU 2014-09 may be adopted using either a full retrospective method, which requires a restatement of prior periods presented, or a modified retrospective method with the cumulative effect of applying the standard recognized at the date of adoption. We will adopt this standard for our fiscal year beginning January 1, 2018. While we continue to assess all potential impacts of this standard, we generally do not expect adoption of the standard to have a material impact on our consolidated financial statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable, and we do not anticipate significant changes to the assessment of such performance obligations or the timing of our revenue recognition upon adoption of the new standard. Our primary business processes are consistent with the principles contained in the ASU, and we do not expect significant changes to those processes, our internal controls or systems. We are still evaluating the impact of the new standard on our financial statement disclosures.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We expect to adopt the new standard for our fiscal year beginning January 1, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package. We do not expect that this standard will have a material effect on our Consolidated balance sheets since we currently do not have a significant number of leases in effect.

In May 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-12), which provided narrow scope improvements and practical expedients related to FASB ASU 2014-09, Revenue from Contracts with Customers. The improvements address completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectability when determining whether a transaction represents a valid contract. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt this pronouncement for our fiscal year beginning January 1, 2018 and do not expect it to have a material effect on our Consolidated financial statements.

In August 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018, and do not expect it to have a material effect on our Consolidated financial statements.

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses goodwill for impairment.  We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018, and do not expect it to have a material effect on our Consolidated financial statements.

NOTE 2 - ACQUISITIONS

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). During the fourth quarter of 2017, the company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included:(i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment also resulted in a $166,250 net increase in accumulated amortization and amortization expense previously recorded for the nine-months ended September 30, 2017. This measurement period adjustment has been recorded as of December 31, 2017 and is reflected in the table below. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The measurement period adjustment did not have a material impact on the Company’s net loss in any period during the year ended December 31, 2017.

The following table presents the purchase price consideration as of December 31, 2017:

	Preliminary Purchase Price Allocation	Cumulative Measurement Period Adjustment	Final Purchase Price Allocation
Net tangible assets acquired:

Technology development	1,400,000	1,500,000	2,900,000

Customer contracts	10,000	(10,000)	-

Non-compete agreements	100,000	(100,000)	-

Tangible assets acquired	1,510,000	1,390,000	2,900,000

Goodwill	3,240,000	(1,390,000)	1,850,000

Total purchase price	4,750,000	-	4,750,000

Less: Issuance of shares	(2,666,666)	-	(2,666,666)

Less: Debt issued	(1,333,334)	-	(1,333,334)

Cash paid	$750,000	$-	$750,000

Supplemental pro forma information

The results of operations of NextGen since the acquisition date are included in the accompanying consolidated financial statements.

The following supplemental pro forma information presents the financial results as if the acquisition of NextGen was made as of January 1, 2017 for the year ended December 31, 2017 and on January 1, 2016 for the year ended December 31, 2016.

Pro forma adjustments for the year ended December 31, 2017 and 2016 primarily include adjustments to reflect additional depreciation and amortization of $61,866 and $352,576, respectively, related to technology development and identifiable intangible assets recorded as part of the acquisition, and interest expense related to the NextGen Note of $27,353 and $85,772, respectively.

	2017	2016
Pro forma revenue	$7,312,428	$138,141
Pro forma net loss	$(8,710,513)	$(2,450,829)

Loss per share-basic and fully diluted	$(0.86)	$(0.34)

Weighted average common shares and common stock equivalents outstanding-Basic and fully diluted	10,076,227	7,105,179

NOTE 3 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31, 2017 and 2016:

	2017	2016
Vehicles	$472,870	-
Furniture and equipment	149,643	-
Technology development	3,406,786	-
Total property and equipment	4,029,299	-
Less: accumulated depreciation and amortization	668,467	-
	$3,360,832	-

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

During the fourth quarter of 2017, the company finalized the preliminary purchase price allocation of the NextGen acquisition and made a measurement period adjustment to increase the amount of the preliminary purchase price that was allocated to technology development from $1,400,000 to $2,900,000 and increased the amount of amortization previously reported for the nine-month period ended September 30, 2017 by $200,000. For additional information, see Note 2 “Acquisitions”

At December 31, 2017, capitalized technology development costs were $3,406,786 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred was $959,743 for the year ended December 31, 2017 of which $506,786 was capitalized and $452,957 was charged to expense in the accompanying Consolidated statements of operations. The amortization of capitalized technology development costs was $588,519 for the year ended December 31, 2017. There were no technology development costs incurred and no amortization of capitalized development costs for the year ended December 31, 2016. Depreciation expense on vehicles, furniture and equipment was $79,948 and $475, respectively for the years ended December 31, 2017 and 2016.

NOTE 4 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2017 and 2016:

	2017	2016
Accounts payable	$1,094,310	$219,101
Accrued Payroll	79,288	-
Other accrued expenses	5,618	-
	$1,179,216	$219,101

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2017 and 2016:

	2017	2016
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$-

Notes payable-private placement dated March 31, 2017. Interest is payable at maturity and accrues at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020.	667,000	-

Convertible note payable-related party dated July 13, 2016. Interest rate of 6.0% which is accrued and paid at maturity. Note matures on July 26, 2026. Note is convertible into common stock, in whole at any time before maturity at the option of the holder at $.75 per share.	-	197,358

Line of credit-floor plan dated November 2, 2017. Facility provides up to $2,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2017 was 6.5%. Principal and interest is payable on demand.	1,081,593	-

Less: Debt discount	(540,924)	(196,076)
	$2,541,003	$1,282
Current portion	1,081,593	-
Long-term portion	$1,459,410	$1,282

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. Interest expense on the NextGen Notes for the year ended December 31, 2017 was $76,457.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at December 31, 2017 was 26.0%. Interest expense on the Private Placement Notes for the year ended December 31, 2017 was $158,740, which included debt discount amortization of $126,076 for the year ended December 31, 2017.

Notes Payable-Senior Secured Promissory Notes

On September 5, 2017, the Company executed Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 (“Principal Amount”), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Senior Secured Promissory Notes, net of original issuance discount, was $1,500,000. The Senior Secured Promissory Notes are secured by an interest in all the Company’s Collateral, as such term is defined in the Senior Secured Promissory Notes. The Senior Secured Promissory Notes mature on September 5, 2018 and bear interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest is payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Senior Secured Promissory Notes shall become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon may be prepaid by the Company at any time prior to the maturity date without premium or penalty upon five days prior written notice to the noteholder. If the Company consummates in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the noteholders may require the Company to prepay the Senior Secured Promissory Notes on thirty (30) days prior written notice to the Company. The original issue discount is amortized to interest expense until the scheduled maturity of the Senior Secured Promissory Notes in September 2018 using the effective interest method. The effective interest rate at September 30, 2017 was 10.0%. Interest expense on the Senior Secured Promissory Notes for the year ended December 31, 2017 was $161,075 which included $150,000 of original issue discount amortization. On October 23, 2017, the Company completed a public offering and used approximately $1,661,075 of the net proceeds of the offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Senior Secured Promissory Notes.

Line of Credit-Floor Plan

On November 2, 2017, the Company through its wholly-owned subsidiary RMBL Missouri, LLC (the “Borrower”), entered into a floor plan line of credit (the “Credit Line”) with NextGear Capital, Inc. (“NextGear”) in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. Any advance under the Credit Line bears interest on a per annum basis from the date of the request of such advance (or date of the financed receivable, as applicable), based upon a 360-day year, and such interest shall be compounded daily until such outstanding advances are paid in full at a rate of interest set forth in schedules published by NextGear. As of November 2, 2017, the effective rate of interest is 6.5%. Advances and interest under the Credit Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement), or of the receivable, as applicable. Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Line), NextGear may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to NextGear and its affiliates by the Borrower and its affiliates. The Credit Line is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the NextGear and its affiliates.

Convertible Note Payable-Related Party

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Consolidated statements of operations and the related deferred tax liability was credited to Additional paid in capital in the Consolidated Balance Sheets.

NOTE 6 – STOCKHOLDERS’ EQUITY

On January 9, 2017, the Company’s Board of Directors approved, subject to stockholder approval, the adoption of the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Plan”), On June 30, 2017, the Plan was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. As of December 31, 2017, 11,928,541 shares are issued and outstanding, resulting in up to 1,431,424 shares available for issuance under the Plan. As of December 31, 2017, the Company has granted 741,000 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $2,761,740. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Compensation expense recognized for these grants for the year ended December 31, 2017 is $503,023. As of December 31, 2017, the Company has approximately $2,258,718 in unrecognized stock-based compensation, with an average remaining vesting period of 2.5 years.

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

At December 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock, $0.001 par value (the “Authorized Common Stock”), including 6,400,000 issued and outstanding shares of common stock (the “Outstanding Common Stock, and together with the Authorized Common Stock, the “Common Stock”). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the “Class A Common Stock”), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the “Class B Common Stock”), which Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding. On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the “2016 Private Placement”). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. For additional information, see Note 5— “Notes Payable.”

NOTE 7 – COMMON STOCK WARRANTS

In connection with the October 23, 2017 public offering of 2,910,000 shares of Class B common stock the Company issued to underwriters warrants to purchase 218,250 shares of Class B common stock, which was equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering. The Warrants are exercisable at a per share price of $6.325, which was equal to 115% of the Offering price per share of the shares sold in the Offering. The Warrants are exercisable at any time and from time to time, in whole or in part, during the four-year period commencing one year from the effective date of the registration statement related to the Offering. The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

Warrants exercise price	$6.325
Fair value price per share of common stock	$5.50
Warrants outstanding	218,250
Volatility	62.0%
Expected term remaining (years)	5.0
Risk-free interest rate	1.31%
Dividend yield	-

The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rate. The expected term is based on the remaining contractual lives of the warrants at the valuation date. Since the Company’s stock was not traded frequently in the years before the valuation date the volatility may not reasonably reflect the Company’s true volatility. Therefore, we relied on the average volatility of selected comparable companies. There were no warrants exercised or forfeited for the year ended December 31, 2017. There was no aggregate intrinsic value in the warrants at December 31, 2017.

The fair value of the warrants at the initial valuation date was $505,273.

NOTE 8 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the years ended December 31, 2017 and 2016:

	2017	2016
Selling, General and Administrative
Compensation and related costs	$3,111,363	$-
Advertising and marketing	1,731,028	-
Professional fees	890,580	153,668
Technology development	452,957	-
General and administrative	1,401,071	57,825
	$7,586,999	$211,493

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2017 and 2016:

	2017	2016

Cash paid for interest	$203,578	$17,909

Note payable issued on acquisition	$1,333,334	$-

Conversion of notes payable-related party	$206,209	$-

Issuance of shares for acquisition	$2,666,666	$-

NOTE 10 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 31, 2017, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1%. The remeasurement of the Company’s deferred tax balance was primarily offset by application of its valuation allowance.

Deferred income taxes reflect the net tax effect of temporary difference between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$2,281,369	$87,614
Stock-based compensation	131,465	-
Total deferred income taxes	2,412,834	87,614

Deferred tax liabilities:
Basis difference in property and equipment	114,150	-
Basis difference in goodwill	32,190	-
Debt discount-private placement	116,840	78,430
Total deferred tax liabilities	263,180	78,430
Net deferred tax asset	2,149,654	9,184

Valuation allowance	(2,149,654)	(87,614)
Net deferred tax asset (liability)	$-	$(78,430)

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate on income tax rate on continuing operations for the years ended December 31, 2017 and 2016.

	2017	2016
U.S. Federal statutory rate	34.0%	34.0%
Impact of tax reform on net deferred tax assets	(13.0)	-
State and local, net of Federal benefit	5.1%	6.0%
Valuation allowance	(26.1)%	(39.9)%
Effective tax rate	-	0.01%

No current provision for Federal income taxes was required for the years ended December 31, 2017 and 2016 due to the Company’s operating losses. At December 31, 2017 and 2016, the Company has operating loss carryforwards of $8,740,879 and $230,564, respectively, which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $2,149,654 and $87,614 for the periods ended December 31, 2017 and 2016, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 11 – LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the year ended, 2017 did not include 735,000 of restricted stock units or 218,250 of warrants to purchase shares of Class B Common Stock as their inclusion would be antidilutive. There were no restricted stock units or warrants outstanding for the year ended December 31, 2016.

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock in the 2017 Private Placement. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. For additional information, see Note 6— “Stockholders’ Equity.”

A key component of the Company’s business model is to regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the regional partner may earn incremental revenue and enhance profitability through increased sales, leads, and fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company’s Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Dealer at any time. Revenue recognized by the Company from the Dealer for the year ended December 31, 2017 was $1,618,958 or 22,1% of total Revenue. Included in Cost of Revenue for the Company at December 31, 2017 includes $1,451,712 or 20.6% of Total Cost of Sales. Included in Accounts receivable at December 31, 2017 is $449,119 owed to the Company by the Dealer.

In addition, the Company presently subleases warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. Included in accounts payable at December 31, 2017 is $30,000 for rent owed to the Dealer.

In connection with the NextGen acquisition, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company. Pursuant to the Consulting Agreement, Mr. Kakarala serves as a consultant to the Company. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala’s compensation pursuant to the Consulting Agreement is $5,000 per month. For the year ended December 31, 2017 the Company paid $40,000 under the Consulting Agreement. This amount is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For additional information, see Note 2— “Acquisitions.”

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. For the year ended December 31, 2017 the Company paid $914,099 under the Services Agreement.

As of December 31, 2017, the Company had promissory notes of $370,556 and accrued interest of $18,147 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes for the year ended December 31, 2017 was $158,740 which included debt discount amortization of $126,076. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets.

On September 5, 2017, the Company executed $1,650,000 (“Principal Amount”) of Senior Secured Promissory Notes (the “Notes”) in favor of several investors, including certain executive officers and directors of the Company. The Notes included an aggregate of $150,000 in original issue discount. Officers and directors held $1,214,144 of the Notes. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. Officers and directors received in the aggregate principal amount of $1,218,122, plus accrued interest of $4,144. For the year ended December 31, 2017 interest on the officer and director Notes was $118,121, including $110,000 of debt discount amortization and is included in interest expense in the Consolidated Statements of Operations.

As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest of $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note. The accrued interest is included in accrued interest under Long-term liabilities in the Consolidated Balance Sheets. For additional information, see Note 5— “Notes Payable.”

As of December 31, 2015, the Company had loans of $141,000 and accrued interest of $13,002 due to an entity that is owned and controlled by a family member of an officer and director of the Company. All convertible notes and related party notes outstanding as of July 13, 2016 were paid in full in July 2016.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of December 31, 2017 and 2016 we were not aware of any threatened or pending litigation.

NOTE 14 – SUBSEQUENT EVENTS

On February 16, 2018, the Company, through Borrower, entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (“Ally” together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require the Company maintain 10.0% of the advance amount as restricted cash.  Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.  Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by the Borrower and its affiliates.  The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender, and secured by the Company pursuant to a General Security Agreement.

On February 20, 2018, the Company notified NextGear that it was terminating the Credit Line, and all security or other credit documents entered into in connection therewith.  At the time of the notification, there was no indebtedness outstanding under the Credit Line.