Form 10-K/A
period 2017-12-31
RumbleON, Inc.
filed 2018-03-30
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

RUMBLEON, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2017

PART III
Item 11.	Executive Compensation	1
PART IV
Item 15.	Exhibits, Financial Statement Schedules	2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by RumbleOn, Inc. (the "Company") to amend the Annual Report on Form 10-K for the year ended December 31, 2017, filed by the Company with the Securities and Exchange Commission (the "SEC") on February 27, 2018 (the “Original Filing”) to (i) amend Part III, Item 11 to include certain executive compensation information omitted from the Original Filing and (ii) to include the certifications required to be filed with this amendment. Except as set forth in the immediately preceding sentence, this amendment does not amend, modify or update any disclosures contained in the Original Filing. Nothing contained in this amendment updates any disclosure contained in the Original Filing to reflect any events occurring after the filing of the Original Filing.

PART III

Item 11.
Executive Compensation.

Executive and Director Compensation

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2017. No compensation was earned or paid to our executive officers during the year ended December 31, 2016.

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total
Marshall Chesrown	2017	$215,385	-	-	-	-	$215,385
Chief Executive Officer

Steven R. Berrard	2017	$215,385	-	-	-	-	$215,385
Chief Financial Officer
____________
(1) This compensation was paid in a single lump sum during the fourth quarter of 2017.

Executive Employment Arrangements

Marshall Chesrown

We have not entered into an employment agreement or arrangement with Mr. Chesrown. Accordingly, he is employed as our Chief Executive Officer on an at-will basis. Mr. Chesrown currently receives an annual salary of $240,000, which is paid weekly, in accordance with our standard payroll practice.

Mr. Chesrown is eligible for equity compensation under our equity compensation plans, as determined from time to time by the compensation committee of our Board, however through the date of this filing, no grants of equity awards have been made to Mr. Chesrown.

Steven Berrard

We have not entered into an employment agreement or arrangement with Mr. Berrard. Accordingly, he is employed as our Chief Financial Officer on an at-will basis. Mr. Berrard currently receives an annual salary of $240,000, which is paid weekly, in accordance with our standard payroll practice.

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

(2)
As of December 31, 2017, each of Messrs. Dixon, Pierce, Westfall and Gray held 35,000 restricted stock units.

(3)
Represents consulting fees paid to Mr. Kakarala pursuant to the consulting agreement. For additional information regarding these consulting fees, see Certain Relationships and Related Transactions - Consulting Agreement under Part III, Item 13.

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

10.16	Corporate Guaranty, in favor of NextGear Capital, Inc., dated November 2, 2017. (Included in Exhibit 10.15)
21.1***	Subsidiaries
23.1***	Consent of Scharf Pera & Co., PLLC.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS***	XBRL Instance Document.
101.SCG***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith
***	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the Securities and Exchange Commission on February 27, 2018.
+	Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleOn, Inc.

Date: March 30, 2018	By:	/s/ Steven R. Berrard
Steven R. Berrard Chief Financial Officer (Principal Financial and Accounting Officer)

4