Form 10-Q
period 2018-03-31
RumbleON, Inc.
filed 2018-04-30
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Class B Common Stock, $0.001 par value, outstanding on April 27, 2018 was 11,928,541 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on April 27, 2018.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash	$5,378,282	$9,170,652
Restricted cash	200,000	-
Accounts receivable, net	340,059	577,107
Inventory	3,125,315	2,834,666
Prepaid expense	216,826	308,880
Total current assets	9,260,482	12,891,305

Property and equipment, net	3,363,029	3,360,832
Goodwill	1,850,000	1,850,000
Other assets	46,572	50,693
Total assets	$14,520,083	$18,152,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,293,949	$1,179,216
Accrued interest payable	55,715	33,954
Current portion of long-term debt	585,072	1,081,593
Total current liabilities	1,934,736	2,294,763

Long-term liabilities:
Note payable	1,506,524	1,459,410
Accrued interest payable - related party	-	32,665
Total long-term liabilities	1,506,524	1,492,075

Total liabilities	3,441,260	3,786,838

Commitments and contingencies (Notes 4, 5, 7, 12, 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 11,928,541 shares issued and outstanding as of March 31, 2018 and December 31, 2017	11,929	11,929
Additional paid in capital	23,699,067	23,372,360
Accumulated deficit	(12,633,173)	(9,019,297)
Total stockholders’ equity	11,078,823	14,365,992

Total liabilities and stockholders’ equity	$14,520,083	$18,152,830

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
Revenue:	2018	2017
Pre-owned vehicle sales	$8,027,680	$-
Other sales and revenue	52,525	38,889
Total Revenue	8,080,205	38,889

Expenses:
Cost of revenue	7,521,301	34,688
Selling, general and administrative	3,880,492	655,208
Depreciation and amortization	205,767	60,085
Total expenses	11,607,560	749,981

Operating loss	(3,527,355)	(711,092)

Interest expense	86,521	211,803

Net loss before provision for income taxes	(3,613,876)	(922,895)

Benefit for income taxes	-	-

Net loss	$(3,613,876)	$(922,895)

Weighted average number of common shares outstanding - basic and fully diluted	12,928,541	7,263,492

Net loss per share - basic and fully diluted	$(0.28)	$(0.13)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Three-Months Ended March 31, 2018
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992

Stock-based compensation	-	-	-	-	-	-	326,707	-	326,707

Net loss	-	-	-	-	-	-	-	(3,613,876)	(3,613,876)
Balance, March 31, 2018	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,699,067	$(12,633,173)	$11,078,823

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,613,876)	$(922,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,767	60,085
Amortization of debt discount	47,114
Interest expense on conversion of debt	-	196,076
Share based compensation expense	326,707	-

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	92,054	(38,452)
Increase in inventory	(290,649)	-
Decrease (increase)in accounts receivable	237,048	(16,187)
Increase in accounts payable and accrued liabilities	114,733	535,201
Decrease in accrued interest payable	(10,904)	-
Decrease in other assets	4,121	-

Net cash used in operating activities	(2,887,885)	(186,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	-	(750,000)
Technology development	(185,968)	(127,358)
Purchase of other assets	-	(42,775)
Purchase of property and equipment	(21,996)	-
Net cash used in investing activities	(207,964)	(920,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	585,072	667,000
Repayments of line of credit-floor plan	(1,081,593)	-
Proceeds from sale of common stock	-	3,113,040
Net cash (used in) provided by financing activities	(496,521)	3,780,040

NET CHANGE IN CASH	(3,592,370)	2,673,735

CASH AT BEGINNING OF PERIOD	9,170,652	1,350,580

CASH AND RESTRICTED CASH AT END OF PERIOD	$5,578,282	$4,024,315

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location. In April 2017, the Company launched its online marketplace, a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location. The Company’s goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. The Company’s initial focus is the market for vin specific pre-owned vehicles with an emphasis on motorcycles and other powersports.

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with our regional partners, including dealers and auctions. We utilize regional partners in the acquisition of pre-owned vehicles to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

Our business model is driven by a technology platform we acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built high-quality application solutions for both dealers and large multi-national clients.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2017 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018. The Company’s 2017 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2017 Annual Report.” This quarterly report should be read in conjunction with the 2017 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, inventory valuation, depreciable lives, carrying value of intangible assets, sales returns, receivables valuation, taxes, and contingencies. Actual results could differ materially from those estimates.

Earnings (Loss) Per Share

The Company follows the FASB Accounting Standards Codification (“ASC”) Topic 260- Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. The Company has concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of March 31, 2018.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of March 31, 2018 and December 31, 2017, the Company did not have any investments with maturities greater than three months.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Advertising and marketing expenses for the three-months ended March 31, 2018 and 2017 was $1,122,299 and $26,130, respectively.

Recent Pronouncements

The Company has adopted FASB ASU 2014-09, Revenue from Contracts with Customers related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The adoption of the standard did not have a material impact on our condensed consolidated financial statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable, and the adoption of this standard did not require any changes to the assessment of such performance obligations or the timing of our revenue recognition as a result of the adoption of the new standard.

The Company has adopted ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of this standard did not have a material effect on our Condensed Consolidated Financial Statements.

NOTE 2 – ACQUISITIONS

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). During the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included:(i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment would have resulted in a $38,750 net increase in accumulated amortization and amortization expense previously recorded for the three-months ended March 31, 2017. This measurement period adjustment is reflected in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table presents the purchase price consideration:

	Preliminary Purchase Price Allocation	Cumulative Measurement Period Adjustment	Final Purchase Price Allocation
Net tangible assets acquired:

Technology development	$1,400,000	$1,500,000	$2,900,000

Customer contracts	10,000	(10,000)	-

Non-compete agreements	100,000	(100,000)	-

Tangible assets acquired	1,510,000	1,390,000	2,900,000

Goodwill	3,240,000	(1,390,000)	1,850,000

Total purchase price	4,750,000	-	4,750,000

Less: Issuance of shares	(2,666,666)	-	(2,666,666)

Less: Debt issued	(1,333,334)	-	(1,333,334)

Cash paid	$750,000	-	$750,000

NOTE 3 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Vehicles	$472,870	$472,870
Furniture and equipment	171,639	149,643
Technology development	3,592,754	3,406,786
Total property and equipment	4,237,263	4,029,299
Less: accumulated depreciation and amortization	874,234	668,467
Property and equipment, net	$3,363,029	$3,360,832

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

During the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation of the NextGen acquisition and recorded a measurement period adjustment to increase the amount of the preliminary purchase price allocated to technology development from $1,400,000 to $2,900,000. For additional information, see Note 2 “Acquisitions.”

At March 31, 2018, capitalized technology development costs were $3,592,754 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred for the three-months ended March 31, 2018 was $469,307 of which $185,968 was capitalized and $283,339 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-months ended March 31, 2018 was $173,760. Total technology development costs incurred for the three-months ended March 31, 2017 was $205,367, of which $127,358 was capitalized and $78,009 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-months ended March 31, 2017 was $48,248. Depreciation on furniture and equipment for the three-months ended March 31, 2018 and 2017 was $32,008 and $587, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accounts payable	$1,264,694	$1,094,310
Accrued payroll	25,731	79,288
Other accrued expenses	3,524	5,618
	$1,293,949	$1,179,216

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020.	667,000	667,000

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at March 31, 2018 was 6.9%. Principal and interest is payable on demand.	585,072	-

Line of credit-floor plan dated November 2, 2017. Facility provides up to $2,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2017 was 6.5%. Principal and interest is payable on demand.	-	1,081,593

Less: Debt discount	(493,810)	(540,924)
	$2,091,596	$2,541,003
Current portion	585,072	1,081,593

Long-term portion	$1,506,524	$1,459,410

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date, which is February 8, 2020. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, a wholly-owned subsidiary of the Company (“NextGen Pro”), pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. Interest expense on the NextGen Note for the three-months ended March 31, 2018 was $22,320.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at March 31, 2018 was 26.0%. Interest expense on the Private Placement Notes for the three-months ended March 31, 2018 was $57,805, which included debt discount amortization of $47,114 for the three-months ended March 31, 2018.

Line of Credit-Floor Plans

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL Missouri, LLC (the “Borrower”), entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (“Ally” together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require the Company maintain 10.0% of the advance amount as restricted cash.  Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.  Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by the Borrower and its affiliates.  The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement.

On November 2, 2017, the Company through the Borrower, entered into a floor plan line of credit (the “Credit Line”) with NextGear Capital, Inc. (“NextGear”) in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. Any advance under the Credit Line bears interest on a per annum basis from the date of the request of such advance (or date of the financed receivable, as applicable), based upon a 360-day year, and such interest shall be compounded daily until such outstanding advances are paid in full at a rate of interest set forth in schedules published by NextGear. As of December 31, 2017, the effective rate of interest was 6.5%. Advances and interest under the Credit Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement), or of the receivable, as applicable. Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Line), NextGear may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to NextGear and its affiliates by the Borrower and its affiliates. The Credit Line is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the NextGear and its affiliates.

On February 20, 2018, the Company notified NextGear that it was terminating the Credit Line, and all security or other credit documents entered into in connection therewith.  At the time of the notification, there was no indebtedness outstanding under the Credit Line.

NOTE 6 – STOCKHOLDERS’ EQUITY

On January 9, 2017, the Company’s Board of Directors approved, subject to stockholder approval, the adoption of the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Plan”). On June 30, 2017, the Plan was approved by the Company’s stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. As of March 31, 2018, 11,928,541 shares are issued and outstanding, resulting in up to 1,431,425 shares available for issuance under the Plan. As of March 31, 2018, the Company has granted 741,000 restricted stock units (“RSUs”) under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $2,761,740. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Forfeitures are based on the historic employee behavior under similar stock-based compensation plans. Compensation expense recognized for these grants for the three-months ended March 31, 2018 is $326,707. As of March 31, 2018, the Company has approximately $1,932,010 in unrecognized stock-based compensation, with an average remaining vesting period of 2.75 years. There was no stock-based compensation for the three-months ended March 31, 2017.

NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-months ended March 31, 2018 and 2017:

	Three-Months Ended March 31,
	2018	2017
Selling, General and Administrative:
Compensation and related costs	$1,400,476	$121,930
Advertising and marketing	1,122,299	26,130
Professional fees	209,863	346,257
Technology development	283,339	78,009
General and administrative	864,515	82,882
	$3,880,492	$655,208

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the three-months ended March 31, 2018 and 2017:

	Three-Months Ended March 31,
	2018	2017
Cash paid for interest	$49,521	$-

Note payable issued on acquisition	$-	$1,333,334

Conversion of notes payable-related party	$-	$206,209

Issuance of shares for acquisition	$-	$2,666,666

NOTE 9 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On March 31, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1%. The remeasurement of the Company’s deferred tax balance was primarily offset by application of its valuation allowance.

In projecting the Company’s income tax expense for the year ended December 31, 2018, management has concluded it is not likely to recognize the benefit of its deferred tax asset, net of deferred tax liabilities, and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three-month periods ended March 31, 2018 and 2017. At December 31, 2017, the Company had an operating loss carryforward of approximately $8,740,879 which begins to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $2,149,654 for the year ended December 31, 2017.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 10 – LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the three-months ended March 31, 2018 did not include 741,000 of RSUs or 218,250 of warrants to purchase shares of Class B Common Stock as their inclusion would be antidilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock at a price of $4.00 per share for aggregate proceeds of $2,480,000 in a private placement (the “2017 Private Placement”). Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement.

A key component of the Company’s business model is to utilize regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership (the “Dealer”) to which Mr. Chesrown, the Company’s Chief Executive Officer, has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Dealer at any time. Revenue recognized by the Company from the Dealer for the three-months ended March 31, 2018 was $98,505 or 1.2% of the Company’s total Revenue. Included in Cost of Revenue for the Company at March 31, 2018 includes $93,491 or 1.2% of Total Cost of Revenue. Included in Accounts receivable at March 31, 2018 is $51,176 owed to the Company by the Dealer.

In addition, the Company presently subleases warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. For the three-months ended March 31, 2018, the Company paid $45,000 in rent under the sublease. This amount is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. There were no sublease payments for the three-months ended March 31, 2017.

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala, a director of the Company, currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year’s rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. For the three-months ended March 31, 2018 and 2017, the Company paid $54,159 and $184,470, respectively under the Services Agreement.

As of March 31, 2018, the Company had promissory notes of $370,556 and accrued interest of $24,086 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of a private placement for the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for aggregate proceeds of $1,350,000 on March 31, 2017 (the “2016 Private Placement”). Interest expense on the promissory notes for the three-months ended March 31, 2018 was $32,114 which included debt discount amortization of $26,175. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Condensed Consolidated Balance Sheets.

As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest of $5,508 due to an entity that is owned and controlled by Mr. Berrard a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of March 31, 2018 and December 31, 2017, we were not aware of any threatened or pending material litigation.

NOTE 13 – SUBSEQUENT EVENTS

On April 30, 2018, the Company entered into a $15 million Senior Secured Credit Facility with Hercules Capital, Inc. (“Hercules”), a leader in customized debt financing for companies in technology and life sciences related markets.  Under the terms of the facility, $5.0 million will be funded at closing with the balance available in two additional tranches over the term of the facility, subject to certain operating targets. The facility has an initial 36-month maturity and initial 10.5% interest rate. Pursuant to the loan agreement, the Company issued to Hercules at closing a warrant to purchase 81,818 shares of Class B common stock at an exercise price of $5.50 per share.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this quarterly report.

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

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with our regional partners, including dealers and auctions. We utilize regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

Our business model is driven by a technology platform we acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive the online marketplace. Over the past 16 years, the developers of the software have designed and built high-quality application solutions for both dealers and large multi-national clients.

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

	Three-Months Ended March 31,
	2018	2017
Vehicles sold	878	-
Vehicle inventory available on website	1,056	-
Average days to sale	42	-
Average total vehicle selling price	$9,185	-
Total average per vehicle:
Gross Sales Profit	$1,132	-
Gross Sales Margin	12.3%	-
Gross Profit	$788
Gross Margin	8.6%	-

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

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a customer for all pre-owned vehicles sold in a period. However, this metric does not include any pre-owned vehicles that remain unsold at period end. We view average days to sale as a useful metric due to its impact on pre-owned vehicle average selling price. We anticipate that average days to sale will fluctuate in future periods until we reach an optimal pooled inventory level and fully scale our acquisition and sales channel processes.

Gross Sales Profit

Gross sales profit is generated on pre-owned vehicle sales from the difference between the retail selling price of the vehicle minus our cost to acquire the vehicle. We define total average gross sales profit per vehicle as the aggregate gross sales profit in a given period divided by pre-owned vehicles sold in that period. Average gross sales margin percent is gross sales profit as a percentage of pre-owned vehicle sales. We believe gross sales profit is a key measure of our ability to utilize technology to determine the cost at which we can purchase vehicles relative to the price for which we can sell them and maintain our targeted margins. The cost of preparing a vehicle for sale, which include inspection, reconditioning and transportation are excluded from this metric and are tracked independently. As our regional partner network is expanded and the volume of vehicles acquired grows we expect to see significant declines in these preparation costs per vehicle which in turn will provide more meaningful comparison data to other vehicle sellers.

Gross Profit

We generate gross profit on pre-owned vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We define total average gross profit per vehicle as the aggregate gross profit in a given period divided by pre-owned vehicles sold in that period. Average gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Total average gross profit per vehicle is driven by sales of pre-owned vehicles to consumers and dealers which, provides an opportunity to generate finance and vehicle service contract revenue from consumer sales. We believe average gross profit per vehicle is a key measure of our growth and long-term profitability.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue is derived primarily from the Company’s online marketplace and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

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

Our average retail selling price depends on the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost pre-owned vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. Additionally, we have shifted away from our initial focus on solely acquiring and selling of higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned powersports vehicles that is a better representation of the overall powersport market. As a result of this change in mix, we expect our average selling price of pre-owned vehicles will decline from current levels, however we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of metric brands. We anticipate that our gross margin percentage will be the same or could improve.

The number of pre-owned vehicles sold to dealers at auctions is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company’s overall inventory mix and quantity levels against days to sales targets; and (iii) the opportunity to liquidate those pre-owned vehicles that do not meet the Company’s quality standards to be sold through our website, www.rumbleon.com.

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

●
Vehicle Service Contracts. At the time of pre-owned vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including Extended Protection Plan (“EPPs”) products and vehicle appearance protection. EPP products include extended service plans (“ESPs”), which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products. The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. At that time commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of Other sales revenue in the accompanying Condensed Consolidated Statements of Operations and a component of Accounts payable and accrued liabilities in the accompanying Condensed Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

●
Retail Merchandise Sales. We sell branded and other merchandise and accessories at events.

●
Subscription Fees. We generate subscription fees from dealers under a license arrangement that provides access to our software solution and ongoing support.

Cost of Revenue

Cost of revenue is comprised of: (i) cost of pre-owned vehicle sales; (ii) cost of other sales and revenue products; and (iii) costs and expenses to support those dealers under subscription arrangements.

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

Cost of other sales and revenue products includes the costs of (i) extended service protection; (ii) vehicle appearance products; (iii) guaranteed asset protection; and (iv) costs and expenses associated with supporting our software solution for dealer under subscription arrangements.

Vehicle Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profits achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross profit. Pre-owned vehicles sold to dealers through online auctions are sold at market. Factors affecting gross profit from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel. Additionally, the Company has shifted away from its initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned powersports vehicles that is a better representation of the overall powersport market. Because of this change in mix our average selling price of pre-owned vehicles will decline from current levels; however, we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of metric brands. We anticipate however that our gross margin percentage will be the same or could improve.

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, establishing our regional partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses also include outbound transportation cost and auction fees associated with selling vehicles but excludes the cost of inspection, reconditioning and inbound transportation which are included in Cost of revenue. Selling, general and administrative expenses will continue to increase substantially in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development; and (ii) depreciation of vehicle, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

Interest Expense

Interest expense includes interest incurred on notes payable and other long-term debt, which was used to fund startup costs and expenses, technology development, inventory, our transportation fleet, property and equipment and the acquisition of NextGen.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, Financial Statements, Note 1 “Description of Business and Significant Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

Revenue is derived primarily from the Company’s online marketplace and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

The Company recognizes revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the Company’s payment is probable.

The Company sells pre-owned vehicles to consumers and dealers primarily through our website or regional partners, which include online auctions. Revenue from pre-owned vehicle sales is recognized when the vehicle is delivered, a sales contract is signed, and the purchase price has either been received or collectability has been established, net of a reserve for returns. Our return policy allows customers to return their purchases within three days from delivery. Our reserve for sales returns is estimated using historical experience and trends. The establishment of reserves for sales returns is dependent on a number of variables. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro- economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results.

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

Vehicle Inventory

Pre-owned vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of pre-owned vehicles primarily acquired from consumers and includes the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is based on the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn data of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value, which is recognized in Cost of revenue in our Condensed Consolidated Statements of Operations.

Purchase Accounting for Business Combinations

On February 8, 2017, the Company acquired substantially all of the assets of NextGen, which was accounted under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $4,750,000 to acquire NextGen was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with GAAP at the time the acquisition was consummated, the Company valued the purchase price to acquire NextGen based upon the fair value of the consideration paid which included 1,523,809 shares of Class B Common Stock issued at a negotiated fair value.

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

Determining the fair value of certain assets and liabilities acquired requires significant judgment and often involves the use of significant estimates and assumptions. As provided by the accounting rules, the Company used the one-year period following the consummation of the acquisition to finalize the estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, the Company obtained an appraisal from an independent valuation firm for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of these assumptions were based on available historical information. As a result of this valuation during the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment would have resulted in a $38,750 net increase in accumulated amortization and amortization expense previously recorded for the three-months ended March 31, 2017. This measurement period adjustment has been recorded in our Annual Report on Form 10-K and our Consolidated Financial Statements as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. See Item 1 of Part I, Financial Statements, Note 2 “Acquisitions” for additional discussion.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. The Company has concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of March 31, 2018.

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

On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company’s issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant and is recognized as an expense utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. Accounting for stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of the Company’s Class B Common Stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of the Company’s Class B common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Item 1 of Part I, Financial Statements, Note 1 “Description of Business and Significant Accounting Policies—Stock-Based Compensation.”

Newly Issued Accounting Pronouncements

The Company has adopted FASB ASU 2014-09, Revenue from Contracts with Customers related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The adoption of the standard did not have a material impact on our Condensed Consolidated Financial Statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable, and the adoption of this standard did not require any changes to the assessment of such performance obligations or the timing of our revenue recognition as a result of the adoption of the new standard.

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses goodwill for impairment.  The Company has adopted this guidance for periods after January 1, 2018. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table provides our results of operations for each of the three-months ended March 31, 2018 and 2017, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three-Months Ended March 31,
	2018	2017
Revenue:
Pre-owned vehicle sales	$8,027,680	$-
Other sales and revenue	52,525	38,889
Total revenue	8,080,205	38,889

Cost of revenue	7,521,301	34,688
Selling general and administrative	3,880,492	655,208
Depreciation and amortization	205,767	60,085
Total expenses	11,607,560	749,981

Operating loss	(3,527,355)	(711,092)

Interest expense	86,521	211,803

Net loss before provision for income taxes	(3,613,876)	(922,895)

Benefit for income taxes	-	-

Net Loss	$(3,613,876)	$(922,895)

Revenue

Total revenue for the three-months ended March 31, 2018 increased $8,041,316 as compared to the same period in 2017. The increase in revenue was driven by the continued expansion of our business highlighted by significant growth in visits to the RumbleOn website, expanded levels of inventory available for sale, an aggressive social media advertising campaign, increasing awareness of the RumbleOn brand and customer referrals. We anticipate that pre-owned vehicle sales will continue to grow as we further increase our available online pre-owned vehicle inventory while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building and direct response marketing.

Sales of pre-owned vehicles to consumers and dealers through our online marketplace for the three-months ended March 31, 2018 was $8,027,680 which was driven by the sale of 878 pre-owned vehicles to consumers and dealer at an average selling price of $9,143. During the three-months ended March 31, 2018, dealers acquired 91% of the preowned vehicles sold with the remaining 9% acquired by consumers. For the three-months ended March 31, 2018, 69% of the pre-owned vehicle sold were Harley-Davidson which were sold at an average selling price of $10,703. The average selling price of pre-owned vehicles sold will fluctuate from period to period based on changes in the sales mix to consumers and dealers in any given period. The Company continues to transition from its initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced metric brand motorcycles which is a better representation of the overall powersport market. Because of this change in mix we anticipate our average selling price will decline from current levels; however, we believe the decrease in average selling price will be offset, in part, by an increase in volume sales of metric brands. We anticipate however that our gross margin percentage will be the same or could improve from current levels. There were no sales of pre-owned vehicles to consumers or dealers for the three-months ended March 31, 2017.

Other sales and revenue for the three-months ended March 31, 2018 was $52,525 which consisted of: (i) finance contracts; (ii) vehicle service contracts; and (iii) subscription fees. The sale of vehicle service contracts and subscription fees for the three-months ended March 31, 2018 were $28,202 and $15,123 or 54% and 29%, respectively of Other sales and revenue. There were no finance or vehicle service contract sales for the three-months ended March 31, 2017.

Expenses

Cost of Revenue

Total cost of revenue for the three-months ended March 31, 2018 increased $7,486,613 as compared to the same period in 2017. This increase was driven by the: (i) sale of pre-owned vehicles to consumers and dealers; and (ii) sale of related products from the pre-owned vehicle sales to consumer offset by a reduction in the costs and expenses associated with subscription revenue generated from dealers during the three-months ended March 31, 2018 as compared to the same period in 2017.

Cost of pre-owned vehicle sales for the three-months ended March 31, 2018 was $7,473,801 which consisted of : (i) the cost of vehicles sold to consumers and dealers of $7,048,812 from the sale of 878 pre-owned vehicles to consumers and dealers that had an average cost, including transportation and reconditioning of $8,372; (ii) transportation costs of $257,198; (iii) reconditioning costs of $125,999; and (iv) other costs, including inventory reserves of $41,792. The average cost for the 609 pre-owned Harley-Davidson sold for the three-months ended March 31, 2018 was $9,921 and $4,865 for the 269 non-Harley-Davidson pre-owned vehicles. There were no sales of pre-owned vehicles to consumers or dealers for the three-months ended March 31, 2017.

Cost of other sales and revenue for the three-months ended March 31, 2018 was $47,500 consisting of: (i) the cost of finance and service contracts sold to consumers in connection with their purchase of a pre-owned vehicle and (ii) costs and expenses associated with supporting our software solution for dealer under subscription arrangements. The costs of vehicle service contracts and services under subscription agreements for the three-months ended March 31, 2018 was $19,175 and $27,136, respectively of Cost of other sales and revenue. There were no sales of finance or vehicle service contracts for the three-months ended March 31, 2017.

Selling, general and administrative

	For the Three-Months Ended March 31,
	2018	2017
Selling general and administrative:
Compensation and related costs	$1,400,476	$121,930
Advertising and marketing	1,122,299	26,130
Professional fees	209,863	346,257
Technology development	283,339	78,009
General and administrative	864,515	82,882
	$3,880,492	$655,208

Selling, general and administrative expenses for the three-months ended March 31, 2018 increased $3,225,284 as compared to the same period in 2017. The increase is a result of the continued expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, included legal, accounting and finance.

Compensation and related costs for the three-months ended March 31, 2018 increased $1,278,546 as compared to the same period in 2017. The increase is a result of the significant growth in headcount at our Dallas, Texas operations center and Charlotte, North Carolina corporate office. The increases in compensation and related cost primarily consist of: (i) executive management compensation of $154,999; (ii) marketing and advertising of $143,436; (iii) product acquisition and distribution of $417,755; and (iv) stock-based compensation of $326,707. As our business grows we will continue to add headcount in all areas of the Company which will result in an increase in compensation and related expenses in absolute dollar terms but significantly decline as a percentage of total revenue.

Advertising and marketing for the three-months ended March 31, 2018 increased $1,096,169 as compared to the same period in 2017. The increase is a result of an significant increase in our marketing spend for social media and search engine marketing as we continue our development of a multi-channel approach to consumers and dealers by utilizing a combination of brand building and direct response channels to efficiently source and scale our addressable markets. In addition to social media and pay-per-click channels our paid advertising efforts also include search engine marketing, advertisements through inventory site listing, retargeting, organic referral, display, direct mail and aggressive event marketing. We believe our strong consumer and dealer focus ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while further investing in our proprietary technology platform. As we continue to source and scale our addressable market advertising and marketing spending will continue to increase in absolute dollar terms but will decline on a cost per unit and as a percentage of total revenue.

Professional fees for the three-months ended March 31, 2018 decreased $136,394 as compared to the same period in 2017. The decrease was primarily a result of the significant legal, accounting and other professional fees and expenses incurred in the period ending March 31, 2017 for the: (i) NextGen acquisition; (ii) 2016 Private Placement; and (iii) second tranche of 2016 Private Placement.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses for the three-months ended March 31, 2018 increased $205,330 as compared to the same period in 2017. The increase was a result of a significant increase in headcount to meet the increase level of technology development partially offset by a lower capitalization rate for the three-months ended March 31, 2018 as compared to the same period in 2017. Total technology costs and expenses incurred for the three-months ended March 31, 2018 were $469,307 as compared to $205,366 to the same period of 2017 which was a result of an increase in technology development projects. Total technology costs and expenses capitalized for the period ended March 31, 2018 was $185,968 as compared to $127,358 for the same period in 2017 which was a result of a lower capitalization rate for the period ended March 31, 2018 as compared to the same period of 2017. For the three-months ended March 31, 2018, a third-party contractor billed $304,726 of the total technology development costs as compared to $189,470 for the same period of 2017. The amortization of capitalized technology development costs for the three-months ended March 31, 2018 was $173,760 as compared to $48,248 for the same period of 2017. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three-months ended March 31, 2018 increased $781,634 as compared to the same period in 2017. The increase is a result of the cost and expenses associated with the continued progress made in the development of our business, the establishment of our Dallas operations center and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $85,353; (ii) fees and expenses for filings, exchange related matters and financing transactions of $82,899; (iii) office supplies and process application software of $184,773; (iv) rent of $58,201; and (v) transportation cost and auction fees associated with selling vehicles of $263,517.

Depreciation and Amortization

Depreciation and amortization for the three-months ended March 31, 2018 increased $145,682 as compared to the same period in 2017. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-months ended March 31, 2018 included: (i) capitalized technology acquisition and development costs of $185,968 and (ii) the purchase of vehicles, furniture and equipment of $21,995. For the three-months ended March 31, 2018 amortization of capitalized technology development was $173,760 as compared to $48,248 for the same period of 2017. Depreciation and amortization on vehicle, furniture and equipment was $32,008 as compared to $586 for the same periods of 2017. See Item 1 of Part I, Financial Statements—Note 2—” Acquisitions” for additional discussion.

Interest Expense

Interest expense for the three-months ended March 31, 2018 decreased $125,282 as compared to the same period in 2017. The decrease is attributed to a $196,076 charge to interest expense for the balance of the beneficial conversion feature on the BHLP Note which was included in interest expense for the three-month ended March 31, 2017. Interest expense on the Private Placement Notes for the three-month ended March 31, 2018 was $57,805 and included amortization of debt discount of $47,114. Interest expense on Notes Payable Floor Plan for the three-months ended March 31, 2018 was $6,396. There was no interest expense for the Private Placement Notes or Notes Payable Floor Plan for the same period of 2017. Interest expense on the NextGen Notes for the three-month ended March 31, 2018 was $22,320 as compared to $12,110 for the same period of 2017. Interest expense for the three-month ended March 31, 2018 included $32,114 attributed to related parties. See Item 1 of Part I, Financial Statements —Note 5— “Notes Payable” for additional discussion.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three-months ended March 31, 2018 and 2017:

	Three-Months Ended March 31,
	2018	2017

Net cash (used in) provided by operating activities	$(2,887,885)	$(186,172)
Net cash used in investing activities	(207,964)	(920,133)
Net cash provided by financing activities	(496,521)	3,780,040
Net change in cash	$(3,592,370)	$2,673,735

Operating Activities

Net cash used in operating activities for the three-months ended March 31, 2018 increased $2,701,713 as compared to the same period in 2017. The increase is primarily due to a $2,690,981 increase in our net loss offset by a decrease in the net change in operating assets and liabilities of $334,159 and a $323,427 increase in non-cash expense items. The increase in the net loss for the for the three-months ended March 31, 2018 was a result of the continued expansion and progress made on our business plan, resulting in a significant growth in headcount at our operations center and increases in technology development and marketing spending in connection with efficiently sourcing and scaling our addressable markets, acquisition of vehicle inventory, continue development of the Company’s business and for working capital purposes.

Investing Activities

Net cash used in investing activities for the three-months ended March 31, 2018 decreased $712,169 as compared to the same period in 2017 and was primarily a result the $750,000 of cash used for the purchase of NextGen during the three-month period ending March 31, 2017.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. In connection with the closing of the NextGen acquisition, certain investors of the Company accelerated the funding of the second tranche of their investment totaling $1,350,000. The investors were issued 1,161,920 shares of Class B Common Stock and promissory notes in the amount of $667,000. See Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Financing Activities” for additional discussions.

Financing Activities

Net cash provided by financing activities for the three-months ended March 31, 2018 decreased $4,276,561 as compared to the same period in 2017. This decrease is primarily a result of the: (i) 2017 Private Placement of Class B Common Stock at a price of $4.00 per share with proceeds of $2,630,000; and (ii) second tranche of the 2016 Private Placement of Class B Common Stock with proceeds of $683,040 and $667,000 in promissory notes during the period ended March 31, 2017 as compared to the $1,081,593 repayment of advances under the line of credit-floor plan during the period ended March 31, 2018. The proceeds from the 2017 Private Placement and the second tranche of the 2016 Private Placement were used to complete the launch of the Company’s website, www.rumbleon.com, technology development, continue development of the Company’s business and for working capital purposes.

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL Missouri, LLC (the “Borrower”), entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (“Ally” together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require the Company maintain 10.0% of the advance amount as restricted cash.  Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.  Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by the Borrower and its affiliates.  The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. See Item 1 of Part I, Financial Statements—Note 5— "Notes Payable" for additional discussion.

On February 8, 2017, in connection with the NextGen acquisition, the Company issued the NextGen Note. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity which is February 8, 2020. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. Interest expense on the NextGen Note for the three-months ended March 31, 2018 was $22,320 as compared $12,110 for the same period of 2017. See Item 1 of Part I, Financial Statements—Note 5— "Notes Payable" for additional discussion.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest accrues and will be paid semi-annually at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity which is March 31, 2020. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at March 31, 2018 was 26.0%. Interest expense on the Private Placement Notes for the three-month ended March 31, 2018 was $57,805 and included the amortization of debt discount of $47,114. There was no interest expense for the same period of 2017. See Item 1 of Part I, Condensed Consolidated Financial Statements—Note 5—"Notes Payable" for additional discussion.

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

On July 13, 2016, the Company entered into an unsecured convertible note (the “BHLP Note”) with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the “commitment date” for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company’s common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Condensed Consolidated Statements of Operations and the related deferred tax liability was credited to Additional paid in capital in the Condensed Consolidated Balance Sheets. See Item 1 of Part I, Financial Statements—Note 5—"Notes Payable" for additional discussion.

On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the "2016 Private Placement"). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. See Item 1 of Part I, Financial Statements—Note 5—"Notes Payable" for additional discussion.

Investment in Growth

At March 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $5,578,282. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $12,633,173 from our operations through March 31, 2018 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

On April 30, 2018, the Company entered into a $15 million Senior Secured Credit Facility with Hercules Capital, Inc. (“Hercules”), a leader in customized debt financing for companies in technology and life sciences related markets.  Under the terms of the facility, $5.0 million will be funded at closing with the balance available in two additional tranches over the term of the facility, subject to certain operating targets. The facility has an initial 36-month maturity and initial 10.5% interest rate. Pursuant to the loan agreement, the Company issued to Hercules at closing a warrant to purchase 81,818 shares of Class B common stock at an exercise price of $5.50 per share.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A.    Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2017, filed on February 27, 2018, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.                  Exhibits.

Exhibit No.	Description
10.1
Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on February 23, 2018).

10.2
Addendum to Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed on February 23, 2018).

10.3
Cross Collateral, Cross Default and Guaranty Agreement, by and among Ally Bank, Ally Financial, Inc., RumbleOn, Inc., and RMBL Missouri, LLC, dated February 16, 2018 (Incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K, filed on February 23, 2018).

10.4
General Security Agreement, by and among RumbleOn, Inc., Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.4 in the Company’s Current Report on Form 8-K, filed on February 23, 2018).

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

RUMBLEON, INC.

Date: April 30, 2018	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2018	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)