Form 10-Q
period 2018-06-30
RumbleON, Inc.
filed 2018-07-27
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on July 25, 2018 was 14,410,291 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on July 25, 2018.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash	$5,527,811	$9,170,652
Restricted cash	256,806	-
Accounts receivable, net	157,014	577,107
Inventory	5,566,574	2,834,666
Prepaid expense	262,658	308,880
Other current assets	50,000	-
Total current assets	11,820,863	12,891,305

Property and equipment, net	3,614,512	3,360,832
Goodwill	1,850,000	1,850,000
Other assets	103,235	50,693
Total assets	$17,388,610	$18,152,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,803,909	$1,179,216
Accrued interest payable	102,123	33,954
Current portion of long-term debt	3,615,291	1,081,593
Total current liabilities	5,521,323	2,294,763

Long-term liabilities:
Note payable	4,998,517	1,459,410
Accrued interest payable - related party	-	32,665
Total long-term liabilities	4,998,517	1,492,075

Total liabilities	10,519,840	3,786,838

Commitments and contingencies (Notes 4, 5, 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 12,077,541 and 11,928,541 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	12,078	11,929
Additional paid in capital	24,225,192	23,372,360
Accumulated deficit	(17,369,500)	(9,019,297)
Total stockholders’ equity	6,868,770	14,365,992

Total liabilities and stockholders’ equity	$17,388,610	$18,152,830

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended June 30,		Six-months Ended June 30,
	2018	2017	2018	2017
Revenue:
Pre-owned vehicle sales	$13,818,116	$81,940	$21,845,796	$81,940
Other sales and revenue	96,418	34,582	148,942	73,471
Total Revenue	13,914,534	116,522	21,994,738	155,411

Cost of revenue	12,649,704	114,643	20,171,005	149,331

Gross profit	1,264,830	1,879	1,823,733	6,080

Selling, general and administrative	5,545,509	1,708,967	9,426,001	2,364,174

Depreciation and amortization	217,827	113,335	423,595	173,420
Operating loss	(4,498,506)	(1,820,423)	(8,025,863)	(2,531,514)

Interest expense	237,820	71,804	324,340	283,606

Net loss before provision for income taxes	(4,736,326)	(1,892,227)	(8,350,203)	(2,815,120)

Benefit for income taxes	-	-	-	-

Net loss	$(4,736,326)	$(1,892,227)	$(8,350,203)	$(2,815,120)

Weighted average number of common shares outstanding - basic and fully diluted	13,006,893	10,003,981	12,967,933	8,641,307

Net loss per share - basic and fully diluted	$(0.36)	$(0.19)	$(0.64)	$(0.33)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Six-Months Ended June 30, 2018
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992

Issuance of common stock for restricted stock units exercise	-	-	-	-	149,000	149	(149)	-	-
Stock-based compensation	-	-	-	-	-	-	676,095	-	676,095
Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	176,886	-	176,886

Net loss	-	-	-	-	-	-	-	(8,350,203)	(8,350,203)
Balance, June 30, 2018	-	-	1,000,000	$1,000	12,077,541	$12,078	$24,225,192	$(17,369,500)	$6,868,770

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six-months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,350,203)	$(2,815,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,595	173,420
Amortization of debt discount	97,028	39,625
Amortization of debt issuance costs	57,657	-
Interest expense on conversion of debt	-	196,076
Share based compensation expense	676,095	129,787

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	46,221	(170,262)
Increase in inventory	(2,731,908)	(1,283,534)
Decrease in accounts receivable	420,093	-
Increase in other current assets	(50,000)	(107,011)
Increase in other assets	(52,542)	-
Increase in accounts payable and accrued liabilities	624,693	1,052,119
Decrease in accrued interest payable	35,504	38,780

Net cash used in operating activities	(8,803,767)	(2,746,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	-	(750,000)
Technology development	(618,069)	(290,664)
Purchase of property and equipment	(59,206)	(493,588)
Net cash used in investing activities	(677,275)	(1,534,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	7,176,600	667,000
Repayments of line of credit-floor plan	(1,081,593)	-
Proceeds from sale of common stock	-	3,313,040
Net cash provided by financing activities	6,095,007	3,980,040

NET CHANGE IN CASH	(3,386,035)	(300,334)

CASH AT BEGINNING OF PERIOD	9,170,652	1,350,580

CASH AND RESTRICTED CASH AT END OF PERIOD	$5,784,617	$1,050,246

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

In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company’s goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. The Company's initial emphasis has been motorcycles and other powersports, however, the Company's platform is able to accommodate any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks.

Serving both consumers and dealers, through its online marketplace platform, the Company makes cash offers for the purchase of pre-owned vehicles. In addition, the Company offers a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. The Company’s operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with its regional partners, including dealers and auctions. The Company utilizes regional partners in the acquisition of pre-owned vehicles to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

The Company business model is driven by a technology platform it acquired in February 2017, through its acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive the Company’s online marketplace. Over the past 16 years, the developers of the software have designed and built high-quality application solutions for both dealers and large multi-national clients.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company’s Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2017 in the Company’s Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018, and as amended on March 30, 2018. The Company’s 2017 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the “2017 Annual Report.” This quarterly report should be read in conjunction with the 2017 Annual Report.

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

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. The Company has concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of June 30, 2018.

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

Vehicle Inventory

Vehicle inventory is accounted for pursuant to ASC 330, Inventory, and consists of the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Pre-owned vehicle inventory cost is determined by specific identification. Net realizable value is the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn times of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value through Cost of revenue in the accompanying Condensed Consolidated Statements of Operations.

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three-months or less to be cash or cash equivalents. As of June 30, 2018 and December 31, 2017, the Company did not have any investments with maturities greater than three-months.

Restricted Cash

In connection with the execution of the Inventory Financing and Security Agreement, (“the Credit Facility”) by and among the Company’s subsidiary, RMBL Missouri, LLC (‘RMBL MO’), Ally Bank (“Ally”) and Ally Financial, Inc., dated February 16, 2018 the parties entered into a Credit Balance Agreement, and so long as the Company owes any debt to Ally or until the bank otherwise consents, the Company agrees to maintain a Credit Balance at Ally of 1) at least 10% of the amount of the Company’s approved and available credit line under the Credit Facility and 2) no greater than 25% of the total principal amount owed to Ally for inventory financed under the Credit Facility.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Advertising and marketing expenses for the three-month periods ended June 30, 2018 and 2017 was $2,229,837 and $242,906, respectively, and for the six-month periods ended June 30, 2018 and 2017, advertising and marketing expenses was $3,352,135 and $269,036, respectively.

Debt Issuance Costs

Debt issuance costs are accounted for pursuant to FASB ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.

Recent Pronouncements

The Company has adopted FASB ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The adoption of the standard did not have a material effect on the Company's Condensed Consolidated Financial Statements. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company's performance obligations are identifiable, and the adoption of this standard did not require any changes to the assessment of such performance obligations or the timing of the Company's revenue recognition as a result of the adoption of the new standard.

The Company has adopted ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The adoption of this standard did not have a material effect on the Company's Condensed Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We expect to adopt the new standard for our fiscal year beginning January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package. We are still evaluating the impact of the new standard on our financial statements.

NOTE 2 – ACQUISITIONS

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). During the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included:(i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment would have resulted in a $63,750 and $102,500 net increase in accumulated amortization and amortization expense previously recorded for the three-month and six-month period ended June 30, 2017. This measurement period adjustment is reflected in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table presents the purchase price consideration:

	Preliminary Purchase Price Allocation	Cumulative Measurement Period Adjustment	Final Purchase Price Allocation
Net tangible assets acquired:

Technology development	$1,400,000	$1,500,000	$2,900,000

Customer contracts	10,000	(10,000)	-

Non-compete agreements	100,000	(100,000)	-

Tangible assets acquired	1,510,000	1,390,000	2,900,000

Goodwill	3,240,000	(1,390,000)	1,850,000

Total purchase price	4,750,000	-	4,750,000

Less: Issuance of shares	(2,666,666)	-	(2,666,666)

Less: Debt issued	(1,333,334)	-	(1,333,334)

Cash paid	$750,000	$-	$750,000

NOTE 3 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Vehicles	$472,870	$472,870
Furniture and equipment	208,849	149,643
Technology development	4,024,854	3,406,786
Total property and equipment	4,706,573	4,029,299
Less: accumulated depreciation and amortization	1,092,061	668,467
Property and equipment, net	$3,614,512	$3,360,832

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

At June 30, 2018, capitalized technology development costs were $4,024,854, which includes $2,900,000 of software acquired in the NextGen acquisition. Total technology costs incurred for the three-month and six-month periods ended June 30, 2018 were $643,589 and $1,112,897, respectively of which $432,100 and $618,069, respectively was capitalized and $211,489 and $494,828, respectively was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2018 was $185,071 and $358,831, respectively. Total technology development costs incurred for the three month and six-month periods ended June 30, 2017 was $272,000 and $477,366, respectively of which $163,306 and $290,664, respectively was capitalized and $108,694 and $186,702, respectively was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2017 was $81,698 and $129,945, respectively. Depreciation on furniture and equipment for the three-month and six-month periods ended June 30, 2018 was $32,756 and $64,764, respectively. Depreciation on furniture and equipment for the three-month and six-month periods ended June 30, 2017 was $20,388 and $20,974, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts payable	$1,688,363	$1,094,310
Accrued payroll	112,335	79,288
Other accrued expenses	3,211	5,618
	$1,803,909	$1,179,216

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020. Net of debt discount of $443,896 and $540,924 as of June 30, 2018 and December 31, 2017, respectively.	223,104	126,076

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at June 30, 2018 was 7.2%. Principal and interest is payable on demand.	2,568,053	-

Loan Agreement with Hercules Capital Inc. dated April 30, 2018. Interest only at 10.75% and is payable monthly through December 1, 2018. Principal and interest payments commence on January 1, 2019 through maturity which is May 1, 2021. Net of $738,182 of unamortized debt issuance costs.	4,489,317	-

Line of credit-floor plan dated November 2, 2017. Facility provides up to $2,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2017 was 6.5%. Principal and interest is payable on demand.	-	1,081,593
	$8,613,808	$2,541,003
Current portion	3,615,291	1,081,593

Long-term portion	$4,998,517	$1,459,410

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued the NextGen Note. Interest will be paid semi-annually and accrues (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from such second anniversary of the closing date through the maturity date, which is February 8, 2020. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, a wholly-owned subsidiary of the Company (“NextGen Pro”), pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), in favor of NextGen from NextGen Pro, and a related Security Agreement by and among NextGen and NextGen Pro each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. On or about December 31, 2017, NextGen assigned all of its right, title and interest in the NextGen Note to Halcyon Consulting LLC. Interest expense on the NextGen Note for the three-month and six-month periods ended June 30, 2018 was $21,607 and $43,927, respectively.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes in the amount of $667,000 (the “Private Placement Notes”), in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. The Private Placement Notes are governed by the law of the State of Nevada. Based on the relative fair values attributed to the Class B Common Stock and the Private Placement Notes, the Company recorded a debt discount on the Private Promissory Notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at June 30, 2018 was 26.0%. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2018 was $63,893 and $121,698, respectively, which included debt discount amortization of $49,913 and $97,028, respectively for the three-month and six-month periods ended June 30, 2018.

Line of Credit-Floor Plans

On November 2, 2017, the Company, through RMBL MO, entered into a floor plan line of credit (the “Floor Plan Line”) with NextGear Capital, Inc. (“NextGear”) in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. Any advance under the Floor Plan Line bears interest on a per annum basis from the date of the request of such advance (or date of the financed receivable, as applicable), based upon a 360-day year, and such interest shall be compounded daily until such outstanding advances are paid in full at a rate of interest set forth in schedules published by NextGear. As of December 31, 2017, the effective rate of interest was 6.5%. Advances and interest under the Floor Plan Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement), or of the receivable, as applicable. The Floor Plan Line was secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment was guaranteed by the Company pursuant to a guaranty in favor of the NextGear and its affiliates. On February 20, 2018, the Company notified NextGear that it was terminating the Floor Plan Line, and all security or other credit documents entered into in connection therewith. At the time of the notification, there was no indebtedness outstanding under the Floor Plan Line.

On February 16, 2018, the Company, through RMBL MO, entered into the Credit Facility pursuant to which Ally may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL, MO to maintain 10.0% of the advanced amount as restricted cash.  Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment.  Upon any event of default (including, without limitation, the RMBL MO obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2018 was $3,517 and $9,600, respectively

Loan Agreement-Hercules Capital

On April 30, 2018 (the “Closing Date”), the Company, and it wholly owned subsidiaries (collectively the “Borrowers”), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15 million (the "Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Loan has an initial 36-month maturity and initial 10.5% interest rate.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to $5.0 million is advanced at the parties agreement) shares of the Company’s Class B Common Stock (the “Warrant”) at an exercise price of $5.50 per share (the “Warrant Price”). The Warrant is immediately exercisable and expires on April 30, 2023. If at any time before April 30, 2019, the Company makes a New Issuance (as defined below) for no consideration or for a consideration per share less than the Warrant Price in effect immediately before the New Issuance (a “Dilutive Issuance”) or the consideration for an issuance is later adjusted downward with certain exceptions as set forth in the Warrant, then the Warrant Price will be reduced to an amount equal to the lower consideration price or adjusted exercise price or conversion price (the “New Issuance Price”).  If at any time after April 30, 2019, the Company makes a Dilutive Issuance, then the Warrant Price will be reduced to the amount computed using the following formula:  A*[(C+D)/B].  For purposes of this formula, (i) A represents the Warrant Price in effect immediately before the Dilutive Issuance, (ii) B represents the number of shares of common stock outstanding immediately after the New Issuance (on a fully-diluted basis), (iii) C represents the number of shares of common stock outstanding immediately before the New Issuance (on a fully-diluted basis), and (iv) D represents the number of shares of common stock that would be issuable for total consideration to be received for the New Issuance if the purchaser paid the Warrant Price in effect immediately prior to the New Issuance.  New Issuance shall mean (A) any issuance or sale by the Company of any class of shares of the Company (including the issuance or sale of any shares owned or held by or for the account of the Company) other than certain excluded securities as set forth in the Warrant, (B) any issuance or sale by the Company of any options, rights or warrants to subscribe for any class of shares of the Company other than certain excluded securities as set forth in the Warrant, or (C) the issuance or sale of any securities convertible into or exchangeable for any class of shares of the Company other than certain excluded securities as set forth in the Warrant.

Advances under the Loan ("Advances") will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, and (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

Upon any event of default, Hercules may, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by Borrowers. In connection with the Loan Agreement, Hercules required the holders of the NextGen Note and the Private Placement Notes to enter into subordination agreements and required Ally to enter into an intercreditor agreement.

The Loan is secured by a grant of a security interest in substantially all assets of the Borrowers (the “Collateral”), except the Collateral does not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any. The effective interest rate at June 30, 2018 was 22.0%. Interest expense on the Loan for the three-month period ended June 30, 2018 was $149,115, which included amortization of issuance costs of $57,657.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 30, 2017, the Company’s stockholders approved the RumbleOn Inc. Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. On June 25, 2018, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 2,000,000 shares of Class B Common Stock. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant. As of June 30, 2018, the Company has granted 1,202,000 RSUs under the Plan to certain directors, officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $4,968,720 as of June 30, 2018. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Forfeitures are based on the historic employee behavior under similar stock-based compensation plans. Compensation expense recognized for these grants for the three-month and six-month periods ended June 30, 2018 is $349,388 and $676,095, respectively. As of June 30, 2018, the Company has approximately $3,789,603 in unrecognized stock-based compensation, with an average remaining vesting period of 2.75 years. Compensation expense recognized for the grants for the three-month and six-month periods ended June 30, 2017 was $129,787.

NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three-months Ended June 30,		Six-months Ended June 30,
	2018	2017	2018	2017
Selling, General and Administrative:
Compensation and related costs	$1,530,427	$801,162	$2,930,903	$923,092
Advertising and marketing	2,229,837	242,906	3,352,135	269,036
Professional fees	236,598	186,188	446,461	532,445
Technology development	211,489	108,694	494,828	186,702
General and administrative	1,337,158	370,017	2,201,674	452,899
	$5,545,509	$1,708,967	$9,426,001	$2,364,174

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six-month period ended June 30, 2018 and 2017:

	Six-Months Ended June 30,
	2018	2017
Cash paid for interest	$139,794	$-

Note payable issued on acquisition	$-	$1,333,334

Conversion of notes payable-related party	$-	$206,209

Issuance of shares for acquisition	$-	$2,666,666

NOTE 9 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On June 30, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1%. The remeasurement of the Company’s deferred tax balance was primarily offset by application of its valuation allowance.

In projecting the Company’s income tax expense for the year ended December 31, 2018, management has concluded it is not likely to recognize the benefit of its deferred tax asset, net of deferred tax liabilities, and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three-month and six-month periods ended June 30, 2018 and 2017. At December 31, 2017, the Company had an operating loss carryforward of approximately $8,740,879 which begins to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $2,149,654 for the year ended December 31, 2017.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 10 – LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2018 did not include 1,202,000 of RSUs and 300,068 of warrants to purchase shares of Class B Common Stock as their inclusion would be antidilutive. The computation of diluted net loss per share for the three-month and six-month periods ended June 30, 2017 did not include 560,000 of RSUs to purchase shares of Class B Common Stock as their inclusion would be antidilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock at a price of $4.00 per share for aggregate proceeds of $2,480,000 in a private placement (the “2017 Private Placement”). Also, in May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement.

A key component of the Company’s business model is to utilize regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership (the “Dealer”) to which Mr. Chesrown, the Company’s Chief Executive Officer, has provided financing in the form of a $400,000 promissory note. The note matures on May 1, 2019 and interest is payable monthly at 5% per annum. Revenue recognized by the Company from the Dealer for the three-month and six-month periods ended June 30, 2018 was $506,500 and $605,005 or 3.6% and 2.8%, respectively, of the Company’s total Revenue. Cost of revenue recognized by the Company from the Dealer for the three-month and six-month periods ended June 30, 2018 was $458,356 and $551,847 or 3.6% and 2.7%, respectively of the Company’s total Cost of revenue. Included in Accounts receivable at June 30, 2018 is $54,876 owed to the Company by the Dealer. Revenue recognized by the Company from the Dealer for the three-month and six-month periods ended June 30, 2017 was $1,995 and $86,329 or 1.7% and 55.6% of the Company’s total Revenue, respectively. In addition, the Company subleased warehouse space from the Dealer that was separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility served as the northwestern regional distribution center for the Company. The lease was terminated on June 30, 2018. For the three-month and six-month periods ended June 30, 2018, the Company paid $45,000 and $90,000, respectively, in rent under the sublease. This amount is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. There were no sublease payments for the three-month and six-month periods ended June 30, 2017.

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon Consulting, LLC (“Halcyon”), to provide development and support services to the Company. Mr. Kakarala, a director of the Company, currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company paid Halcyon hourly fees for specific services, set forth in the Services Agreement. The Company reimbursed Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. The Services Agreement was terminated on March 31, 2018. For the six-month period ended June 30, 2018, the Company paid $54,159 under the Services Agreement. For the three and six-months periods ended June 30, 2017, the Company paid $266,600 and $471,966, respectively under the Services Agreement.

As of June 30, 2018, the Company had promissory notes in the aggregate principal amount of $370,556, plus accrued interest of $7,766 due (1) to an entity controlled by a director of the Company and (2) to that director. The promissory notes were issued in connection with the completion of a private placement for the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for aggregate proceeds of $1,350,000 on March 31, 2017. These notes represent $370556 of the Private Placement Notes described in Note 5 Notes Payable Interest expense on the promissory notes for the three-month and six-month periods ended June 30, 2018 was $35,496 and $67,610, respectively, which included debt discount amortization of $27,730 and $53,904, respectively. Interest expense on the promissory notes for the three-month and six-month periods ended June 30, 2017 was $28,019, which included debt discount amortization of $22,014. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of June 30, 2018 and December 31, 2017, we were not aware of any threatened or pending material litigation.

NOTE 13 – SUBSEQUENT EVENTS

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for net proceeds to the Company of approximately $12.9 million. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter’s exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report.

Overview

RumbleOn operates a capital light disruptive e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. Our initial emphasis has been motorcycles and other powersports, however, our platform is able to accommodate any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks.

Serving both consumers and dealers, through our online marketplace platform, we make cash offers for the purchase of pre-owned vehicles. In addition, we offer a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with our regional partners including dealers and auctions. We utilize regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

Our business model is driven by a technology platform we acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). The acquired system provides integrated vehicle appraisal, inventory management, customer relationship and lead management, equity mining, and other key services necessary to drive our online marketplace. Over the past 16 years, the developers of the software have designed and built high-quality application solutions for dealers and large multi-national clients.

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

	Three-Months Ended June 30,		Six- Months Ended June 30,
	2018	2017	2018	2017
Vehicles sold	2,013	9	2,891	9
Vehicle inventory available on website	931	-	931	-
Average days to sale	28	19	32	19
Average total vehicle selling price	$7,113	$9,104	$7,757	$9,104
Total average per vehicle:
Gross Sales Profit	$1,046	$1,821	$1,073	$1,821
Gross Sales Margin	14.7%	20.0%	13.8%	20.0%
Gross Profit	$798	$420	$795	$420
Gross Margin	11.2%	4.6%	10.3%	4.6%

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

Gross Sales Profit

Gross sales profit is generated on pre-owned vehicle sales from the difference between the retail selling price of the vehicle minus our cost to acquire the vehicle. We define total average gross sales profit per vehicle as the aggregate gross sales profit in a given period divided by pre-owned vehicles sold in that period. Average gross sales margin is gross sales profit as a percentage of pre-owned vehicle sales. We believe gross sales profit is a key measure of our ability to utilize technology to determine the cost at which we can purchase vehicles relative to the price for which we can sell them and maintain our targeted margins. The cost of preparing a vehicle for sale, which includes inspection, reconditioning and transportation are excluded from this metric and are tracked independently. As our regional partner network is expanded and the volume of vehicles acquired grows we expect to see significant declines in these preparation costs per vehicle which in turn will provide more meaningful comparison data to other vehicle sellers.

Gross Profit

We generate gross profit on pre-owned vehicle sales from the difference between the retail selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We define total average gross profit per vehicle as the aggregate gross profit in a given period divided by pre-owned vehicles sold in that period. Average gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Total average gross profit per vehicle is driven by sales of pre-owned vehicles to consumers and dealers which provides an opportunity to generate finance and vehicle service contract revenue from consumer sales. We believe average gross profit per vehicle is a key measure of our growth and long-term profitability.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue is derived primarily from the our online marketplace and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of the our payment is probable.

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

Pre-owned vehicle sales represent the aggregate sales of pre-owned vehicles to consumers and dealers through our website or at auctions. We generate gross profit on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. At this stage of our development, changes in both retail pre-owned vehicles sold and average selling price will drive changes in revenue.

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

Our average retail selling price depends on the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost pre-owned vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. Additionally, we have shifted away from our initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned other makes of powersports vehicles which is a better representation of the overall powersport market. As a result of this change in mix, we expect our average selling price of pre-owned vehicles will decline from current levels, however we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of other makes of powersports vehicles. We anticipate, however that our gross margin percentage will be the same or could improve.

The number of pre-owned vehicles sold to dealers at auctions is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin and (ii) a need to balance our overall inventory mix and quantity levels against days to sales targets.

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

●
Vehicle Service Contracts. At the time of pre-owned vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including Extended Protection Plan (“EPPs”) products and vehicle appearance protection. EPP products include extended service plans (“ESPs”), which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection (“GAP”), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products. The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. Commission revenue is recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations is estimated based upon historical industry experience and recent trends. Our risk related to contract cancellations is limited to the revenue that we receive.

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

Vehicle Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profit achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross profit. Pre-owned vehicles sold to dealers through online auctions are sold at market. Factors affecting gross profit from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel. Additionally, we have shifted away from our initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned other makes of powersports vehicles that is a better representation of the overall powersport market. Because of this change in mix our average selling price of pre-owned vehicles will decline from current levels; however, we anticipate the decrease in average selling price to be offset, in part, by an increase in volume sales of other makes of powersports vehicles. We anticipate however that our gross margin percentage will be the same or could improve.

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

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development and (ii) depreciation of vehicle, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

Interest Expense

Interest expense includes interest incurred and the amortization of debt discount on notes payable and other long-term debt, which was used to fund startup costs and expenses, technology development, inventory, our transportation fleet, property and equipment and the acquisition of NextGen.

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

Revenue Recognition

Revenue is derived primarily from our online marketplace and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) the product or service has been provided to the customer; (iii) the amount to be paid by the customer is fixed or determinable; and (iv) the collection of our payment is probable.

We sells pre-owned vehicles to consumers and dealers primarily through our website or regional partners, which primarily include auctions. Revenue from pre-owned vehicle sales is recognized when the vehicle is delivered, a sales contract is signed, and the purchase price has either been received or collectability has been established, net of a reserve for returns. Our return policy allows customers to return their purchases within three days from delivery. Our reserve for sales returns is estimated using historical experience and trends. The establishment of reserves for sales returns is dependent on a number of variables. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro- economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results.

Vehicle finance fee revenue is recognized upon delivery of the vehicle to the customer, when the sales contract is signed, and the financing has been arranged. We may be charged back for a fee in the event a contract is prepaid, defaulted upon, or terminated. Our risk related to contract cancellations is limited to the commissions that we receive. Cancellations will fluctuate depending on the customer financing default or prepayment rates and shifts in customer behavior. To the extent that actual experience differs from historical trends, there could be adjustments to our finance contract cancellation reserves.

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

Vehicle Inventory

Pre-owned vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of pre-owned vehicles primarily acquired from consumers and includes the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is based on the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn data of similar vehicles, as well as independent market resources. Each reporting period, we recognize any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value, which is recognized in Cost of revenue in our Condensed Consolidated Statements of Operations.

Purchase Accounting for Business Combinations

On February 8, 2017, we acquired substantially all of the assets of NextGen, which was accounted under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $4,750,000 to acquire NextGen was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with GAAP at the time the acquisition was consummated, we valued the purchase price to acquire NextGen based upon the fair value of the consideration paid which included 1,523,809 shares of Class B Common Stock issued at a negotiated fair value.

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

Determining the fair value of certain assets and liabilities acquired requires significant judgment and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we used the one-year period following the consummation of the acquisition to finalize the estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we obtained an appraisal from an independent valuation firm for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of these assumptions were based on available historical information. As a result of this valuation, during the fourth quarter of 2017 we finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment for the three-month and six-month periods ended June 30, 2017 would have resulted in a net increase in previously recorded accumulated amortization and amortization expense of $63,750 and 102,500, respectively. This measurement period adjustment has been recorded in our Annual Report on Form 10-K and our Consolidated Financial Statements as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. The we made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. See Item 1 of Part I, Financial Statements, Note 2 “Acquisitions” for additional discussion.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. We have concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of June 30, 2018.

Common Stock Warrants

We account for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide us with a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such warrants are indexed to our own stock is classified as equity. We classify as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. We assess classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. Our freestanding derivatives consisting of 218,250 warrants to purchase common stock that were issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock satisfied the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to our own common stock. We use the Black-Scholes pricing model to value the derivative warrant as an equity instrument. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, which requires us to develop its own assumptions for: (i) risk-free interest rate; (ii) volatility of the market price of our common stock; and (iii) expected dividend yield. As a result, if factors change and different assumptions are used, the warrant equity value and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of our common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2017-11 during 2018.

Stock Based Compensation

We are required to make estimates and assumptions related to our valuation and recording of stock-based compensation expense under current accounting standards. These standards require all share-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense.

On June 30, 2017, our stockholders approved a Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. The Plan allows us to grant a variety of stock-based and cash-based awards to Eligible Individuals. On June 25, 2018, our stockholders approved, an amendment to the Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 2,000,000 shares of Class B Common Stock. We estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of our Class B Common Stock on the date of grant and is recognized as an expense utilizing the following vesting schedule for most participants (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. Accounting for stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of our Class B Common Stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of our Class B common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Item 1 of Part I, Financial Statements, Note 1 “Description of Business and Significant Accounting Policies—Stock-Based Compensation.”

Newly Issued Accounting Pronouncements

We have adopted FASB ASU 2014-09, Revenue from Contracts with Customers related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The adoption of the standard did not have a material impact on our Condensed Consolidated Financial Statements. We primarily sell products and recognize revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. Our performance obligations are clearly identifiable, and the adoption of this standard did not require any changes to the assessment of such performance obligations or the timing of our revenue recognition as a result of the adoption of the new standard.

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess goodwill for impairment.  We have adopted this guidance for periods after January 1, 2018. The adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We expect to adopt the new standard for our fiscal year beginning January 1, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package. We are still evaluating the impact of the new standard on our financial statements.

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-month and six-month periods ended June 30, 2018 and 2017, respectively, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three-Months Ended June 30,		Six-Months Ended June 30
	2018	2017	2018	2017
Revenue:
Pre-owned vehicle sales	$13,818,116	$81,940	$21,845,796	$81,940
Other sales and revenue	96,418	34,582	148,942	73,471
Total revenue	13,914,534	116,522	21,994,738	155,411

Cost of revenue	12,649,704	114,643	20,171,005	149,331

Gross Profit	1,264,830	1,879	1,823,733	6,080

Selling general and administrative	5,545,509	1,708,967	9,426,001	2,364,174

Depreciation and amortization	217,827	113,335	423,595	173,420

Operating loss	(4,498,506)	(1,820,423)	(8,025,863)	(2,531,514)

Interest expense	237,820	71,804	324,340	283,606

Net loss before provision for income taxes	(4,736,326)	(1,892,227)	(8,350,203)	(2,815,120)

Benefit for income taxes	-	-	-	-

Net loss	$(4,736,326)	$(1,892,227)	$(8,350,203)	$(2,815,120)

Results of Operations for the Three-Month and Six-Month periods ended June 30, 2018 and June 30, 2017

Pre-owned Vehicle Sales

Three-Months Ended June 30, 2018 Versus 2017. Pre-owned vehicle sales increased by $13,736,176 to $13,818,116 for the three-months ended June 30, 2018 compared to $81,940 for the same period of 2017. The increase in sales was primarily due to an increase in the number of pre-owned vehicles sold to 2,013 for the three-month period ended June 30, 2018 as compared to 9 for the same period of 2017. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by significant growth in visits to the RumbleOn website, a surge in requests for cash offers by consumers and dealers, expanded levels of inventory available for sale, an enhanced digital and social media advertising campaign, increased awareness of the RumbleOn brand and customer referrals. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing. The average selling price of our pre-owned vehicles for the three-months ended June 30, 2018 decreased to $7,113 from $9,104 for the same period of 2017, primarily due to a shift in inventory mix as we continued to transition from its initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which is a better representation of the overall powersport market. For the three-months ended June 30, 2018, 53.7% of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $9,314 as compared to an average total selling price of $4,565 for non-Harley Davidson sales. The average selling price of pre-owned vehicles sold will also fluctuate from period to period based on changes in the sales mix to consumers and dealers in any given period. During the three-months ended June 30, 2018, 89.6% of the preowned vehicles sold were to dealers at an average total selling price of $6,980 as compared to an average total selling price of $8,781 to consumers. During the three-months ended June 30, 2017, all the preowned vehicles sold were Harley-Davidson and were to dealers at an average total selling price of $9,104.

Six-Months Ended June 30, 2018 Versus 2017. Pre-owned vehicle sales increased by $21,763,856 to $21,845,796 for the six-months ended June 30, 2018 compared to $81,940 for the same period of 2017. The increase in sales was primarily due to an increase in the number of pre-owned vehicles sold to 2,891 for the six-month period ended June 30, 2018 as compared to 9 for the same period of 2017. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by significant growth in visits to the RumbleOn website, a surge in requests for cash offers by consumers and dealers, expanded levels of inventory available for sale, an enhanced digital and social media advertising campaign, increased awareness of the RumbleOn brand and customer referrals. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing. The average selling price of our pre-owned vehicles for the six-months ended June 30, 2018 decreased to $7,575 from $9,104 for the same period of 2017, primarily due to a shift in inventory mix as we continued to transition from our initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which is a better representation of the overall powersport market. For the six-months ended June 30, 2018, 58.5% of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $9,848 as compared to an average total selling price of $4,805 for non-Harley Davidson sales. The average selling price of pre-owned vehicles sold will also fluctuate from period to period based on changes in the sales mix to consumers and dealers in any given period. During the six-months ended June 30, 2018, 89.9% of the pre-owned vehicles sold were to dealers at an average selling price of $7,560 as compared to an average selling price of $10,026 to consumers. During the six-months ended June 30, 2017, all the preowned vehicles sold were Harley-Davidson and were to dealers at an average total selling price of $9,104.

Other Sales and Revenue

Three-Months Ended June 30, 2018 Versus 2017. Other sales and revenue primarily consist of fees for finance contracts, sales of vehicle service contracts; subscription fees from dealers and the sale of vehicles at wholesale. Other sales and revenue increased by $61,836 to $96,418 for the three-months ended June 30, 2018 as compared to $34,582 for the same period of 2017. This increase was primarily driven by the increase in: (i) retail units sold which led to an increase in loans originated and sold, as well as an increase in service contracts sales; and (ii) sales to a wholesaler of pre-owned vehicles acquired that did not meet our quality standards to list and sell through its website. These increases were offset by a decline in subscription fees received from dealers as we have discontinued the licensing of its software to new dealers.

Six-Months Ended June 30, 2018 Versus 2017.  Other sales and revenue increased by $75,471 to $148,942 for the six-months ended June 30, 2018 as compared to $73,471 for the same period of 2017. This increase was primarily driven by the increase in: (i) retail units sold which led to an increase in loans originated and sold, as well as an increase in service contracts sales; and (ii) sales to a wholesaler of pre-owned vehicles acquired that do not meet our quality standards to list and sell through its website. These increases were offset by a decline in subscription fees received from dealers as we have discontinued the licensing of our software to new dealers.

Expenses

Cost of Revenue

Three-months Ended June 30, 2018 Versus 2017. Total cost of revenue increased by $12,535,061 to $12,649,704 for the three-months ended June 30, 2018 compared to $114,643 for the same period in 2017. This increase was driven by the increase in pre-owned vehicles sold to consumers and dealers during the three-month period ended June 30, 2018 as compared to the same period in 2017.

Cost of pre-owned vehicle sales for the three-months ended June 30, 2018 was $12,552,230 which consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $11,795,292 from the sale of 1,947 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $6,058; (ii) reconditioning costs of $115,962; (iii) transportation costs of $537,015; and (iv) inventory reserves of $103,961. The average acquisition cost for the 1,045 pre-owned Harley-Davidson sold for the three-months ended June 30, 2018 was $8,129 as compared to $3,659 for the 902 non-Harley-Davidson pre-owned vehicles sold in the period. The acquisition cost of pre-owned vehicle sales for the three-months ended June 30, 2017 was $78,061 from the sale to dealers of 9 pre-owned Harley-Davidson vehicles that had an average acquisition cost of $8,688.

Cost of other sales and revenue for the three-months ended June 30, 2018 was $97,474 consisting primarily of: (i) the cost of finance and service contracts sold to consumers in connection with their purchase of a pre-owned vehicle; (ii) 66 pre-owned vehicles to a wholesaler at an average acquisition cost of $652 per unit; and (iii) costs and expenses associated with supporting our software solution for dealer under subscription arrangements. The costs of finance and vehicle service contracts for the three-months ended June 30, 2018 was $17,880. For the three-months ended June 30, 2017 there were no wholesale sales or sales of service contracts. Cost and expenses associated with subscription revenue generated from dealers for the three-months ended June 30, 2018 was $35,248 as compared to $29,677 for the same period in 2017.

Six-months Ended June 30, 2018 Versus 2017. Total cost of revenue increased by $20,021,674 to $20,171,005 for the six-months ended June 30, 2018 compared to $149,331 for the same period in 2017. This increase was driven by the increase in pre-owned vehicles sold to consumers and dealers during the six-month period ended June 30, 2018 as compared to the same period in 2017.

Cost of pre-owned vehicle sales for the six-months ended June 30, 2018 was $20,024,239 which consisted primarily of: (i) the acquisition cost of vehicles sold to consumers and dealers of $18,844,104 from the sale of 2,825 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $6,670; (ii) reconditioning costs of $241,961; (iii) transportation costs of $794,213; and (iv) inventory reserves of $143,961. The average acquisition cost for the 1,654 pre-owned Harley-Davidson sold for the six-months ended June 30, 2018 was $8,652 as compared to $3,871 for the 1,171 non-Harley-Davidson pre-owned vehicles sold in the period. The acquisition cost of pre-owned vehicle sales for the six-months ended June 30, 2017 was $78,061 from the sale to dealers of 9 pre-owned Harley Davidson vehicles that had an average acquisition cost of $8,688.

Cost of other sales and revenue for the six-months ended June 30, 2018 was $146,766 consisting of: (i) the cost of finance and service contracts sold to consumers in connection with their purchase of a pre-owned vehicle; (ii) 66 pre-owned vehicles to a wholesaler at an average acquisition cost of $652 per unit; and (iii) costs and expenses associated with supporting our software solution for dealer under subscription arrangements. The costs of finance and vehicle service contracts for the six-months ended June 30, 2018 was $38,243. For the six-months ended June 30, 2017 there were no wholesale sales or sales of service contracts. Cost and expenses associated with subscription revenue generated from dealers for the six-months ended June 30, 2018 was $62,384 as compared to $64,365 for the same period in 2017.

Gross Profit

Three-Months Ended June 30, 2018 Versus 2017. Pre-owned vehicle gross profit increased by $1,262,951 to $1,264,830 during the three-months ended June 30, 2018, compared to $1,879 for the same period of 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $798 or a 11.2% gross margin for the three-months ended June 30, 2018 compared to $420 or 4.6% gross margin for the same period of 2017. The increase was primarily driven by: (i) a shift in sales mix volume from Harley Davidson to lower priced higher gross margin non-Harley Davison brands; (ii) lower reconditioning costs resulting from cost efficiencies; and (iii) lower freight costs associated with the expansion of our partner network.

Six-Months Ended June 30, 2018 Versus 2017. Pre-owned vehicle gross profit increased by $1,817,653 to $1,823,733 during the six-months ended June 30, 2018, compared to $6,080 for the same period of 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $795 or a 10.3% gross margin for the six-months ended June 30, 2017 compared to $420 or 4.6% gross margin for the same period of 2017. The increase was primarily driven by: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands; (ii) lower reconditioning costs resulting from cost efficiencies; and (iii) lower freight costs associated with the expansion of our partner network.

Selling, general and administrative

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2018	2017	2018	2017
Selling general and administrative:
Compensation and related costs	$1,530,427	$801,162	$2,930,903	$923,092
Advertising and marketing	2,229,837	242,906	3,352,135	269,036
Professional fees	236,598	186,188	446,461	532,445
Technology development	211,489	108,694	494,828	186,702
General and administrative	1,337,158	370,017	2,201,674	452,899
	$5,545,509	$1,708,967	$9,426,001	$2,364,174

Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2018 increased by $3,836,542 and $7,061,827, respectively, as compared to the same periods in 2017. The increase is a result of the continued expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs for the three-month and six-month periods ended June 30, 2018 increased by $729,265 and $2,007,811, respectively, as compared to the same periods in 2017. The increase was driven by the rapid expansion of our business which resulted in increased headcount to support this growth. The increases in compensation and related cost, primarily consist of: (i) executive management compensation of $341,111 and $992,391, respectively; (ii) administration of $97,739 and $197,474, respectively; (iii) marketing and advertising of $89,071 and $232,507, respectively; and (iv) product acquisition and distribution of $99,691 and $249,907, respectively. As our business grows we will continue to add headcount in all areas of the Company which will result in an increase in compensation and related expenses in absolute dollar terms but significantly decline as a percentage of total revenue.

Advertising and marketing for the three-month and six-month periods ending June 30, 2018, increased by $1,986,931 and $3,083,099, respectively, as compared to the same periods in 2017. This increase is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to the digital channels, our paid advertising efforts also include display advertisements, retargeting, organic, direct mail, video marketing, automation and aggressive event marketing. We believe our demographic focus of nurturing the buyer personas of both consumers and dealers, ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platform. As we continue to source and scale our addressable market, advertising and marketing spending will continue to increase in absolute dollar terms but will decline on a cost per unit and as a percentage of total revenue.

Professional fees for the three-month period ended June 30, 2018 increased by $50,410 as compared to the same period in 2017. This increase was primarily a result of significant legal, accounting and other professional fees and expenses incurred during the period ended June 30, 2018 in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) financing activities; (ii) general corporate matters; (iii) the preparation of quarterly and annual financial statements; and (iv) the preparation and filing of regulatory reports required of the Company for public reporting purposes. Professional fees for the six-months ended March 31, 2018 decreased by $85,984 as compared to the same period in 2017. The decrease was primarily a result of the significant legal, accounting and other professional fees and expenses incurred in the period ending June 30, 2017 for the: (i) NextGen acquisition; (ii) 2016 Private Placement (as defined below); and (iii) second tranche of the 2016 Private Placement. For additional information, see Note 2 – “Acquisitions” and Note 5 - “Notes Payable” and Note 6 - “Stockholders’ Equity,” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses for the three-month and six-month periods ended June 30, 2018 increased $102,795 and $308,126, respectively as compared to the same periods in 2017. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects. Included in these new technology development projects were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; and (vi) deal-jacket tracking tool. Total technology costs and expenses incurred for the three-month and six-month periods ended June 30, 2018 were $643,589 and $1,112,897, respectively, as compared to $272,000 and $477,366, respectively, for the same periods of 2017. The increase was a result of a significant increase in the number of technology development projects to meet the growing demands of the business. Total technology costs and expenses capitalized for the three-month and six-month periods ended June 30, 2018 were $432,100 and $618,069, respectively, as compared to $163,306 and $290,664, respectively, for the same periods in 2017. For the three-month and six-month periods ended June 30, 2018, a third-party contractor billed $449,705 and $754,431, respectively, of the total technology development costs as compared to $257,000 and $457,366, respectively, for the same periods of 2017. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2018 were $185,071 and $358,831, respectively, as compared to $81,698 and $129,945, respectively, for the same periods of 2017. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three-month and six-month periods ended June 30, 2018 increased $967,141 and $1,748,775, respectively, as compared to the same periods in 2017. The increase is a result of the cost and expenses associated with the continued progress made and growth experienced in the development of our business, expansion of our Dallas operations center and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $91,035 and $72,992, respectively; (ii) Other miscellaneous expenses related to the growth of the business of $175,341 and $252,343, respectively; (iii) office supplies and process application software of $60,717 and $94,365, respectively; (iv) rent of $83,805 and $136,773, respectively; and (v) transportation cost and auction fees associated with selling vehicles of $483,739 and $747,256, respectively.

Depreciation and Amortization

Depreciation and amortization for the three-month and six-month periods ended June 30, 2018 increased by $104,492 and $250,175, respectively, as compared to the same periods in 2017. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and six-month periods ended June 30, 2018 included: (i) capitalized technology acquisition and development costs of $432,100 and $618,069, respectively and (ii) the purchase of vehicles, furniture and equipment of $37,211 and $59,206, respectively. For the three-month and six-month periods ended June 30, 2018 amortization of capitalized technology development were $185,071 and $358,831, respectively, as compared to $81,698 and $129,945, respectively, for the same periods of 2017. Depreciation and amortization on vehicle, furniture and equipment was $32,756 and $64,764, respectively, as compared to $20,388 and $20,974, respectively, for the same periods of 2017.

Interest Expense

Interest expense for the three-month and six-month periods ended June 30, 2018 increased by $166,016 and $40,734, respectively, as compared to the same periods in 2017. Interest expense consists of interest on the: (i) Hercules Note; (ii) NextGen Note; (iii) Private Placement Notes; and (iv) Credit Facility (each as defined below). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iii) the amortization of the debt issuance costs on the Hercules Note. Interest expense on the Hercules Note for the three-month and six-month periods ended June 30, 2018 was $149,115 and included $57,657 of debt issuance cost amortization. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2018 was $63,893 and 121,698, respectively which included $49,913 and $97,028 of debt discount amortization for the three-month and six-month periods ended June 30, 2018, respectively. Interest expense on the NextGen Note for the three-month and six-month periods ended June 30, 2018 was $21,607 and $43,927 respectively. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2018 was $3,517 and $9,600, respectively. Interest expense on the Private Placement Notes for the three-month period ended June 30, 2017 was $50,434 which included $39,625 of debt discount amortization for the three-month period ended June 30, 2017. Interest expense on the NextGen Note for the three-month and six-month periods ended June 30, 2017 was $21,370 and $33,479, respectively. Interest expense on the BHLP Convertible Note for the six-months ended June 30, 2017 of $199,694. For additional information, see Note 5 - “Notes Payable” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six-month period ended June 30, 2018 and 2017:

	Six-Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(8,803,767)	$(2,746,122)
Net cash used in investing activities	(677,275)	(1,534,252)
Net cash provided by financing activities	6,095,007	3,980,040
Net change in cash	$(3,386,035)	$(300,334)

Operating Activities

Net cash used in operating activities for the six-months ended June 30, 2018 increased $6,057,647 as compared to the same period in 2017. The increase is primarily due to a $5,535,083 increase in our net loss, offset by a $715,467 increase in non-cash expense items and a $1,238,031 increase in operating assets and liabilities. The increase in the net loss for the six-months ended June 30, 2018 was a result of the continued expansion and progress made on the development of our business, resulting in a significant growth in headcount at our operations center and increases in technology development and marketing spending in connection with efficiently sourcing and scaling our addressable markets, acquisition of vehicle inventory, continue development of the Company’s business and for working capital purposes.

Investing Activities

Net cash used in investing activities for the six-months ended June 30, 2018 decreased $856,977 as compared to the same period in 2017 and was primarily a result of the $750,000 of cash used for the purchase of NextGen during the six-month period ending June 30, 2017.

Financing Activities

Net cash provided by financing activities for the six-months ended June 30, 2018 increased $2,114,967 as compared to the same period in 2017. This increase is primarily a result of the: (i) net proceeds of $4,608,546 from the Hercules Note; and (ii) net advances under the Credit Facility of $2,568,053. The proceeds from the Loan Agreement and Credit Facility were used for technology development, acquisition of inventory, continue development of the our business and for working capital purposes.

On February 16, 2018, the Company, through RMBL MO, entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (together with Ally Bank "Ally"), pursuant to which Ally may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL MO to maintain 10.0% of the advanced amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement.

On April 30, 2018 (the :”Closing Date”), the Company, and it wholly owned subsidiaries, (collectively the “Borrowers”), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15 million (the "Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Loan has an initial 36-month maturity and initial 10.5% interest rate.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to 5.0 million is advanced at the parties agreement) shares of the Company’s Class B Common Stock (the “Warrant’) at an exercise price of $5.50 per share (the “Warrant Price”). The Warrant is immediately exercisable and expires on April 30, 2023.

Advances under the Loan ("Advances") will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, and (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

Upon any event of default, Hercules may, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by Borrowers.

The Loan is secured by a grant of a security interest in substantially all assets (the “Collateral”) of the Borrowers, except the Collateral does not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any.

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

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest accrues and will be paid semi-annually at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity which is March 31, 2020. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as additional paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at June 30, 2018 was 26.0%.

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

Investment in Growth

At June 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $5,784,617. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $17,369,500 from our operations through June 30, 2018 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for net proceeds to the Company of approximately $12.9 million. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on June 28, 2018).
4.1	Warrant, dated April 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).
10.1
Loan and Security Agreement, by and among the Company, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, Lender and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).

10.2
Intercreditor Agreement, by and among Hercules Capital, Inc., Ally Bank and Ally Financial, Inc. and agreed to by the Company, NextGen Pro, LLC RMBL Missouri, LLC, and RMBL Texas, LLC, dated April 30, 2018 (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).

10.3
Subordination Agreement, by and among the Company, Halcyon Consulting, LLC, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).

10.4
Subordination Agreement, by and among the Company, Blue Flame Capital, LLC, Lori Sue Chesrown, Ralph Wegis, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.4 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).

10.5
Intellectual Property Security Agreement, by and among Hercules Capital, Inc., the Company and NextGen Pro, LLC, dated April 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company’s Current Report on Form 8-K, filed on May 1, 2018).

10.6	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on June 28, 2018).+
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.
** Furnished herewith.
+ Management Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: July 27, 2018	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)