Form 10-Q
period 2018-09-30
RumbleON, Inc.
filed 2018-11-14
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 9, 2018 was 17,468,291 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 9, 2018.

RUMBLEON, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2018	As of December 31, 2017
ASSETS
Current assets:
Cash	$11,831,602	$9,170,652
Restricted cash	350,000	-
Accounts receivable, net	193,135	577,107
Inventory	5,626,186	2,834,666
Prepaid expense	132,433	308,880
Total current assets	18,133,356	12,891,305

Property and equipment, net	4,145,437	3,360,832
Goodwill	1,850,000	1,850,000
Other assets	103,235	50,693
Total assets	$24,232,028	$18,152,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$1,839,210	$1,179,216
Accrued interest payable	93,324	33,954
Current portion of long-term debt	4,349,746	1,081,593
Total current liabilities	6,282,280	2,294,763

Long-term liabilities:
Notes payable	4,653,708	1,459,410
Accrued interest payable - related party	-	32,665
Total long-term liabilities	4,653,708	1,492,075

Total liabilities	10,935,988	3,786,838

Commitments and contingencies (Notes 4, 5, 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 14,406,291 and 11,928,541 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	14,406	11,929
Additional paid in capital	37,656,377	23,372,360
Accumulated deficit	(24,375,743)	(9,019,297)
Total stockholders’ equity	13,296,040	14,365,992

Total liabilities and stockholders’ equity	$24,232,028	$18,152,830

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-months Ended September 30,		Nine-months Ended September 30,
	2018	2017	2018	2017
Revenue:
Pre-owned vehicle sales	$18,975,968	$3,544,372	$40,821,764	$3,626,312
Other sales and revenue	279,054	161,770	427,997	235,241
Total Revenue	19,255,022	3,706,142	41,249,761	3,861,553

Cost of revenue	17,248,588	3,478,124	37,419,594	3,627,455

Gross profit	2,006,434	228,018	3,830,167	234,098

Selling, general and administrative	8,431,561	2,326,043	17,857,561	4,690,216

Depreciation and amortization	247,669	129,277	671,264	302,697

Operating loss	(6,672,796)	(2,227,302)	(14,698,658)	(4,758,815)

Interest expense	333,448	90,201	657,788	373,808

Net loss before provision for income taxes	(7,006,244)	(2,317,503)	(15,356,446)	(5,132,623)

Benefit for income taxes	-	-	-	-

Net loss	$(7,006,244)	$(2,317,503)	$(15,356,446)	$(5,132,623)

Weighted average number of common shares outstanding - basic and fully diluted	14,920,693	10,018,541	13,626,006	9,105,429

Net loss per share - basic and fully diluted	$(0.47)	$(0.23)	$(1.13)	$(0.56)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine-Months Ended September 30, 2018
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992
Issuance of common stock	-	-	-	-	2,328,750	2,328	13,013,497	-	13,015,825
Issuance of common stock for restricted stock units exercise	-	-	-	-	149,000	149	(149)	-	-
Stock-based compensation	-	-	-	-	-	-	1,093,784	-	1,093,784
Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	176,885	-	176,885
Net loss	-	-	-	-	-	-	-	(15,356,446)	(15,356,446)
Balance, September 30, 2018	-	-	1,000,000	$1,000	14,406,291	$14,406	$37,656,377	$(24,375,743)	$13,296,040

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,356,446)	$(5,132,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	671,264	302,697
Amortization of debt discount	149,906	91,877
Amortization of debt issuance costs	146,607	-
Interest expense on conversion of debt	-	196,076
Share based compensation expense	1,093,784	287,550

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	176,447	(121,846)
Increase in inventory	(2,791,520)	(1,244,658)
Decrease (increase) in accounts receivable	383,972	(320,575)
Increase in other current assets	-	(174,419)
Increase in other assets	(52,542)	-
Increase in accounts payable and accrued liabilities	659,993	1,683,442
Increase in accrued interest payable	26,704	43,351

Net cash used in operating activities	(14,891,831)	(4,389,128)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions	-	(750,000)
Technology development	(1,396,662)	(435,097)
Purchase of property and equipment	(59,206)	(600,175)
Net cash used in investing activities	(1,455,868)	(1,785,272)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	7,424,417	2,167,000
Repayments of line of credit-floor plan	(1,081,593)	-
Proceeds from sale of common stock	13,015,825	3,313,040
Net cash provided by financing activities	19,358,649	5,480,040

NET CHANGE IN CASH	3,010,950	(694,360)

CASH AT BEGINNING OF PERIOD	9,170,652	1,350,580

CASH AND RESTRICTED CASH AT END OF PERIOD	$12,181,602	$656,220

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

In July 2016, Berrard Holdings Limited Partnership (“Berrard Holdings”) acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company’s goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. The Company’s initial emphasis has been motorcycles and other powersports, however, the Company’s platform is able to accommodate any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks.

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

Our business model is driven by our proprietary technology platform. Our initial platform was acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). Since that time, we have expanded the functionality of that platform through a significant number of high-quality technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to the existing platforms for: (i) Retail online auction; (ii) native IOS and Android apps; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, when all of the following conditions are met: (i) there is persuasive evidence of an agreement on an enforceable contract; (ii) the performance obligations are identified based on the goods or services to be transferred; (iii) the transaction price is determinable and collection is probable; and (iv) the product or service has been provided to the customer.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. The Company has concluded that currently it has one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of September 30, 2018.

Technology Development Costs

Technology development costs are accounted for pursuant to ASC 350, Intangibles —Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the term of the arrangement and are not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of September 30, 2018 and December 31, 2017, the Company did not have any investments with maturities greater than three months.

Restricted Cash

In connection with the execution of the Inventory Financing and Security Agreement (“the Credit Facility”) by and among the Company’s subsidiary, RMBL Missouri, LLC (“RMBL MO”), Ally Bank (“Ally”) and Ally Financial, Inc., dated February 16, 2018 the parties entered into a Credit Balance Agreement, and so long as the Company owes any debt to Ally or until the bank otherwise consents, the Company agrees to maintain a Credit Balance at Ally of 1) at least 10% of the amount of the Company’s approved and available credit line under the Credit Facility and 2) no greater than 25% of the total principal amount owed to Ally for inventory financed under the Credit Facility.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Advertising and marketing expenses for the three-month periods ended September 30, 2018 and 2017 was $4,096,521 and $752,017, respectively, and for the nine-month periods ended September 30, 2018 and 2017 was $7,448,656 and $1,060,195, respectively.

Debt Issuance Costs

Debt issuance costs are accounted for pursuant to FASB ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.

Recent Pronouncements

The Company has adopted FASB ASU 2014-09, Revenue from Contracts with Customers, related to revenue recognition. This ASU, along with subsequent ASUs issued to clarify certain provisions and the effective date of ASU 2014-09, provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The entity will recognize revenue to reflect the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The adoption of the standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements. The Company primarily sells products and recognizes revenue at the point of sale or delivery to customers, at which point the earnings process is deemed to be complete. The Company’s performance obligations are identifiable, and the adoption of this standard did not require any changes to the assessment of such performance obligations or the timing of the Company’s revenue recognition as a result of the adoption of the new standard.

The Company has adopted ASU No. 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We have adopted this guidance for periods after January 1, 2018. The adoption of this standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

NOTE 2 – ACQUISITIONS

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). During the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included:(i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment would have resulted in a $63,750 and $166,250 net increase in accumulated amortization and amortization expense previously recorded for the three-month and nine-month periods ended September 30, 2017. This measurement period adjustment is reflected in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table presents the purchase price consideration:

	Preliminary Purchase Price Allocation	Cumulative Measurement Period Adjustment	Final Purchase Price Allocation
Net tangible assets acquired:

Technology development	$1,400,000	$1,500,000	$2,900,000

Customer contracts	10,000	(10,000)	-

Non-compete agreements	100,000	(100,000)	-

Tangible assets acquired	1,510,000	1,390,000	2,900,000

Goodwill	3,240,000	(1,390,000)	1,850,000

Total purchase price	4,750,000	-	4,750,000

Less: Issuance of shares	(2,666,666)	-	(2,666,666)

Less: Debt issued	(1,333,334)	-	(1,333,334)

Cash paid	$750,000	$-	$750,000

NOTE 3 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Vehicles	$472,870	$472,870
Furniture and equipment	208,850	149,643
Technology development	4,803,447	3,406,786
Total property and equipment	5,485,167	4,029,299
Less: accumulated depreciation and amortization	1,339,730	668,467
Property and equipment, net	$4,145,437	$3,360,832

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

At September 30, 2018, capitalized technology development costs were $4,803,448, which includes $2,900,000 of software acquired in the NextGen acquisition. Total technology costs incurred for the three-month and nine-month periods ended September 30, 2018 were $1,012,970 and $2,125,868, respectively of which $778,592 and $1,396,662, respectively was capitalized and $234,378 and $729,206, respectively was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2018 was $213,801 and $572,631, respectively. Total technology development costs incurred for the three-month and nine-month periods ended September 30, 2017 was $236,400 and $713,766, respectively of which $144,433 and $435,097, respectively was capitalized and $91,967 and $278,669, respectively was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2017 was $89,429 and $219,374, respectively. Depreciation on furniture and equipment for the three-month and nine-month periods ended September 30, 2018 was $33,868 and $98,632, respectively. Depreciation on furniture and equipment for the three-month and nine-month periods ended September 30, 2017 was $28,598 and $49,573, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accounts payable	$1,673,885	$1,094,310
Accrued payroll	161,279	79,288
Other accrued expenses	4,046	5,618
	$1,839,210	$1,179,216

NOTE 5 – NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020. Net of debt discount of $391,018 and $540,924 as of September 30, 2018 and December 31, 2017, respectively.	275,982	126,076

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at September 30, 2018 was 6.5%. Principal and interest is payable on demand.	2,829,319	-

Loan Agreement with Hercules Capital Inc. dated April 30, 2018. Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on January 1, 2019 through maturity which is May 1, 2021. Net of $649,233 of unamortized debt issuance costs.	4,564,819	-

Line of credit-floor plan dated November 2, 2017. Facility provides up to $2,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2017 was 6.5%. Principal and interest is payable on demand.	-	1,081,593
	$9,003,454	$2,541,003
Current portion	4,349,746	1,081,593

Long-term portion	$4,653,708	$1,459,410

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued the NextGen Note. Interest will be paid semi-annually and accrues (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from such second anniversary of the closing date through the maturity date, which is February 8, 2020. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, a wholly-owned subsidiary of the Company (“NextGen Pro”), pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), in favor of NextGen from NextGen Pro, and a related Security Agreement by and among NextGen and NextGen Pro each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note. On or about December 31, 2017, NextGen assigned all of its right, title and interest in the NextGen Note to Halcyon Consulting LLC (“Halcyon”). Interest expense on the NextGen Note for the three-month and nine-month periods ended September 30, 2018 was $21,845 and $65,772, respectively.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of a private placement. The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes in the amount of $667,000 (the “Private Placement Notes”), in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and the Private Placement Notes, the Company recorded a debt discount on the Private Promissory Notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at September 30, 2018 was 26.0%. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2018 was $67,169 and $188,867, respectively, which included debt discount amortization of $52,879 and $149,906, respectively for the three-month and nine-month periods ended September 30, 2018.

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

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally and Ally Financial, Inc., a Delaware corporation (“Ally” together with Ally Bank, the “Lender”), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2018 was $18,123 and $27,724, respectively.

Loan Agreement-Hercules Capital

On April 30, 2018 (the “Closing Date”), the Company, and its wholly owned subsidiaries (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. a Maryland Corporation (“Hercules”) pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15.0 million (the “Hercules Loan”). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to $5.0 million is advanced at the party’s agreement) shares of the Company’s Class B Common Stock (the “Warrant”) at an exercise price of $5.50 per share (the “Warrant Price”). The Warrant is immediately exercisable and expires on April 30, 2023. If at any time before April 30, 2019, the Company makes a New Issuance (as defined below) for no consideration or for a consideration per share less than the Warrant Price in effect immediately before the New Issuance (a “Dilutive Issuance”) or the consideration for an issuance is later adjusted downward with certain exceptions as set forth in the Warrant, then the Warrant Price will be reduced to an amount equal to the lower consideration price or adjusted exercise price or conversion price (the “New Issuance Price”).  If at any time after April 30, 2019, the Company makes a Dilutive Issuance, then the Warrant Price will be reduced to the amount computed using the following formula:  A*[(C+D)/B].  For purposes of this formula, (i) A represents the Warrant Price in effect immediately before the Dilutive Issuance, (ii) B represents the number of shares of common stock outstanding immediately after the New Issuance (on a fully-diluted basis), (iii) C represents the number of shares of common stock outstanding immediately before the New Issuance (on a fully-diluted basis), and (iv) D represents the number of shares of common stock that would be issuable for total consideration to be received for the New Issuance if the purchaser paid the Warrant Price in effect immediately prior to the New Issuance.  New Issuance shall mean (A) any issuance or sale by the Company of any class of shares of the Company (including the issuance or sale of any shares owned or held by or for the account of the Company) other than certain excluded securities as set forth in the Warrant, (B) any issuance or sale by the Company of any options, rights or warrants to subscribe for any class of shares of the Company other than certain excluded securities as set forth in the Warrant, or (C) the issuance or sale of any securities convertible into or exchangeable for any class of shares of the Company other than certain excluded securities as set forth in the Warrant.

Advances under the Hercules Loan (“Advances”) will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, and (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

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

The Hercules Loan is secured by a grant of a security interest in substantially all assets of the Borrowers (the “Collateral”), except the Collateral does not include (a) certain outstanding equity of Borrowers’ foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any. The effective interest rate at September 30, 2018 was 22.0%. Interest expense on the Hercules Loan for the three-month and nine-month periods ended September 30, 2018 was $226,311 and $375,427, respectively, which included amortization of issuance costs of $88,950 and $146,607, respectively for the three-month and nine-month periods ended September 30, 2018.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 30, 2017, the Company’s stockholders approved the RumbleOn Inc. Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers (“Eligible Individuals”) by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. On June 25, 2018, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 2,000,000 shares of Class B Common Stock. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company’s Class B Common Stock on the date of grant. As of September 30, 2018, the Company has granted 1,278,000 RSUs under the Plan to certain directors, officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $5,390,865 as of September 30, 2018. The RSUs generally vest over a three-year period as follows: (i) 20% on the end of the 14th month following the grant date; (ii) 30% ratably over the following twelve months; and (iii) 50% ratably over the following 12 months (ending on end of the 37th month of the grant). The fair value of the grant is amortized over the period from the grant date through the vesting dates. Forfeitures are based on the historic employee behavior under similar stock-based compensation plans. Compensation expense recognized for these grants for the three-month and nine-month periods ended September 30, 2018 was $417,689 and $1,093,784, respectively. As of September 30, 2018, the Company has approximately $3,794,059 in unrecognized stock-based compensation, with an average remaining vesting period of 2.75 years. Compensation expense recognized for the grants for the three-month and nine-month periods ended September 30, 2017 was $157,763 and $287,550, respectively.

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for net proceeds to the Company of approximately $13,015,825 million. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter’s exercise in full of its over-allotment option. The Company will use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and nine-month periods ended September 30, 2018 and 2017:

	Three-months Ended September 30,		Nine-months Ended September 30,
	2018	2017	2018	2017
Selling, General and Administrative:
Compensation and related costs	$1,928,606	$1,028,819	$4,859,509	$1,951,911
Advertising and marketing	4,096,521	752,017	7,448,656	1,060,195
Professional fees	246,032	192,041	692,492	724,486
Technology development	234,378	91,967	729,206	278,668
General and administrative	1,926,024	261,199	4,127,698	674,956
	$8,431,561	$2,326,043	$17,857,561	$4,690,216

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine-month period ended September 30, 2018 and 2017:

	Nine-months Ended September 30,
	2018	2017
Cash paid for interest	$207,255	$42,502

Note payable issued on acquisition	-	$1,333,334

Conversion of notes payable-related party	$-	206,484

Issuance of shares for acquisition	$-	$2,666,666

NOTE 9 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On September 30, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1%. The remeasurement of the Company’s deferred tax balance was primarily offset by application of its valuation allowance.

In projecting the Company’s income tax expense for the year ended December 31, 2018, management has concluded it is not likely to recognize the benefit of its deferred tax asset, net of deferred tax liabilities, and as a result a full valuation allowance will be required. As such, no income tax benefit has been recorded for the three-month and nine-month periods ended September 30, 2018 and 2017. At December 31, 2017, the Company had an operating loss carryforward of approximately $8,740,879 which begins to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $2,149,654 for the year ended December 31, 2017.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 10 – LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. The computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2018 did not include 1,278,000 of RSUs and 300,068 of warrants to purchase shares of Class B Common Stock as their inclusion would be antidilutive. The computation of diluted net loss per share for the three-month and nine-month periods ended September 30, 2017 did not include 560,000 of RSUs to purchase shares of Class B Common Stock as their inclusion would be antidilutive.

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

A key component of the Company’s business model is to utilize regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership (the “Dealer”) to which Marshall Chesrown, the Company’s Chief Executive Officer, has provided financing in the form of a $400,000 promissory note. The note matures on May 1, 2019 and interest is payable monthly at 5% per annum. This financing arrangement was terminated in April 2018. Revenue recognized by the Company from the Dealer for the nine-month period ended September 30, 2018 was $506,500 or 1.2%, of the Company’s total Revenue. Cost of revenue recognized by the Company from the Dealer for the nine-month period ended September 30, 2018 was $458,356 or 1.2% of the Company’s total Cost of revenue. Included in Accounts receivable at September 30, 2018 is $40,176 owed to the Company by the Dealer. Revenue recognized by the Company from the Dealer for the three-month and nine-month periods ended September 30, 2017 was $924,069 and $946,824 or 24.9% and 24.5% of the Company’s total Revenue, respectively. Included in accounts receivable at September 30, 2017 was $264,464 owed the Dealer. In addition, the Company subleased warehouse space from the Dealer that was separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility served as the northwestern regional distribution center for the Company. The lease was terminated on June 30, 2018. For the nine-month periods ended September 30, 2018, the Company paid $90,000 in rent under the sublease. This amount is included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. There were no sublease payments for the three-month and nine-month periods ended September 30, 2017.

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the “Services Agreement”) with Halcyon, to provide development and support services to the Company. Mr. Kakarala, a director of the Company, currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company paid Halcyon hourly fees for specific services, set forth in the Services Agreement. The Company reimbursed Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. The Services Agreement was terminated on March 31, 2018. For the nine-month period ended September 30, 2018, the Company paid $54,159 under the Services Agreement. For the three and nine-months periods ended September 30, 2017, the Company paid $221,400 and $678,760, respectively under the Services Agreement.

As of September 30, 2018, the Company had promissory notes in the aggregate principal amount of $370,556, plus accrued interest of $15,705 due (1) to an entity controlled by a director of the Company and (2) to that director. These notes represent $370,556 of the Private Placement Notes described in Note 5 “Notes Payable”. Interest expense on the promissory notes for the three-month and nine-month periods ended September 30, 2018 was $37,316 and $78,751, respectively, which included debt discount amortization of $29,377 and $83,281, respectively. Interest expense on the promissory notes for the three-month and nine-month periods ended September 30, 2017 was $ $37,316 and $104,926, which included debt discount amortization of $29,377 and $83,281, respectively. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Condensed Consolidated Balance Sheets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. As of September 30, 2018, and December 31, 2017, the Company was not aware of any threatened or pending material litigation.

NOTE 13 – SUBSEQUENT EVENTS

Acquisitions

On October 26, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, the Company’s newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company (“Merger Sub”), Wholesale Holdings, Inc., a Tennessee corporation (“Holdings”), Wholesale, LLC, a Tennessee limited liability company (“Wholesale”), Steven Brewster and Janelle Brewster (each a “Stockholder”, and together the “Stockholders”), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the “Representative”), and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the merger (the “Wholesale Merger”) of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, the Company entered into an Amendment to the Merger Agreement making a technical correction to the definition of “Parent Consideration Shares” contained in the Merger Agreement.

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company, Steven Brewster and Justin Becker (together the “Express Sellers”), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the “Express Acquisition”) in Wholesale Express, LLC, a Tennessee limited liability company (“Wholesale Express”).

The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the “Wholesale Closing Date”). As consideration for the Wholesale Merger, the Company (i) paid cash consideration of $12,000,000, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the “Stock Consideration”) of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the “Series B Preferred”), as described below. As consideration for the Express Acquisition, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

Series B Preferred

On October 25, 2018, the Company filed the Certificate of Designation, Preferences, and Rights of Series B Non-Voting Convertible Preferred Stock (“Certificate of Designation”) with the Secretary of State for the State of Nevada, designating 2,500,000 shares of the Company’s preferred stock, par value $0.001 per share, as Series B Preferred. Shares of Series B Preferred rank pari passu with the Company’s Class B Common Stock, except that holders of Series B Preferred shall not be entitled to vote on any matters presented to the stockholders of the Company. The Certificate of Designation became effective on October 25, 2018.

Each share of Series B Preferred is convertible on a one-for-one basis into shares of the Company’s Class B Common Stock. The Series B Preferred will automatically convert into Class B Common Stock 21 days after the mailing of a definitive information statement of the type contemplated by and in accordance with Regulation 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to the Company’s stockholders, without any further action on the part of the Company or any holder.

Financing

On October 30, 2018, the Company, NextGen Pro, RMBL Texas, LLC, a Delaware limited liability company (“RMBL Texas,” and together with the Company, NextGen Pro, and RMBL MO, each, an “Existing Borrower”, and collectively, the “Existing Borrowers”), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, a wholly-owned subsidiary of the Company (“RMBL Express”, and together with Merger Sub, Wholesale and Wholesale Express, the “New Borrowers”; together with the Existing Borrowers, the “Borrowers”), Hercules, in its capacity as lender (in such capacity, “Lender”), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, “Agent”), entered into the First Amendment and Waiver to Loan and Security Agreement (the “Amendment”), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the “Loan Agreement”; as amended by the Amendment, the “Amended Loan Agreement”), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the “Tranche II Advance”). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, the Company issued to Hercules a warrant to purchase 20,950 shares of the Company’s Class B Common Stock at an exercise price of $7.16 per share. This warrant is immediately exercisable and expires on October 30, 2023. Except for the exercise price and expiration date, the terms of this warrant are substantially the same as the Warrant described in Note 5.

Also, on October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the “NextGear Credit Line”) with NextGear. The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full.

Private Placement

On October 30, 2018, the Company completed the private placement of an aggregate of 3,030,000 shares of its Class B Common Stock (the “Private Placement”), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the Private Placement, at a price of $8.10 per share. The gross proceeds for the Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the “Placement Agents”) served as the placement agents for the Private Placement. The Company paid the Placement Agents a fee of 6.5% of the gross proceeds in the Private Placement. Net proceeds from the Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

Denmar Dixon, a member of the Company’s Board of Directors, invested through Blue Flame Capital, LLC (an entity controlled by Mr. Dixon) $243,000 in the Private Placement for 30,000 shares of Class B Common Stock.  Also, Joseph Reece, a member of the Company’s Board of Directors, individually invested $81,000 in the Private Placement for 10,000 shares of Class B Common Stock. These purchases were approved by the Company’s Board of Directors in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Company’s Board of Directors’ vote in favor of the Private Placement.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included in this quarterly report and the Company’s Annual Report on Form 10-K, as amended (“2017 Annual Report”).

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

Our business model is driven by our proprietary technology platform. Our initial platform was acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC (“NextGen”). Since that time, we have expanded the functionality of that platform through a significant number of high-quality technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to the existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure.

Recent Developments

Acquisitions

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, the Company’s newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company (“Merger Sub”), Wholesale Holdings, Inc., a Tennessee corporation (“Holdings”), Wholesale, LLC, a Tennessee limited liability company (“Wholesale”), Steven Brewster and Janelle Brewster (each a “Stockholder”, and together the “Stockholders”), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the “Representative”), and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the merger (the “Wholesale Merger”) of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of “Parent Consideration Shares” contained in the Merger Agreement.

Also, on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”), by and among the Company, Steven Brewster and Justin Becker (together the “Express Sellers”), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the “Express Acquisition”) in Wholesale Express, LLC, a Tennessee limited liability company (“Wholesale Express”).

Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company. The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the “Wholesale Closing Date”). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,000,000, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the “Stock Consideration”) of our Series B Non-Voting Convertible Preferred Stock, par value $0.001. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

Financing

On October 30, 2018, the Company, NextGen Pro, LLC, (“NextGen Pro”), RMBL Missouri, LLC, (“RMBL Missouri”), RMBL Texas, LLC (“RMBL Texas”, and together with the Company, NextGen Pro, and RMBL Missouri, each, an “Existing Borrower”, and collectively, the “Existing Borrowers”), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, (“RMBL Express”, and together with Merger Sub, Wholesale and Wholesale Express, the “New Borrowers”; together with the Existing Borrowers, the “Borrowers”), Hercules Capital, Inc., (“Hercules”), in its capacity as lender (in such capacity, “Lender”), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, “Agent”), entered into the First Amendment and Waiver to Loan and Security Agreement (the “Amendment”), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the “Loan Agreement”; as amended by the Amendment, the “Amended Loan Agreement”), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the “Tranche II Advance”). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, we issued to Hercules a warrant to purchase 20,950 shares of Class B Common Stock at an exercise price of $7.16 per share. The warrant is immediately exercisable and expires on October 30, 2023.

Also, on October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the “NextGear Credit Line”) with NextGear Capital, Inc. (“NextGear”). The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.00%, until the outstanding liabilities to NextGear are paid in full.

Private Placement

On October 30, 2018, we completed the private placement of an aggregate of 3,030,000 shares of our Class B Common Stock (the “Private Placement”), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the Private Placement, at a price of $8.10 per share. The gross proceeds for the Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the “Placement Agents”) served as the placement agents for the Private Placement. We paid the Placement Agents a fee of 6.5% of the gross proceeds in the Private Placement. Net proceeds from the Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

For additional information relating to these recent developments, see Note 13 – “Subsequent Events” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Key Operation Metrics

As our business expands we will regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these sales through a variety of product offerings.

	Three-Months Ended September 30,		Nine- Months Ended September 30,
	2018	2017	2018	2017
Vehicles sold (1)	2,875	313	5,766	323
Vehicle inventory available on website	932	588	932	588
Average days to sale	32	39	32	38
Average total vehicle selling price	$6,788	$11,667	$7,274	$11,560
Total average per vehicle:
Gross Sales Profit	$1,076	$1,121	$1,074	$1,098
Gross Sales Margin	15.9%	9.6%	14.8%	9.5%
Gross Profit	$815	$760	$804	$730
Gross Margin	12.0%	6.5%	11.1%	6.3%

(1)
Includes 73 and 139 vehicles that were deemed commercially unfit and were sold as salvage during the three and nine-months periods ended September 30, 2018, respectively.

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

Vehicle Inventory Available on Website

We define vehicle inventory available on website as the number of pre-owned vehicles listed for sale on our website on the last day of a given reporting period. Until we reach an optimal inventory level, we view pre-owned vehicle inventory available as a key measure of our growth. Growth in available pre-owned vehicle inventory increases the selection of pre-owned vehicles available to consumers and dealers on a nationwide basis, which we believe will allow us to increase the number of pre-owned vehicles we sell.

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a buyer for all pre-owned vehicles sold in a period. However, this metric does not include any pre-owned vehicles that remain unsold at period end. We view average days to sale as a useful metric due to its impact on pre-owned vehicle average selling price. We anticipate that average days to sale will fluctuate in future periods until we reach an optimal inventory level and fully scale our acquisition and sales channel processes.

Gross Sales Profit

Gross sales profit is generated on pre-owned vehicle sales from the difference between the selling price of the vehicle minus our cost to acquire the vehicle. We define total average gross sales profit per vehicle as the aggregate gross sales profit in a given period divided by the number of pre-owned vehicles sold in that period. Average gross sales margin is gross sales profit as a percentage of pre-owned vehicle sales. We believe gross sales profit is a key measure of our ability to utilize technology to determine the cost at which we can purchase vehicles relative to the price for which we can sell them and maintain our targeted margins. The cost of preparing a vehicle for sale, which includes inspection, reconditioning and transportation are excluded from this metric and are tracked independently. As our regional partner network is expanded and the volume of vehicles acquired grows we expect to see declines in these preparation costs per vehicle which in turn will provide more meaningful comparison data to other vehicle sellers.

Gross Profit

We generate gross profit on pre-owned vehicle sales from the difference between the selling price of the vehicle and our cost of sales associated with acquiring the vehicle and preparing it for sale. We define total average gross profit per vehicle as the aggregate gross profit in a given period divided by the number of pre-owned vehicles sold in that period. Average gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Total average gross profit per vehicle is driven by sales of pre-owned vehicles to consumers and dealers which provides an opportunity to generate finance and vehicle service contract revenue from consumer sales. We believe average gross profit per vehicle is a key measure of our growth and long-term profitability.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue is derived primarily from our online marketplace and includes: (i) the sale of pre-owned vehicles through consumer and dealer sales channels; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

The Company recognizes revenue in accordance with ASC Topic 606, when all of the following conditions are met: (i) there is persuasive evidence of an agreement on an enforceable contract; (ii) the performance obligations are identified based on the goods or services to be transferred; (iii) the transaction price is determinable and collection is probable; and (iv) the product or service has been provided to the customer.

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

Pre-owned vehicle sales represent the aggregate sales of pre-owned vehicles to consumers and dealers through our website or at auctions. We generate gross profit on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. We expect continued growth in pre-owned vehicle sales as we further increase selection and availability of our online pre-owned vehicle inventory, continue to enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing, event marketing and the launch of our: (i) Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want; and (ii) our classified site, which is expected to launch in the fourth quarter of 2018 is a consumer only listing site that will allow vehicle owners who do not accept our cash offer, for a monthly fee to alternatively buy, sell and trade efficiently with other consumers in a peer-to-peer extension of our marketplace. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. At this stage of our development, changes in both retail pre-owned vehicles sold and average selling price are the most significant driver for changes in revenue.

The number of pre-owned vehicles we sell depends on our volume of website traffic, volume of cash offers made, our inventory levels and selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition and general economic conditions. On a quarterly basis, the number of pre-owned vehicles we sell is also affected by seasonality, with demand for pre-owned vehicles reaching the high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of pre-owned vehicle sales expected to occur in the fourth calendar quarter.

Our average retail selling price depends on the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices in our markets, our average days to sale, and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost pre-owned vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. Additionally, we have shifted away from our initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned other makes of powersports vehicles which is a better representation of the overall powersport market. As a result of this change in mix, we expect our average selling price of pre-owned vehicles may decline from current levels, however we anticipate that a decrease in average selling price to be offset, in part, by an increase in volume sales of other makes of powersports vehicles. We anticipate, however that our gross margin percentage will be the same or could improve.

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

Cost of other sales and revenue products includes the costs of (i) extended service protection; (ii) vehicle appearance products; (iii) guaranteed asset protection; (iii) sales of pre-owned vehicles acquired that are deemed commercially unfit because they did not meet our quality standards; and (iv) costs and expenses associated with supporting our software solution for dealer under subscription arrangements.

Vehicle Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of sales associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profit achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross profit. Pre-owned vehicles sold to dealers through online auctions are sold at market. Factors affecting gross profit from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel. Additionally, we have shifted away from our initial focus on solely acquiring and selling higher priced pre-owned Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced pre-owned other makes of powersports vehicles that is a better representation of the overall powersport market. Because of this change in mix our average selling price of pre-owned vehicles may decline from current levels; however, we anticipate that a decrease in average selling price will be offset, in part, by an increase in volume sales of other makes of powersports vehicles. We anticipate, however, that our gross margin percentage will be the same or could improve.

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

We sell pre-owned vehicles to consumers and dealers primarily through our website or regional partners, which primarily include auctions. Revenue from pre-owned vehicle sales is recognized when the vehicle is delivered, a sales contract is signed, and the purchase price has either been received or collectability has been established, net of a reserve for returns. Our return policy allows customers to return their purchases within three days from delivery. Our reserve for sales returns is estimated using historical experience and trends. The establishment of reserves for sales returns is dependent on a number of variables. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro- economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results.

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

Determining the fair value of certain assets and liabilities acquired requires significant judgment and often involves the use of significant estimates and assumptions. As provided by the accounting rules, we used the one-year period following the consummation of the acquisition to finalize the estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, we obtained an appraisal from an independent valuation firm for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of these assumptions were based on available historical information. As a result of this valuation, during the fourth quarter of 2017 we finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment for the three-month and nine-month periods ended September 30, 2017 would have resulted in a net increase in previously recorded accumulated amortization and amortization expense of $63,750 and $166,250, respectively. This measurement period adjustment has been recorded in our 2017 Annual Report and our Consolidated Financial Statements as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. We made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. See Item 1 of Part I, Financial Statements, Note 2 “Acquisitions” for additional discussion.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company tests goodwill for impairment annually during the fourth quarter of each year. Goodwill will also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Impairment testing for goodwill is done at the reporting unit level. We have concluded that currently we have one reporting unit. Goodwill is being amortized for income tax purposes over a 15-year period. There was no impairment of goodwill as of September 30, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

On June 30, 2017, our stockholders approved a Stock Incentive Plan (the “Plan”) under which restricted stock units (“RSUs”) and other equity awards may be granted to employees and non-employee members of the Board of Directors. The Plan allows us to grant a variety of stock-based and cash-based awards to eligible individuals. On June 25, 2018, our stockholders approved, an amendment to the Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 2,000,000 shares of Class B Common Stock. We estimate the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of our Class B Common Stock on the date of grant and is recognized as an expense utilizing the following vesting schedule for most participants (i) 20% on the end of the 14th month following the grant date; (ii) 30% ratably over the following twelve months; and (iii) 50% ratably over the following 12 months (ending on end of the 37th month of the grant). Accounting for stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of our Class B Common Stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of our Class B common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders’ equity.

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, respectively, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three-Months Ended September 30,		Nine-months Ended September 30
	2018	2017	2018	2017
Revenue:
Pre-owned vehicle sales	$18,975,968	$3,544,372	$40,821,764	$3,626,312
Other sales and revenue	279,054	161,770	427,997	235,241
Total revenue	19,255,022	3,706,142	41,249,761	3,861,553

Cost of revenue	17,248,588	3,478,124	37,419,594	3,627,455

Gross Profit	2,006,434	228,018	3,830,167	234,098

Selling, general and administrative	8,431,561	2,326,043	17,857,561	4,690,216

Depreciation and amortization	247,669	129,277	671,264	302,697

Operating loss	(6,672,796)	(2,227,302)	(14,698,658)	(4,758,815)

Interest expense	333,448	90,201	657,788	373,808

Net loss before provision for income taxes	(7,006,244)	(2,317,503)	(15,356,446)	(5,132,623)

Benefit for income taxes	-	-		-

Net loss	$(7,006,244)	$(2,317,503)	$(15,356,446)	$(5,132,623)

Results of Operations for the Three-Month and Nine-month periods ended September 30, 2018 and September 30, 2017

Pre-owned Vehicle Sales

Three-Months Ended September 30, 2018 Versus 2017. Pre-owned vehicle sales increased by $15,431,596 to $18,975,968 for the three-months ended September 30, 2018 compared to $3,544,372 for the same period of 2017. The increase in sales was primarily due to an increase in the number of pre-owned vehicles sold to 2,875 for the three-month period ended September 30, 2018 as compared to 313 for the same period of 2017. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the continued growth in visits to the RumbleOn website, a significant increase in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, an enhanced and aggressive digital and social media advertising campaign, increased awareness of the RumbleOn brand, customer referrals and the launch of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and continue to enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing, event marketing and the introduction of our consumer classified listing site. Our classified site, which is expected to launch in the fourth quarter of 2018 is a consumer only listing site that will allow vehicle owners who do not accept our cash offer, for a monthly fee, to alternatively buy, sell and trade efficiently with other consumers in a peer-to-peer extension of our marketplace. The average selling price of our pre-owned vehicles for the three-months ended September 30, 2018 decreased to $6,788 from $11,667 for the same period of 2017, primarily due to a shift in inventory mix as we continued to transition from its initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which is a better representation of the overall powersport market. For the three-months ended September 30, 2018, 58.8% of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $8,517 as compared to an average total selling price of $4,284 for non-Harley Davidson sales. The average selling price of pre-owned vehicles sold will also fluctuate from period to period based on changes in the sales mix to consumers and dealers in any given period. During the three-months ended September 30, 2018, 88.3% of the preowned vehicles sold were to dealers at an average total selling price of $6,594 as compared to an average total selling price of $8,647 to consumers. For the three-months ended September 30, 2017, 100.0% of the pre-owned vehicles sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $11,667. During the three-months ended September 30, 2017, 54.1% of the pre-owned vehicles sold were to dealers at an average total selling price of $9,263 as compared to an average total selling price of $16,631 to consumers.

Nine-months Ended September 30, 2018 Versus 2017. Pre-owned vehicle sales increased by $37,195,452 to $40,821,764 for the nine-months ended September 30, 2018 compared to $3,626,312 for the same period of 2017. The increase in sales was primarily due to an increase in the number of pre-owned vehicles sold to 5,766 for the nine-month period ended September 30, 2018 as compared to 323 for the same period of 2017. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by significant growth in visits to the RumbleOn website, a surge in requests for cash offers by consumers and dealers, expanded levels of inventory available for sale, an enhanced digital and social media advertising campaign, increased awareness of the RumbleOn brand and customer referrals and the launch of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and the introduction of our consumer classified listing site. Our classified site, which is expected to launch in the fourth quarter of 2018 is a consumer only listing site that will allow vehicle owners who do not accept our cash offering to alternatively buy, sell and trade efficiently with other consumers in a peer-to-peer extension of our marketplace. The average selling price of our pre-owned vehicles for the nine-months ended September 30, 2018 decreased to $7,274 from $11,560 for the same period of 2017, primarily due to a shift in inventory mix as we continued to transition from our initial focus on solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which is a better representation of the overall powersport market. For the nine-months ended September 30, 2018, 58.7 % of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $9,165 as compared to an average total selling price of $4,543 for non-Harley Davidson sales. The average selling price of pre-owned vehicles sold will also fluctuate from period to period based on changes in the sales mix to consumers and dealers in any given period. For the nine-months ended September 30, 2017, 100.0% of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson which were sold at an average total selling price of $11,560. During the nine-months ended September 30, 2017, 67.2% of the preowned vehicles sold were to dealers at an average total selling price of $9,214 as compared to an average total selling price of $16,631 to consumers.

Other Sales and Revenue

Three-Months Ended September 30, 2018 Versus 2017. Other sales and revenue primarily consist of fees for finance contracts, sales of vehicle service contracts, subscription fees from dealers and the sale of vehicles at wholesale. Other sales and revenue increased by $117,284 to $279,054 for the three-months ended September 30, 2018 as compared to $161,770 for the same period of 2017. This increase was primarily driven by the increase in: (i) retail units sold which led to an increase in loans originated and sold, as well as an increase in service contracts sales; and (ii) sales of pre-owned vehicles acquired that were deemed commercially unfit because they did not meet our quality standards to list and sell through our website. These increases were offset by a decline in subscription fees received from dealers as we have discontinued the licensing of our software to new dealers.

Nine-months Ended September 30, 2018 Versus 2017.  Other sales and revenue increased by $192,756 to $427,997 for the nine-months ended September 30, 2018 as compared to $235,241 for the same period of 2017. This increase was primarily driven by the increase in: (i) retail units sold which led to an increase in loans originated and sold, as well as an increase in service contracts sales; and (ii) sales of pre-owned vehicles acquired that were deemed commercially unfit because they did not meet our quality standards to list and sell through our website. These increases were offset by a decline in subscription fees received from dealers as we have discontinued the licensing of our software to new dealers.

Expenses

Cost of Revenue

Three-months Ended September 30, 2018 Versus 2017. Total cost of revenue increased by $13,770,464 to $17,248,588 for the three-months ended September 30, 2018 compared to $3,478,124 for the same period in 2017. This increase was driven by the increase in pre-owned vehicles sold to consumers and dealers during the three-month period ended September 30, 2018 as compared to the same period in 2017.

Cost of pre-owned vehicle sales for the three-months ended September 30, 2018 was $16,910,656 which consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $15,963,970 from the sale of 2,802 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $5,697; (ii) reconditioning costs of $162,836; and (iii) transportation costs of $783,850. The average acquisition cost for the 1,647 pre-owned Harley-Davidson sold for the three-months ended September 30, 2018 was $7,306 as compared to $3,412 for the 1,155 non-Harley-Davidson pre-owned vehicles sold in the period. Cost of pre-owned vehicle sales for the three-months ended September 30, 2017 was $3,380,790 which consisted of: (i) the acquisition cost of pre-owned vehicle sold to consumers and dealers of $3,257,705 from the sale of 313 pre-owned Harley-Davidson vehicles that had an average acquisition cost of $10,408; (ii) reconditioning costs of $38,198; and (iii) transportation costs of $84,887. There were no sales of non-Harley-Davidson vehicles for the three-months ended September 30, 2017.

Cost of other sales and revenue for the three-months ended September 30, 2018 was $337,932 which consisted primarily of cost and expenses for: (i) finance and vehicle service contracts sold to consumers of $38,824; (ii) the liquidation of 73 commercially unfit vehicles of $233,595; and (iii) support of our software solution utilized by dealers under subscription arrangements and other costs of $65,513. Cost of other sales and revenue for the three-months ended September 30, 2017 was $74,444 which consisted of costs and expenses for: (i) finance and vehicle service contracts sold to consumers of $43,220; (ii) the sale of branded merchandise of $11,333; and (iii) support of our software solution utilized by dealers under subscription arrangements of $19,891. There was no liquidation of commercially unfit vehicles for the three-months ended September 30, 2017.

Nine-months Ended September 30, 2018 Versus 2017. Total cost of revenue increased by $33,792,139 to $37,419,594 for the nine-months ended September 30, 2018 compared to $3,627,455 for the same period in 2017. This increase was driven by the increase in pre-owned vehicles sold to consumers and dealers during the nine-month period ended September 30, 2018 as compared to the same period in 2017.

Cost of pre-owned vehicle sales for the nine-months ended September 30, 2018 was $36,934,895 which consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $34,808,074 from the sale of 5,627 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $6,186; (ii) reconditioning costs of $404,797; (iii) transportation costs of $1,578,063; and (iv) inventory reserves of $143,961. The average acquisition cost for the 3,301 pre-owned Harley-Davidson sold for the nine-months ended September 30, 2018 was $7,981 as compared to $3,643 for the 2,326 non-Harley-Davidson pre-owned vehicles sold in the period.

Cost of pre-owned vehicle sales for the nine-months ended September 30, 2017 was $3,465,625 which consisted of: (i) the acquisition cost of pre-owned vehicles sold to consumers and dealers of $3,335,666 from the sale of 323 pre-owned Harley-Davidson vehicles that had an average acquisition cost of $10,327; (ii) reconditioning costs of $38,198; and (iii) transportation costs of $91,761. There were no sales of non-Harley-Davidson vehicles for the nine-months ended September 30, 2017.

Cost of other sales and revenue for the nine-months ended September 30, 2018 was $484,699 which consisted primarily of cost and expenses for: (i) finance and vehicle service contracts sold to consumers of $80,155; (ii) the liquidation of 139 commercially unfit vehicles of $276,645; and (iii) support of our software solution utilized by dealers under subscription arrangements and other costs of $127,899. Cost of other sales and revenue for the nine-months ended September 30, 2017 was $138,840 which consisted of costs and expenses for: (i) finance and vehicle service contracts sold to consumers of $43,251; (ii) the sale of branded merchandise of $11,333; and (iii) support of our software solution utilized by dealers under subscription arrangements of $84,256. There was no liquidation of commercially unfit vehicles for the nine-months ended September 30, 2017.

Gross Profit

Three-Months Ended September 30, 2018 Versus 2017. Pre-owned vehicle gross profit increased by $1,778,416 to $2,006,434 during the three-months ended September 30, 2018, compared to $228,018 for the same period of 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $815 or a 12.0% gross margin for the three-months ended September 30, 2018 compared to $760 or 6.5% gross margin for the same period of 2017. The net increase was primarily driven by: (i) a shift in sales mix volume from Harley Davidson to lower priced higher gross margin non-Harley Davison brands; (ii) lower reconditioning costs per unit resulting from cost efficiencies; and (iii) higher freight costs per unit associated with the geographic expansion of our business across the U.S.

Nine-months Ended September 30, 2018 Versus 2017. Pre-owned vehicle gross profit increased by $3,596,069 to $3,830,167 during the nine-months ended September 30, 2018, compared to $234,098 for the same period of 2017. This increase was driven primarily by an increase in retail units sold, as well as an increase in used vehicle gross profit per unit to $804 or a 11.1% gross margin for the nine-months ended September 30, 2017 compared to $730 or 6.3% gross margin for the same period of 2017. The net increase was primarily driven by: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands; (ii) lower reconditioning costs per unit resulting from cost efficiencies; and (iii) higher freight costs per unit associated with the geographic expansion of our business across the U.S.

Selling, general and administrative

	Three-months Ended September 30,		Nine-months Ended September 30,
	2018	2017	2018	2017
Selling, General and Administrative:
Compensation and related costs	$1,928,606	$1,028,819	$4,859,509	$1,951,911
Advertising and marketing	4,096,521	752,017	7,448,656	1,060,195
Professional fees	246,032	192,041	692,492	724,486
Technology development	234,378	91,967	729,206	278,668
General and administrative	1,926,024	261,199	4,127,698	674,956
	$8,431,561	$2,326,043	$17,857,561	$4,690,216

Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2018 increased by $6,105,518 and $13,167,345, respectively, as compared to the same periods in 2017. The increase is a result of the continued expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs for the three-month and nine-month periods ended September 30, 2018 increased by $899,787 and $2,907,598, respectively, as compared to the same periods in 2017. The increase was driven by the rapid expansion of our business which resulted in increased headcount to support this growth. The increases in compensation and related cost, primarily consist of: (i) executive management compensation of $375,007 and $1,342,398, respectively; (ii) administration of $152,731 and $350,206, respectively; (iii) marketing and advertising of $86,277 and $318,784, respectively; and (iv) product acquisition and distribution of $121,886 and $371,793, respectively. As our business grows we will continue to add headcount in all areas of the Company which will result in an increase in compensation and related expenses in absolute dollar terms but significantly decline as a percentage of total revenue.

Advertising and marketing for the three-month and nine-month periods ending September 30, 2018, increased by $3,344,504 and $6,338,461, respectively, as compared to the same periods in 2017. This increase is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to the digital channels, our paid advertising efforts also include display advertisements, IP, email and profile retargeting, organic search and content, video marketing, automation and aggressive event marketing. We believe our demographic focus of nurturing the buyer personas of both consumers and dealers, ensures loyalty which will drive both high participation in the buy and selling process while increasing referrals. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platform. As we continue to source and scale our addressable market, advertising and marketing spending will continue to increase in absolute dollar terms but will decline on a cost per unit and as a percentage of total revenue.

Professional fees for the three-month period ended September 30, 2018 increased by $53,991 as compared to the same period in 2017. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred during the period ended September 30, 2018 in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) the public offering of 2,328,750 Class B shares; (ii) acquisition activities; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes. Professional fees for the nine-months ended September 30, 2018 decreased by $31,994 as compared to the same period in 2017. The decrease was primarily a result of the significant legal, accounting and other professional fees and expenses incurred in the period ending September 30, 2017 for the: (i) NextGen acquisition; (ii) the 2016 Private Placement (as defined below); and (iii) second tranche of the 2016 Private Placement. For additional information, see Note 2 – “Acquisitions” and Note 5 - “Notes Payable” and Note 6 - “Stockholders’ Equity,” in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology development expenses for the three-month and nine-month periods ended September 30, 2018 increased $142,411 and $450,538, respectively as compared to the same periods in 2017. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. Total technology costs and expenses incurred for the three-month and nine-month periods ended September 30, 2018 were $1,012,970 and $2,125,868, respectively, as compared to $236,400 and $713,766, respectively, for the same periods of 2017. The increase was a result of a significant increase in the number of technology development projects to meet the growing demands of the business. Total technology costs and expenses capitalized for the three-month and nine-month periods ended September 30, 2018 were $778,593 and $1,396,662, respectively, as compared to $144,433 and $435,097, respectively, for the same periods in 2017. For the three-month and nine-month periods ended September 30, 2018, a third-party contractor billed $664,577 and $1,419,008, respectively, of the total technology development costs as compared to $221,400 and $678,766, respectively, for the same periods of 2017. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2018 were $213,801 and $572,631, respectively, as compared to $81,698 and $129,945, respectively, for the same periods of 2017. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three-month and nine-month periods ended September 30, 2018 increased $1,664,825 and $3,452,742, respectively, as compared to the same periods in 2017. The increase is a result of the cost and expenses associated with the continued progress made and growth experienced in the development of our business, expansion of our Dallas operations center and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $100,766 and $138,334, respectively; (ii) Other miscellaneous expenses related to the growth of the business of $309,675 and $585,146, respectively; (iii) office supplies and process application software of $52,464 and $213,544, respectively; (iv) rent of $65,271 and $202,044, respectively; and (v) transportation cost and auction fees associated with selling vehicles of $730,692 and $1,356,293, respectively.

Depreciation and Amortization

Depreciation and amortization for the three-month and nine-month periods ended September 30, 2018 increased by $118,392 and $368,567, respectively, as compared to the same periods in 2017. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and nine-month periods ended September 30, 2018 included capitalized technology acquisition and development costs of $778,593 and $1,396,662, respectively. For the three-month and nine-month periods ended September 30, 2018 amortization of capitalized technology development were $213,801 and $572,631, respectively, as compared to $81,698 and $129,945, respectively, for the same periods of 2017. Depreciation and amortization on vehicle, furniture and equipment was $33,868 and $98,632, respectively, as compared to $31,638 and $43,474, respectively, for the same periods of 2017.

Interest Expense

Interest expense for the three-month and nine-month periods ended September 30, 2018 increased by $243,247 and $283,980, respectively, as compared to the same periods in 2017. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes ; (iii) NextGen Note; and (iv) Credit Facility (each as defined below). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iii) the amortization of the debt issuance costs on the Hercules Loan. Interest expense on the Hercules Loan for the three-month and nine-month periods ended September 30, 2018 was $226,311 and $375,427, respectively and included $88,950 and $146,607 of debt issuance cost amortization for the three-month and nine-month periods ended September 30, 2018, respectively. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2018 was $67,169 and $188,867, respectively which included $52,879 and $149,906 of debt discount amortization for the three-month and nine-month periods ended September 30, 2018, respectively. Interest expense on the NextGen Note for the three-month and nine-month periods ended September 30, 2018 was $21,845 and $65,770, respectively. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2018 was $18,123 and $27,724, respectively. Interest expense on the Private Placement Notes for the three-month period ended September 30, 2017 was $52,906 which included $10,928 of debt discount amortization for the three-month period ended September 30, 2017. Interest expense on the NextGen Note for the three-month and nine-month periods ended September 30, 2017 was $21,370 and $54,849, respectively. Interest expense on the BHLP Convertible Note for the nine-months ended September 30, 2017 of $199,694.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine-month period ended September 30, 2018 and 2017:

	Nine months Ended September 30,
	2018	2017
Net cash used in operating activities	$(14,891,831)	$(4,389,128)
Net cash used in investing activities	(1,455,868)	(1,785,272)
Net cash provided by financing activities	19,358,649	5,480,040
Net change in cash	$3,010,950	$(694,360)

Operating Activities

Net cash used in operating activities for the nine-months ended September 30, 2018 increased $10,502,703 as compared to the same period in 2017. The increase is primarily due to a $10,223,823 increase in our net loss, offset by a $1,183,361 increase in non-cash expense items and a $1,462,241 increase in operating assets and liabilities. The increase in the net loss for the nine-months ended September 30, 2018 was a result of the continued expansion and progress made on the development of our business, resulting in a significant growth in headcount at our operations center and increases in technology development and marketing spending in connection with efficiently sourcing and scaling our addressable markets, acquisition of vehicle inventory, continue development of the Company’s business and for working capital purposes.

Investing Activities

Net cash used in investing activities for the nine-months ended September 30, 2018 decreased $329,404 as compared to the same period in 2017 was primarily a result of $750,000 of cash used for the purchase of NextGen, $435,097 of cash used for technology development and the purchase of $600,175 of vehicles, furniture and equipment during the nine-month period ending September 30, 2017 as compared to $1,396,662 of cash used for technology development and $59,206 for the purchase of equipment for the nine-months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities for the nine-months ended September 30, 2018 increased $13,878,609 to $19,358,649 as compared to the same period in 2017. This increase is primarily a result of the: (i) net proceeds of $4,595,098 from the Hercules Loan; and (ii) net proceeds of $13,015,825 from an equity offering; and (iii) net borrowings of $1,747,726 under floorplan lines of credit. The proceeds from the Loan Agreement, equity offering, and floor plan lines of credit were used for technology development, acquisition of inventory, continue development of our business and for working capital purposes.

On February 16, 2018, the Company, through RMBL MO, entered into an Inventory Financing and Security Agreement (the “Credit Facility”) with Ally Bank, a Utah chartered state bank (“Ally Bank”) and Ally Financial, Inc., a Delaware corporation (together with Ally Bank “Ally”), pursuant to which Ally may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL MO to maintain 10.0% of the advanced amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, the Borrower’s obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement.

On April 30, 2018 (the “Closing Date”), the Company, and it wholly owned subsidiaries, (collectively the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. a Maryland Corporation (“Hercules”) pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15.0 million (the “Hercules Loan”). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate.

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

Advances under the Hercules Loan (“Advances”) will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, or (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

Upon any event of default, Hercules may, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by Borrowers.

The Hercules Loan is secured by a grant of a security interest in substantially all assets (the “Collateral”) of the Borrowers, except the Collateral does not include (a) certain outstanding equity of Borrowers’ foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any.

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for aggregate net proceeds to the Company of approximately $13,040,383. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter’s exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On February 8, 2017, in connection with the NextGen acquisition, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity which is February 8, 2020. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company’s obligations under the NextGen Note.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest accrues and will be paid semi-annually at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity which is March 31, 2020. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as additional paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at September 30, 2018 was 26.0%.

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

On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the “2016 Private Placement”). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. See Item 1 of Part I, Financial Statements—Note 5— “Notes Payable” for additional discussion.

Investment in Growth

At September 30, 2018, our principal sources of liquidity were cash and cash equivalents totaling $12,181,602. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $24,375,743 from our operations through September 30, 2018 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Also, See “Recent Developments” above for recent transactions and financings.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 3
Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

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

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the additional risk factors set forth below.

Risks Related to the Acquisitions (the “Acquisitions”) of Wholesale and Wholesale Express (collectively, the “Wholesale Entities”)

We may be unable to realize the anticipated synergies related to the Acquisitions, which could have a material adverse effect on our business, financial condition and results of operations.

We expect to realize significant synergies related to the Acquisitions. We also expect to incur costs to achieve these synergies. While we believe these synergies are achievable, our ability to achieve such estimated synergies in the amounts and timeframe expected is subject to various assumptions by our management based on expectations that are subject to a number of risks, which may or may not be realized, as well as the incurrence of other costs in our operations that may offset all or a portion of such synergies and other factors outside our control. As a consequence, we may not be able to realize all of these synergies within the time frame expected or at all, or the amounts of such synergies could be significantly reduced. In addition, we may incur additional and unexpected costs to realize these synergies. Failure to achieve the expected synergies could significantly reduce the expected benefits associated with the Acquisitions and adversely affect our business.

We may be unable to successfully integrate the Wholesale Entities’ business and realize the anticipated benefits of the Acquisitions.

As a result of the Acquisitions, we are required to devote significant management attention and resources to integrating the business and operations of Wholesale. Potential difficulties we may encounter in the integration process include the following:

●
the inability to successfully combine our business and the businesses of Wholesale in a manner that results in the anticipated benefits and synergies of the Acquisitions not being realized in the time frame currently anticipated or at all;

●
the loss of sales, customers or business partners of ours or of the Wholesale Entities’ as a result of such parties deciding not to continue business at the same or similar levels with us or the Wholesale Entities after the Acquisitions;

●
challenges associated with operating the combined business in markets and geographies in which we do not currently operate;

●
difficulty integrating our direct sales and distribution channels with the Wholesale Entities’ to effectively sell the vehicles of the combined company;

●
the complexities associated with managing our company and integrating personnel from the Wholesale Entities, resulting in a significantly larger combined company, while at the same time providing high quality services to customers;

●
unanticipated issues in coordinating accounting, information technology, communications, administration and other systems;

●
difficulty addressing possible differences in corporate culture and management philosophies;

●
the failure to retain key employees of ours or of the Wholesale Entities;

●
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Acquisitions;

●
performance shortfalls as a result of the diversion of management’s attention caused by consummating the Acquisitions and integrating the Wholesale Entities’ operations; and

●
managing the increased debt levels incurred in connection with the Acquisitions.

An inability to realize the anticipated benefits and cost synergies of the Acquisitions, as well as any delays encountered in the integration process, could have a material adverse effect on the operating results of the combined company, which may materially adversely affect the value of our Class B Common Stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefit of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisitions may be offset by costs incurred or delays in integrating the companies. If we are not able to adequately address these challenges, we may be unable to successfully integrate the Wholesale Entities’ operations into our own or, even if we are able to combine the business operations successfully, to realize the anticipated benefits of the integration of the companies.

Our business relationships, those of the Wholesale Entities or the combined company may be subject to disruption due to uncertainty associated with the Acquisitions.

Parties with which we or the Wholesale Entities do business may experience uncertainty associated with the Acquisitions, including with respect to current or future business relationships with us, the Wholesale Entities or the combined company. Our and the Wholesale Entities’ business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or the Wholesale Entities, as the case may be, will not be adversely impacted as a result of the Acquisitions or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, the Wholesale Entities, or the combined company as a result of the Acquisitions. Any of these other disruptions could have a material adverse effect on our or the Wholesale Entities’ businesses, financial condition, or results of operations or on the business, financial condition or results of operations of the combined company, and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisitions.

If we are unable to maintain effective internal control over financial reporting for the combined companies, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.

We plan to integrate our internal control over financial reporting with those of the Wholesale Entities. We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. We may also identify errors or misstatements that could require audit adjustments. If we are unable to implement and maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

The Wholesale Entities may have liabilities that are not known, probable or estimable at this time.

As a result of the Acquisitions, the Wholesale Entities are subsidiaries of the Company and remain subject to their past, current and future liabilities. There could be unasserted claims or assessments against or affecting the Wholesale Entities, including the failure to comply with applicable laws, regulations, orders and consent decrees or infringement or misappropriation of third party intellectual property or other proprietary rights that we failed or were unable to discover or identify in the course of performing our due diligence investigation of the Wholesale Entities. In addition, there are liabilities of the Wholesale Entities that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of the Wholesale Entities relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about the Wholesale Entities that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third party intellectual property or other proprietary rights.

As a result of the Acquisitions, we and the Wholesale Entities may be unable to retain key employees.

Our success after the Acquisitions depends in part upon our ability to retain key employees of ours and the Wholesale Entities. Key employees may depart because of a variety of reasons relating to the Acquisitions. If we and the Wholesale Entities are unable to retain key personnel who are critical to the successful integration and future operations of the combined company, we could face disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Acquisitions.

Risks Related to our Operations

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to a wide range of federal, state and local laws and regulations. Our sale and purchase of used vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, federal and state laws regulating advertising of vehicles and related products and services, state laws related to title and registration and state laws regulating the sale of vehicles and related products and services. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. The financing we resell customers is subject to federal and state laws regulating the provision of consumer finance. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and Nasdaq listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

We currently provide transportation brokerage services and rely upon third-party logistics and transportation providers to move vehicles between and among customers, our distribution network partners and auction partners; we and these transportation providers are subject to the regulatory jurisdiction of the United States Department of Transportation (the “DOT”) and individual states through which our vehicles travel, which have broad administrative powers with respect to our logistics operations. Vehicle dimensions, driver alcohol and drug testing and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, methods of measurement, driver qualifications or driver hours of service would increase our costs, and if we are unable to pass these cost increases on to our customers, our operating expenses may increase and adversely affect our financial condition, operating results and cash flows. If we or our providers fail to comply with the DOT regulations or regulations become more stringent, we could be subject to increased inspections, audits or compliance burdens. Regulatory authorities could take remedial action including imposing fines or shutting down our operations. If any of these events occur, our financial condition, operating results and cash flows would be adversely affected.

Our sale of used vehicles, related products and services and third-party finance products is subject to the state and local licensing requirements of the jurisdictions in which we operate. Regulators of jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

We provide transportation brokerage services and rely on external logistics to transport vehicles. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.

We provide transportation brokerage services and rely on external logistics to transport vehicles between and among customers or distribution network providers, and auction partners. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

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

RUMBLEON, INC.

Date: November 14, 2018	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Steven R. Berrard
Steven R. Berrard Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)