Form 10-K
period 2018-12-31
RumbleON, Inc.
filed 2019-04-01
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-38248

RumbleOn, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Lakeshore Drive, Suite 160, Coppell, Texas 75019
(Address of principal executive offices)

(469) 250-1185
(Registrant's telephone number, including area code)

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

As of June 30, 2018, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $33.5 million.

The number of shares of Class B Common Stock, $0.001 par value, outstanding on March 29, 2019 was 20,087,120 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on March 29, 2019.

RUMBLEON, INC.
 Table of Contents to Annual Report on Form 10-K
 for the Year Ended December 31, 2018

PART I

Item 1.
Business.

Overview

RumbleOn, Inc., a Nevada corporation, is a technology driven, motor vehicle dealer and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles.  Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks, and via our acquisition of Wholesale, Inc. in October 2018, we are making a concerted effort to grow our cars and light truck categories.

In this Annual Report on Form 10-K (this "Form 10-K"), we refer to RumbleOn, Inc., formerly Smart Server, Inc., as "RumbleOn," "RMBL," the "Company," "we," "us," and "our," and similar words.

Our Model

RumbleOn’s goal is to disrupt the inefficient, friction-laden pre-owned vehicle supply chain through the use of innovative technology. We have created a modern, technology-based platform to acquire and distribute inventory transparently and efficiently at value-oriented prices. We intend to leverage this platform to maximize the overall profit and return on vehicles that RumbleOn buys/sells for its own account as well to provide both dealers and consumers technology-based tools, financing and logistics-based solutions to simplify their business or aid them through the complex process of buying/selling a vehicle.

Our model is anchored on powerful technology that enables RumbleOn to efficiently acquire, process (including reconditioning, photos and inspection), and distribute vehicles. Collectively, this allows us to maximize inventory value and reduce inventory risk as we penetrate the entire vehicle supply chain in a faster and more cost-efficient manner. There are two critical inputs that are key to understanding how we do this: 1) our innovative technology and 2) our inventory management.

Innovative Technology

Technology underpins everything at RumbleOn. If you want to disrupt an industry, you have to have answer two fundamental questions:

1)
What can we do to eliminate existing customer pain points? and

2)
How do we remove friction from a marketplace rooted in the past?

We leverage technology to drive change in an industry that is almost as old as the automobile or motorcycle itself. At a very high-level, we believe there are two main areas where leveraging these innovations provides us a competitive advantage – 1) our proprietary supply chain and distribution software and 2) and our mobile-first web and application strategy.

We utilize internally developed software to look at the overall supply chain and reconfigure inventory distribution. Our in-house, proprietary software pulls from multiple data sources in real-time, tracking and cataloging inventory across the country. Because we allow for two-way dataflows, our regional partners can tap into our software and easily update their inventory databases as vehicles are reconditioned and sold through any channel.

We analyze market dynamics at scale to inform our acquisition decisions, continually capturing listings, sales, and registration information, to calibrate national price, inbound freight and depreciation estimates using advanced algorithms and linear process trees. The values are then used in our Cash Offer tool to quickly determine a fair and reasonable, non-negotiable offer to the customer.

Lastly, we continue to refine our website and mobile application to provide not only a compelling user experience, from the front-end user interface and powerful search tools to enabling secure data, document and payment exchanges between private parties, but also to help optimize search engine marketing and lower overall cost of customer acquisition. For example, the RumbleOn app has features such as auto-populating details into the Cash Offer tool when a customer scans their VIN, we introduced simplified uploading of vehicle pictures by app users, we integrated technologies to try and block inappropriate content on our Classifieds site, and we are creating fun social experiences like our Road Trip Planner.

Inventory Management

We believe our ability to access and acquire inventory efficiently and cost effectively, from both consumers and dealers, is a key differentiator for RumbleOn. Using pre-owned retail and wholesale vehicle market data obtained from a variety of internal and external data sources, we evaluate a significant number of vehicles daily across both online and traditional auction/dealer-based channels to determine their fit with end-buyer demand, internal profitability targets and our existing inventory mix.

The supply of pre-owned vehicles is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate pre-owned vehicles; the number of pre-owned vehicles sold or remarketed through our consumer and dealer channels; model-year changes; fleet turnover; seasonality; natural disasters; and economic downturns.

As such, we are very focused on nimbly managing our overall inventory, and our current average days to sale is less than 30 days. We believe this not only minimizes potential reduction in profits for negatively impacting items such as the above but also provides us significant competitive benefits; namely: i) we have flexibility to adjust our inventory in response to unforeseen market dynamics – such as the unusually cold winter we experienced across the United States, and delayed tax refunds due to the government shutdown; and ii) we can make swift decisions to capitalize on market anomalies or leverage arbitrage opportunities that should benefit volume and margins in a more consistent fashion.

To support our emphasis on inventory management and reduction or capital investment needs, we leverage a robust partner network that manages the reconditioning, inspections and distribution of our inventory. Our regional partners are located in the cities below:

Cincinnati, OH; Dallas, TX; Daytona Beach, FL; Fontana, CA;
 Atlanta, GA; Greensboro, NC; Indianapolis, IN;
 Kansas City, KS; Madison, WI; Manheim, PA; Nashville, TN;
 Orlando, FL; San Diego, CA; San Francisco, CA;
 Spokane, WA; Statesville, NC;
 West Palm Beach, FL; Windsor, CT

Every unit of inventory we acquire is posted immediately to both our website and Dealer Direct tool as well as sent to one of our regional partners who then update photographs, detailed inspection reports and is set for live auction sale in the near future. Once the vehicle is sold, it is reconditioned to the appropriate level for the buyer, which reduces unnecessary reconditioning costs and enables us to protect our margin when selling directly to a dealer who might prefer to manage or perform reconditioning to their standards. More importantly, we are able to quickly establish new regional partners as needed to reduce our cost of sales and freight expense while creating more capacity for over-all sales growth.

Competitive Positioning

We believe we are filling a massive void in the market and unlike others, we are using this data-powered technology to serve consumers, dealers and service providers across the entire supply chain. Our comprehensive offering includes the following:

Dealers	Consumers	Other
Dealer to Consumer Sales	Consumer to Dealer Sales	Lender Listing Site
Dealer to Dealer Sales	Consumer to Consumer Sales	Dealer Listing Site
Online Cash Offers from RumbleOn	Online Cash Offers from RumbleOn	Data Aggregation
Inventory Management	Classifieds (including transaction support)	Auction Locations
Dealer Branded Cash Offers	Finance a Purchase	Transport Providers
Dealer Listing Site	Warranty Products	Inspection Services
Logistics Support	Inspection Services	Peer-to-Peer Payment
Logistics Support

Over time, we will be buying and selling the same inventory and delivering the same customer experience across our three primary websites - the RumbleOn marketplace, RumbleOn Dealer Direct and Wholesale Inc., powered by RumbleOn - providing us with a strategic advantage of having vertical brands. These solutions exist as separate websites and each fills a gap in the legacy buying and selling experience while taking advantage of vertical search of the same inventory across multiple consumer and dealer channels.

RumbleOn.com is our primary national online consumer facing platform. Consumers can currently get a real Cash Offer for their powersport vehicles as well as purchase powersports vehicles through this website; in the coming months they will be able to do the same for cars and light trucks. Customers can pay for their vehicle using cash or they may select from a range of finance options from unrelated third parties such as banks or credit unions, as well as in the near future, RumbleOn Finance, our own in-house lender. Additionally, customers have the option to protect their vehicle with Extended Protection Plans ("EPPs") and vehicle appearance protection products as part of our online checkout process. EPPs include extended service plans which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection, which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft.

RumbleOn Dealer Direct is currently being used by multiple dealers in the powersports space which allows them to leverage the RumbleOn inventory as a virtual inventory of their own at wholesale values without waiting for auction day. We intend to add cars and trucks to Dealer Direct and incorporate added functionality for dealers to filter by vehicle type when looking to make a purchase.

Wholesale Inc., Powered by RumbleOn (as well as any other sub-brands we ultimately may utilize) – To the extent we acquire a business which has significant local brand awareness, we will likely take advantage of existing organic search benefits and customer goodwill by creating a locally branded website with most of the same functionality as RumbleOn.com.

RumbleOn Classifieds was soft-launched in December 2018 and is a one-stop listing site for consumers who wish to pursue peer-to-peer transaction, similar to Craigslist. For a listing fee, consumers list the vehicle at the price they wish. RumbleOn then offers both buyers and sells a suite of option tools to facilitate the transaction process, including assistance with titles, documentation, third-party inspection, financing, funds-transfer, and logistics. Classifieds allows us to not only buy more inventory from unsuccessful listings, but more importantly provide consumers who were unwilling to accept the RumbleOn Cash Offer price an opportunity to stay in the RumbleOn network and, for a small fee, extend the time RumbleOn is willing to honor the Cash Offer price.

RumbleOn Finance - We are in the process of organizing and licensing RumbleOn Finance as a wholly owned consumer finance entity to provide vehicle buyer’s competitive borrowing alternatives. We expect to be originating transaction by the third quarter of 2019.

Our Market / Competition

We participate in both the automotive and powersports markets.

Automotive

The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. There are approximately 16,700 franchised automotive dealerships, which sell both new and used vehicles, as well as approximately 43,000 used car dealerships in the U.S. with the top 100 used car retailers controlling approximately 7.0% market share according to various industry publications.

Collectively, there were approximately 276 million registered vehicles in operation in 2018. Additionally, it is estimated that in 2018 approximately 17 million new cars and 40 million used cars were sold at retail, many of which were accompanied by trade-ins. Lastly, according to the National Auto Auction Association, more than 11.6 million vehicles were sold through auctions in 2018, with approximately 70% of the wholesale transactions being run through the two largest auction participants, Manheim and Adesa.

Based on the large number of new and used vehicles being sold each year, coupled with the relatively small market share of any single used car seller, we believe that both sources of used vehicles, and our ability to sell them, will continue to be sufficient to meet our current and future needs.

Powersports

We currently operate in the powersports and recreational vehicle market with significant scale and breadth of products. The Motorcycle Industry Council estimates that in 2014, 9.2 million people owned 10.1 million motorcycles in the United States. 87% of these were on-highway models, our initial targeted segment. According to the Powersports Business 2016 Market Data Book, or the 2016 Market Data book, pre-owned motorcycle registrations were 1.1 million units in 2015 with new unit sales of approximately 573,000 or approximately $7 billion in new vehicle sales. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts. According to the Motorcycle Industry Council, in 2014 the median owner age was 47 years with a median income of $62,200 which is approximately 10% above the United States' average. The dealer market is fragmented with an estimated 10,000 outlets authorized to sell powersports and recreation vehicles that include new and pre-owned motorcycles, scooter, and all-terrain vehicles.

Our initial focus was on pre-owned Harley-Davidson motorcycles as it provided a targeted, identifiable segment to establish the functionality of the platform and the RumbleOn brand. Harley-Davidson is a highly regarded and dominant brand (representing approximately 50% market share of new 601cc+ on-road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) in the motorcycle market, with a base of over three million pre-owned motorcycles registered for use in the United States. According to Harley-Davidson, as disclosed in their 2017 investor meeting presentation, and management estimates, each year approximately 400,000 pre-owned Harley-Davidsons are sold, with Harley-Davidson dealers selling approximately 125,000 units, 250,000 units sold in private consumer and independent dealer transactions, and 25,000 sold via other means. As our business has evolved we have expanded into other powersports and recreational vehicle with a strong emphasis on the "metric" brands of motorcycles (Honda, Yamaha, Kawasaki, Suzuki, etc.), which essentially doubled the available market and is a natural extension as these vehicles are often sold or traded for Harley-Davidson vehicles. The metric market and dealer profile closely mirror that of the Harley-Davidson market although it is more highly fragmented and the average pre-owned vehicle selling price is less than a pre-owned Harley Davidson. In addition, many of the metric dealers also retail other powersport vehicles including ATVs, UTVs, snowmobiles and personal watercraft providing RumbleOn an opportunity for product extensions by leveraging existing regional partner relationships.

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

The United States pre-owned powersports and recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and pre-owned vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in pre-owned vehicle retailing includes our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our 100% online marketplace platform including our website and mobile application and our ability to make a cash offer to purchase a vehicle with our customer-friendly sales process and our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to make a cash offer to purchase a customer's vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles allowing us to offer value-oriented pricing. We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We will compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.

The supply of pre-owned vehicles, including automobiles, light trucks and powersports, is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate pre-owned vehicles; and the number of pre-owned vehicles sold or remarketed through our consumer and dealer channels. Based on the large number of new and used vehicles being sold each year, coupled with the relatively small market share of any single used car seller, we believe that both sources of used vehicles, and our ability to sell them, will continue to be sufficient to meet our current and future needs.

Seasonality

Historically, both the automotive and powersport industries have been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season. Given this seasonality, coupled with the fact that we are a growing company, leads us to expect our quarterly results of operations, including our revenue, gross profit, profit/loss, and cash flow to vary significantly in the future, based in part on vehicle buying patterns. Over time, we expect to normalize to seasonal trends in both markets, with the corresponding impact that may result from the overall economic conditions.

Intellectual Property and Proprietary Rights

Our brand image and intellectual property is a critical element of our business strategy.  As of December 31, 2018, we have a trademark registration for "RumbleOn", a patent covering near field communications to store and retrieve vehicle information, and various applications pending with the U.S. Patent and Trademark Office.

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

State Motor Vehicle Sales, Advertising and Brokering Laws

The advertising and sale of new or pre-owned motor vehicles is highly regulated by the states in which we do business. Although we do not anticipate selling new vehicles, state regulatory authorities or third parties could take the position that some of the regulations applicable to new vehicle dealers or to the manner in which automobiles, powersports and recreational vehicles are advertised and sold generally are directly applicable to our business. If our products and services are determined to not comply with relevant regulatory requirements, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation as well as orders interfering with our ability to continue providing our products and services in certain states. In addition, even absent such a determination, to the extent dealers are uncertain about the applicability of such laws and regulations to our business, we may lose, or have difficulty increasing the number of dealers in our network, which would affect our future growth.

Several states have laws and regulations that strictly regulate or prohibit the brokering of motor vehicles or the making of so-called "bird-dog" payments by dealers to third parties in connection with the sale of motor vehicles through persons other than licensed salespersons. If our products or services are determined to fall within the scope of such laws or regulations, we may be forced to implement new measures, which could be costly, to reduce our exposure to those obligations, including the discontinuation of certain products or services in affected jurisdictions. Additionally, such a determination could subject us to significant civil or criminal penalties, including fines, or the award of significant damages in class action or other civil litigation.

In addition to generally applicable consumer protection laws, many states in which we may do business either have or may implement laws and regulations that specifically regulate the advertising for sale of new or pre-owned automobiles, powersports and recreational vehicles. These state advertising laws and regulations may not be uniform from state to state, sometimes imposing inconsistent requirements on the advertiser. If the content displayed on the websites we operate is determined or alleged to be inaccurate or misleading, we could be subject to significant civil and criminal penalties, including fines, or the award of significant damages in class action or other civil litigation. Moreover, such allegations, even if unfounded or decided in our favor, could be extremely costly to defend, could require us to pay significant sums in settlements, and could interfere with our ability to continue providing our products and services in certain states.

Federal Advertising Regulations

The Federal Trade Commission ("FTC") has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

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

Employees

As of December 31, 2018, we had approximately 288 employees all of which are full-time.

Corporate History

RumbleOn, Inc. was originally incorporated in the State of Nevada in October 2013 as a development stage company under the name Smart Server, Inc. In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 5,475,000 shares of common stock of the Company from the prior owner of such shares pursuant to an Amended and Restated Stock Purchase Agreement, dated July 13, 2016. The shares acquired by Berrard Holdings represented 99.5% of the Company's issued and outstanding shares of common stock. Steven Berrard, a director and our Chief Financial Officer, has voting and dispositive control over Berrard Holdings. The aggregate purchase price of the shares was $148,141. In addition, at the closing, Berrard Holdings loaned the Company, and the Company executed a promissory note, in the principal amount of $191,858 payable to Berrard Holdings. Effective August 31, 2017, the note was amended to increase the principal amount by $5,500 to $197,358 in aggregate amount payable to Berrard Holdings.

In October 2016, Berrard Holdings sold an aggregate of 3,312,500 shares of the Company's common stock to Marshall Chesrown, our Chairman of the Board and Chief Executive Officer, and certain other purchasers. The 2,412,500 shares acquired by Mr. Chesrown represented 43.9% of the Company's issued and outstanding shares of common stock. The remaining shares owned by Berrard Holdings after giving effect to the transaction represented 39.3% of the Company's issued and outstanding shares of common stock.

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

On January 8, 2017, the Company entered into an Asset Purchase Agreement (the "NextGen Agreement") with NextGen, Halcyon Consulting, LLC ("Halcyon"), and members of Halcyon signatory thereto ("Halcyon Members," and together with Halcyon, the "Halcyon Parties") pursuant to which NextGen agreed to sell to the Company substantially all of the assets of NextGen in exchange for a payment of approximately $750,000 in cash, the issuance to NextGen of 1,523,809 unregistered shares of Company common stock (the "Purchaser Shares"), the issuance of a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the "Acquisition Note") and the assumption by the Company of certain specified post-closing liabilities of NextGen under the contracts being assigned to the Company as part of the transaction (the "NextGen Acquisition"). On February 8, 2017, the Company assigned to NextGen Pro, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company ("NextGen Pro"), the right to acquire NextGen's assets and liabilities (but not any other rights or obligations under the NextGen Agreement).

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

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock," and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of Class A Common Stock are entitled to 10 votes per share of Class A Common Stock issued and outstanding and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock were deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock are identical to the Class A Common Stock in all respects, except that holders of Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding.

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

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement. The purchasers were issued 1,161,920 shares of Class B Common Stock and notes in the aggregate principal amount of $667,000, (the "Private Placement Notes"), in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000.

Also, on March 31, 2017, we completed the sale of 620,000 shares of Class B Common Stock, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in a private placement offering, (the "2017 Private Placement.") We sold an additional 37,500 shares of Class B Common Stock in connection with the 2017 Private Placement on April 30, 2017. Our officers and directors acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of our website, acquire vehicle inventory, continue development of our platform, and for working capital purposes.

On October 23, 2017, the Company completed an underwritten public offering (the "2017 Public Offering") of 2,910,000 shares of the Company's Class B Common Stock at a price of $5.50 per share for net proceeds to the Company of approximately $14.5 million. In connection with the 2017 Public Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol "RMBL."

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for net proceeds to the Company of approximately $13,015,825 million. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company used the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On October 25, 2018, the Company filed the Certificate of Designation, Preferences, and Rights of Series B Non-Voting Convertible Preferred Stock ("Certificate of Designation") with the Secretary of State for the State of Nevada, designating 2,500,000 shares of the Company's authorized preferred stock, as Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). Shares of Series B Preferred rank pari passu with the Class B Common Stock, except that holders of Series B Preferred shall not be entitled to vote on any matters presented to the stockholders of the Company. The Certificate of Designation became effective on October 25, 2018.

Each share of Series B Preferred was convertible on a one-for-one basis into shares of the Company's Class B Common Stock. The Series B Preferred automatically converted into Class B Common Stock on March 4, 2019, representing 21 days after the mailing of a definitive information statement of the type contemplated by and in accordance with Regulation 14C of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), to the Company's stockholders, without any further action on the part of the Company or any holder.

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") by and among the Company, the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

Also, on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express").

Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company. The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the "Wholesale Closing Date"). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of our Series B Non-Voting Convertible Preferred Stock, par value $0.001. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

On October 30, 2018, we completed the private placement of an aggregate of 3,030,000 shares of our Class B Common Stock (the "2018 Private Placement"), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the 2018 Private Placement, at a price of $8.10 per share. The gross proceeds for the 2018 Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the 2018 Private Placement. We paid the Placement Agents a fee of 6.5% of the gross proceeds in the 2018 Private Placement. Net proceeds from the 2018 Private Placement and $5,000,000 funded under our credit facility were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport USA, Inc. (“Autosport”), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the “Stock Purchase Agreement”), by and among RMBL Express, LLC, a wholly owned subsidiary of Company, Scott Bennie (the “Seller”) and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $662,818.26, plus (ii) a fifteen-month $500,000 promissory note in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company’s Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Company also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller.

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6.5 million. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

Available Information

Our Internet website is www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A.
Risk Factors

Investing in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the other information set forth in this Annual Report on Form 10-K, including our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," before deciding to invest in our common stock. If any of the events or developments described below occur, our business, financial condition, or results of operations could be materially or adversely affected. As a result, the market price of our common stock could decline, and investors could lose all or part of their investment.

Risks Related to Our Business

We have a limited operating history and we cannot assure you we will achieve or maintain profitability.

Our business model is unproven, and we have a limited operating history. We are only in the initial development stage of our business. We expect to make significant investments in the further development and expansion of our business and these investments may not result in the successful development, operation, or growth of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for a number of reasons, including a lack of demand for our products and services, increasing competition, weakness in the automotive, powersports and recreational vehicle industries generally, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors relating to the development and operation of our business. Accordingly, we may not be able to successfully develop and operate our business, generate revenue, or achieve or maintain profitability.

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

We intend to continue to make investments to support the development and growth of our business and, we may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. Also, the incurrence of leverage, the debt service requirements resulting therefrom, and the possibility of a need for financing or any additional financing could have important and negative consequences, including the following: (a) the Company's ability to obtain additional financing for working capital, capital expenditures, or general corporate or other purposes may be impaired in the future; (b) certain future borrowings may be at variable rates of interest, which will expose the Company to the risk of increased interest rates; (c) the Company may need to use a portion of the money it earns to pay principal and interest on their credit facilities, which will reduce the amount of money available to finance operations and other business activities, repay other indebtedness, and pay distributions; and (d) substantial leverage may limit the Company's flexibility to adjust to changing economic or market conditions, reduce their ability to withstand competitive pressures and make them more vulnerable to a downturn in general economic conditions.

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

We depend in part on Internet search engines and social media such as Google™, Bing™, and Facebook™ to drive traffic to our website. For example, when a user searches the internet for a particular type of powersports or recreational vehicle, we will rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to maintain high, non-paid search result rankings is not within our control. Our competitors' Internet search engine and social media efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines or social media companies modify their search algorithms or display technologies in ways that are detrimental to us, or if our competitors' efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide recreation vehicle dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

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

We expect to receive data from third-party data providers, including our partner network , dealer management system data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and possibly others. There may be some instances in which we use this information to collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we may experience interruptions in one or more data feeds that we receive from third-party data providers , in a manner that affects our ability to operate our business . These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. Additionally, when an interruption ceases, we may not always be able to collect the appropriate fees and any such shortfall in revenue could be material to our operating results.

If we are unable to provide a compelling vehicle buying experience to our users, the number of transactions between our users, RumbleOn and dealers will decline, and our revenue and results of operations will suffer harm.

We cannot assure you that we are able to provide a compelling vehicle buying experience to our users, and our failure to do so will mean that the number of transactions between our users, RumbleOn and dealers will decline, and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling powersport and recreation vehicle buying experience is subject to a number of factors, including:

●
our ability to launch new products that are effective and have a high degree of consumer engagement; and

●
compliance of our network partners with applicable laws, regulations and the rules of our platform.

If key industry participants, including powersports and recreation vehicle dealers and regional auctions, perceive us in a negative light or our relationships with them suffer harm, our ability to operate and grow our business and our financial performance may be damaged.

We anticipate that we will derive a significant portion of our revenue from by existing vehicle dealers for dealer services we may provide them. In addition, we utilize a select set of regional partners to perform services for our benefit, including, among other things, vehicle reconditioning, vehicle storage and vehicle photography. If our relationships with our network of regional partners suffer harm in a manner that leads to the departure of these regional partners from our network, then our ability to operate our business, grow revenue, and lower our costs will be adversely affected.

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

Our ability to grow the number of regional partners in our network is an important factor in growing our business. We may be viewed in a negative light by vehicle dealers, and there can be no assurance that we will be able to maintain or grow the number of regional partners in our network.

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

We rely on third-party financing providers to finance a portion of our customers' vehicle purchases.

We rely on third-party financing providers to finance a portion of our customers' vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We provide financing to qualified customers through a number of third-party financing providers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations. We rely on third-party providers to supply EPP products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third-parties. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.

Our sales of powersports/recreation vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned vehicles and excess supply of new vehicles.

We believe when prices for pre-owned vehicles have declined, it can have the effect of reducing demand among retail purchasers for new vehicles (at or near manufacturer's suggested retail prices). Further, vehicle manufacturers can and do take actions that influence the markets for new and pre-owned vehicles. For example, introduction of new models with significantly different functionality, technology or other customer satisfiers can result in increased supply of pre-owned vehicles, and a corresponding decrease in price of pre-owned vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned vehicles.

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

We face significant competition from companies that provide listings, information, lead generation, and vehicle buying services designed to reach consumers and enable dealers to reach these consumers. We will compete for a share of overall vehicle purchases as well as vehicle dealer's marketing and technology spend. To the extent that vehicle dealers view alternative strategies to be superior to RumbleOn, we may not be able to maintain or grow the number of dealers in our network, we may sell fewer vehicles to users of our platform, and our business, operating results and financial condition will be harmed.

We also expect that new competitors will continue to enter the online vehicle retail industry with competing products and services, which could have an adverse effect on our revenue, business and financial results.

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

Our revenue trends are likely to be a reflection of consumers’ vehicle buying patterns. While different types of recreation vehicles are designed for different seasons (motorcycles are typically for non-snow seasons, while snowmobiles are typically designed for winter), our revenue may be cyclical if, for example, powersport and recreation vehicles represent a large percentage of our revenue. Historically, the used industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season. Our business will also be impacted by cyclical trends affecting the overall economy, as well as by actual or threatened severe weather events.

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

There are numerous federal, state and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and vehicle dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business and operating results.

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

Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "RumbleOn" or "RMBL."

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

We are subject to a wide range of federal, state and local laws and regulations. Our sale and purchase of pre-owned vehicles and related activities, including the sale of complementary products and services, are subject to state and local licensing requirements, federal and state laws regulating advertising of vehicles and related products and services, state laws related to title and registration and state laws regulating the sale of vehicles and related products and services. The applicability of these regulatory and legal compliance obligations is dependent on the evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. The financing we resell customers is subject to federal and state laws regulating the provision of consumer finance. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and Nasdaq listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

We currently provide transportation services and rely upon third-party logistics and transportation providers to move vehicles between and among customers, our distribution network partners and auction partners; we and these transportation providers are subject to the regulatory jurisdiction of the United States Department of Transportation (the "DOT") and individual states through which our vehicles travel, which have broad administrative powers with respect to our logistics operations. Vehicle dimensions, driver alcohol and drug testing and driver hours of service are also subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, methods of measurement, driver qualifications or driver hours of service would increase our costs, and if we are unable to pass these cost increases on to our customers, our operating expenses may increase and adversely affect our financial condition, operating results and cash flows. If we or our providers fail to comply with the DOT regulations or regulations become more stringent, we could be subject to increased inspections, audits or compliance burdens. Regulatory authorities could take remedial action including imposing fines or shutting down our operations. If any of these events occur, our financial condition, operating results and cash flows would be adversely affected.

Our sale of pre-owned vehicles, related products and services and third-party finance products is subject to the state and local licensing requirements of the jurisdictions in which we operate. Regulators of jurisdictions where our customers reside but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

 The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

We provide transportation services and rely on external logistics to transport vehicles. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.

We provide transportation services and rely on external logistics to transport vehicles between and among customers or distribution network providers, and auction partners. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Our failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, dealers and other constituents within the vehicle industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

●
potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results in a given period;

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

Risks Related to the Acquisitions (the "Acquisitions") of Wholesale and Wholesale Express (collectively, the "Wholesale Entities")

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

We may be unable to successfully integrate the Wholesale Entities' business and realize the anticipated benefits of the Acquisitions.

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

●
the loss of sales, customers or business partners of ours or of the Wholesale Entities' as a result of such parties deciding not to continue business at the same or similar levels with us or the Wholesale Entities after the Acquisitions;

●
challenges associated with operating the combined business in markets and geographies in which we do not currently operate;

●
difficulty integrating our direct sales and distribution channels with the Wholesale Entities' to effectively sell the vehicles of the combined company;

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

●
performance shortfalls as a result of the diversion of management's attention caused by consummating the Acquisitions and integrating the Wholesale Entities' operations; and

●
managing the increased debt levels incurred in connection with the Acquisitions.

An inability to realize the anticipated benefits and cost synergies of the Acquisitions, as well as any delays encountered in the integration process, could have a material adverse effect on the operating results of the combined company, which may materially adversely affect the value of our Class B Common Stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefit of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Acquisitions may be offset by costs incurred or delays in integrating the companies. If we are not able to adequately address these challenges, we may be unable to successfully integrate the Wholesale Entities' operations into our own or, even if we are able to combine the business operations successfully, to realize the anticipated benefits of the integration of the companies.

Our business relationships, those of the Wholesale Entities or the combined company may be subject to disruption due to uncertainty associated with the Acquisitions.

Parties with which we or the Wholesale Entities do business may experience uncertainty associated with the Acquisitions, including with respect to current or future business relationships with us, the Wholesale Entities or the combined company. Our and the Wholesale Entities' business relationships may be subject to disruption, as customers, distributors, suppliers, vendors, and others may seek to receive confirmation that their existing business relations with us or the Wholesale Entities, as the case may be, will not be adversely impacted as a result of the Acquisitions or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, the Wholesale Entities, or the combined company as a result of the Acquisitions. Any of these other disruptions could have a material adverse effect on our or the Wholesale Entities' businesses, financial condition, or results of operations or on the business, financial condition or results of operations of the combined company, and could also have an adverse effect on our ability to realize the anticipated benefits of the Acquisitions.

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

As a result of the Acquisitions, the Wholesale Entities are subsidiaries of the Company and remain subject to their past, current and future liabilities. There could be unasserted claims or assessments against or affecting the Wholesale Entities, including the failure to comply with applicable laws, regulations, orders and consent decrees or infringement or misappropriation of third-party intellectual property or other proprietary rights that we failed or were unable to discover or identify in the course of performing our due diligence investigation of the Wholesale Entities. In addition, there are liabilities of the Wholesale Entities that are neither probable nor estimable at this time that may become probable or estimable in the future, including indemnification requests received from customers of the Wholesale Entities relating to claims of infringement or misappropriation of third party intellectual property or other proprietary rights, tax liabilities arising in connection with ongoing or future tax audits and liabilities in connection with other past, current and future legal claims and litigation. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our financial results. We may learn additional information about the Wholesale Entities that adversely affects us, such as unknown, unasserted, or contingent liabilities and issues relating to compliance with applicable laws or infringement or misappropriation of third-party intellectual property or other proprietary rights.

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

Our Class B Common Stock is listed for trading on The NASDAQ Capital Market under the trading symbol "RMBL," however historically there has been a limited public market for our Class B Common Stock. The liquidity of any market for the shares of our Class B Common Stock will depend on a number of factors, including:

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

Other factors may also contribute to volatility of the price of our Class B Common Stock and could subject our Class B Common Stock to wide fluctuations. These include:

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

Our executive officers and directors as a group beneficially own shares of our Class A Common Stock and Class B Common Stock representing approximately 54.8% in aggregate of our voting power, including approximately 45.6% in aggregate voting power held by Messrs. Chesrown and Berrard as the only holders of our 1,000,000 outstanding shares of our Class A Common Stock, which has ten votes for each one share outstanding. As a result, these stockholders have the ability to determine all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents’ approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder. This may also adversely affect the market price of our Class B Common Stock.

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

Because our Class B Common Stock may be deemed a low-priced "penny" stock, an investment in our Class B Common Stock should be considered high risk and subject to marketability restrictions.

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

●
send monthly statements to customers with market and price information about the penny stock; and

●
in some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information specified in the rules.

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

On February 6, 2019, our executive officers, directors and certain stockholders entered into lock-up agreements, which restricted the sale of our common stock by such parties through April 8, 2019. Approximately 6.4 million shares of our Class B Common Stock are subject to these lock-up agreements. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, on April 18, 2019, substantially all of our outstanding shares of common stock become eligible for sale.

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

We will remain an "emerging growth company" for up to five years, although we will lose that status sooner if our revenue exceeds $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Even if we no longer qualify as an "emerging growth company," we may still be subject to reduced reporting requirements so long as we are considered a "smaller reporting company."

Many of the exemptions available for emerging growth companies are also available to smaller reporting companies like us that have less than $250 million of worldwide common equity held by non-affiliates. So, although we may no longer qualify as an emerging growth company, we may still be subject to reduced reporting requirements.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an "emerging growth company" for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management's assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

Item 1B.
Unresolved Staff Comments.

None.

Item 2.
Properties.

Vehicle Distribution Segment
We currently maintain our corporate offices at 1350 Lakeshore Drive, Suite 160, Coppell, Texas 75019, which comprises approximately 10,000 square feet that we sublease for approximately $12,917 a month plus our share of the building’s operating expense. This sublease expires on May 31, 2021; however we can elect to extend the term for five (5) years at a rate of $13,333 per month (subject to landlord’s adjustments for fair market rent) plus our share of operating expenses. We provided the sublandlord a security deposit of approximately $50,000 and we are responsible for all utility charges. In addition, in March, 2019 we entered into a short-term sublease expiring in October 2019 in Las Colinas for approximately 11,000 square feet to support the company’s initiatives.

We are a co-leasee on a warehouse space in Missouri from which we operate our licensed dealer operation; total shared monthly rent for the building is $4,250.

We have two main facilities in the greater Nashville, TN metropolitan area that we assumed as part as the acquisitions of Wholesale. One serves as a general office/administrative location as well as a staging and reconditioning property, while the other serves as a retail sales location where we display vehicles and operate a traditional used car sales lot, with minimal vehicle maintenance services provided. Each location has a lease term expiring on October 30, 2021, and for each property we have two (2) renewal option, each of which provides for five (5) additional years with ten percent (10%) increase in the base rent. The collective rent for the two locations is approximately $55,000 per month.

We also lease or sub-lease space to support the operations in (i) West Palm Beach, FL that we assumed as part of the Autosport acquisition and for which we pay approximately $120,000 per year and (ii) Las Vegas, NV to support the development of the RumbleOn Finance business and for which we pay approximately $125,000 per year. Both the FL and NV ancillary location leases currently expire in the second half of 2020.

Vehicle Logistics and Transportation Services
The needs of the Vehicle Logistics and Transportation Services segment of our operations are serviced out of facilities we lease in Mesa, AZ, and Detroit, MI, as well as a portion of space we have in Nashville, TN. Collective annual rent for the MI and AZ locations is approximately $125,000.

Item 3.
Legal Proceedings.

We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.
Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.
Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase Of Equity Securities

Market Information

As of October 29, 2017, our Class B Common Stock has been listed on the Nasdaq Global Select Market ("NASDAQ") under the symbol RMBL. Before October 29, 2017, our common stock traded on the OTCQB Market under the symbol RMBL, and before January 1, 2017, our common stock was not traded, except for 5,000 shares, which traded on the OTC Markets Pink Sheets on January 22, 2016 at a price of $0.245 per share.

Holders of Common Stock

As of March 29, 2019, we had approximately 62 stockholders of record of 20,087,120 issued and outstanding shares of Class B Common Stock and two holders of record of 1,000,000 issued and outstanding shares of Class A Common Stock.

Dividends

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board's assessment of:

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The management's discussion and analysis of financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes included in this annual report.

Overview

We are a technology driven, motor vehicle dealer and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks, and via our acquisition of Wholesale, Inc. in October 2018, we are making a concerted effort to grow our cars and light truck categories.

Acquisition of Wholesale and Wholesale Express

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with our newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder, and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as our wholly-owned subsidiary. Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express. On October 30, 2018 (the "Acquisition Date"), we completed the Wholesale Merger and Express Acquisition. Wholesale is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express is a related logistics company. The results of operations of Wholesale and Wholesale Express from the Acquisition Date to December 31, 2018 (the "Acquisition Period") are included in the Company's consolidated financial statements for the year ended December 31, 2018. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale and Wholesale Express for periods before the Acquisition Date.

Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Each operation is measured through detailed budgeting and monitoring of contributions to consolidated income by each business segment. Based on the way the Company manages its business, the Company has determined that it currently operates two reportable segments: 1) vehicle distribution and 2) vehicle logistics and transportation services. Our vehicle distribution segment consists of the distribution of powersports and automotive and is anchored on a proprietary supply chain and distribution software platform that is supported with our mobile-first web and application strategy. Our technology platform enables efficient preowned vehicle acquisition and distribution, which allows us to maximize inventory value and reduce inventory risk by penetrating the entire vehicle supply chain in a faster and more cost-efficient manner. Our agnostic acquisition approach creates instant liquidity for both consumers and dealers and provides increased control over our inventory, enabling us to adjust our inventory in response to unforeseen market dynamics while allowing us to make swift decisions to benefit sales volume and margins. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. Our Chief Executive Officer focuses on results in assessing operating performance and allocating resources for each of our segments. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States.

For the year ended December 31, 2018, our vehicle distribution segment accounted for approximately 97% of our total revenue and approximately 91.5% of our total gross profit, and our vehicle logistics and transportation service segment accounted for approximately 3% of our total revenue and approximately 8.5% of our total gross profit.

Key Operation Metrics -Vehicle Distribution Segment (Powersports and Automotive)

We regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings.

	2018	2017
Vehicles sold	12,529	678
Vehicle inventory available on website	3,159(1)	751
Regional Partners	16	21
Average days to sale	28	38
Total vehicle revenue	$152,574,412	$7,171,457
_______________________

(1) As of March 25, 2019.

Vehicles Sold

We define vehicles sold as the number of pre-owned vehicles sold to consumers and dealers in each period, net of returns under our various return policies. We view vehicles sold as a key measure of our growth for several reasons. First, vehicles sold is the primary driver of our revenue and, indirectly, gross profit, since vehicle sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, growth in vehicles sold increases the base of available customers for referrals and repeat sales. Third, growth in vehicles sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

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

Regional Partners

Our operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with regional partners. We utilize these regional partners to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. As regional partners are added throughout the U.S., the cost and time associated with distribution programs will be significantly reduced as the pickup and delivery of pre-owned vehicles will become more localized thus reducing shipping costs and the average days to sale for pre-owned vehicles.

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

Key Operations Metrics - Powersports

	2018	2017
Key Operation Metrics:
Vehicles sold	8,524	678

Total Powersports Revenue	$61,204,416	$7,171,457
Sales Profit	$9,143,116	$721,120
Gross Profit	$6,870,350	$508,964
Sales Profit per vehicle	$1,073	$1,064
Gross Profit per vehicle	$806	$751
Sales Margin	14.9%	10.1%
Gross Margin	11.2%	7.1%
Average selling price	$7,180	$10,577

Consumer:
Vehicles sold	733	171

Total Consumer Revenue	$6,506,265	$2,335,195
Sales Profit	$1,581,899	$354,139
Gross Profit	$1,272,135	$273,655
Sales Profit per vehicle	$2,158	$2,071
Gross Profit per vehicle	$1,736	$1,600
Sales Margin	24.3%	15.2%
Gross Margin	19.6%	11.7%
Average selling price	$8,876	$13,656

Dealer:
Vehicles sold	7,791	507

Total Dealer Revenue	$54,698,150	$4,836,262
Sales Profit	$7,561,227	$366,981
Gross Profit	$5,598,215	$235,309
Sales Profit per vehicle	$971	$724
Gross Profit per vehicle	$719	$464
Sales Margin	13.8%	7.6%
Gross Margin	10.2%	4.9%
Average selling price	$7,021	$9,539

Key Operations Metrics - Automotive (inclusive only of the Acquisition Period)

	2018	2017
Key Operation Metrics:
Total vehicles sold	4,005	-

Total Automotive Revenue	$90,094,536	-
Sales Profit	$6,677,911	-
Gross Profit	$4,811,627	-
Sales Profit per vehicle	$1,667	-
Gross Profit per vehicle	$1,021	-
Sales Margin	7.4%	-
Gross Margin	5.3%	-
Average selling price	$22,496	-

Consumer:
Vehicles sold	512	-

Total Consumer Revenue	$11,257,390	-
Sales Profit	$1,542,350	-
Gross Profit	$1,148,695	-
Sales Profit per vehicle	$3,012	-
Gross Profit per vehicle	$2,244	-
Sales Margin	13.7%	-
Gross Margin	10.2%	-
Average selling price	$21,987	-

Dealer:
Vehicles sold	3,493	-

Total Dealer Revenue	$78,837,146	-
Sales Margin	$5,135,562	-
Gross Profit	$3,662,932	-
Sales Profit per vehicle	$1,470	-
Gross Profit per vehicle	$1,049	-
Sales Margin	6.5%	-
Gross Margin	4.6%	-
Average selling price	$22,570	-

Other:
Other revenue	$1,232,068	-
Other gross profit	$899,891	-

Sales Profit

Sales profit is generated on pre-owned vehicle sales from the difference between the selling price of the vehicle minus our cost to acquire the vehicle. We define total average sales profit per vehicle as the aggregate sales profit in a given period divided by the number of pre-owned vehicles sold in that period. Average sales margin is sales profit as a percentage of pre-owned vehicle sales. We believe sales profit is a key measure of our ability to utilize technology to determine the cost at which we can purchase vehicles relative to the price for which we can sell them and maintain our targeted margins. The cost of preparing a vehicle for sale, which includes inspection, reconditioning and transportation are excluded from this metric and are tracked independently. As our regional partner network is expanded and the volume of vehicles acquired grows, we expect to see a decline in these preparation costs per vehicle which in turn will provide more meaningful comparison data to other vehicle sellers.

Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the selling price of the vehicle and our cost of revenue associated with acquiring the vehicle and preparing it for sale. We define total average gross profit per vehicle as the aggregate gross profit in a given period divided by the number of pre-owned vehicles sold in that period. Average gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Total average gross profit per vehicle is driven by sales of pre-owned vehicles to dealers and consumers which provides an opportunity to generate finance and vehicle service contract revenue from consumer sales. We believe average gross profit per vehicle is a key measure of our growth and long-term profitability.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

We regularly review a number of metrics, to evaluate our business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to drive increased transportation and logistics unit volume. Our key operating metrics also demonstrate our ability to translate these drivers into revenue and increased profitability.

	2018 (1)	2017
Revenue	$4,931,558	$-

Vehicles Delivered	11,571	-

Gross Profit	$1,067,963	$-

Gross Profit Per Vehicle Delivery	$92	$-
__________________

(1)
Inclusive only of the Acquisition Period.

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized when all risks and rewards of transportation of the vehicle is transferred to the owner upon delivery and the contracted carrier has been paid for their services. In the normal course of operations, Wholesale Express provides transportation services to Wholesale. Revenue and cost of revenue for these services during the Acquisition Period was $1,107,739 and was eliminated in the consolidated financial statements for the year ended December 31, 2018.

Vehicles Delivered

We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private party individuals. Vehicles delivered is the primary driver of revenue growth and in turn profitability in the vehicle logistics and transportation services segment.

Gross Profit

Vehicle delivery gross profit is generated on the difference between the price received from a customer under a freight brokerage agreement for the transport of a vehicle from a point of origin to a designated destination minus our cost to contract an independent third-party transporter to fulfill our obligation under the freight brokerage agreement with the customer. We define total average gross profit per vehicle as the aggregate gross profit in a given period divided by the number of pre-owned vehicles transported in that period.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue for our vehicle distribution segment is derived primarily from our online marketplace and auctions which include: (i) the sale of pre-owned vehicles to consumer and dealers; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

Revenue from our vehicle logistics and transportation service segment is derived by providing automotive transportation services between dealerships and auctions throughout the United States.

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

See Item 8 of Part II, Financial Statements and Supplementary Data—Note 1— "Description of Business and Significant Accounting Policies – Revenue Recognition" for a further description of the Company's revenue recognition.

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

Pre-owned vehicle sales represent the aggregate sales of pre-owned vehicles to consumers and dealers through our website or at auctions. We generate gross profit on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of revenue associated with acquiring the vehicle and preparing it for sale. We expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. At this stage of our development, changes in both retail pre-owned vehicles sold and average selling price are the most significant driver for changes in revenue.

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

The number of pre-owned vehicles sold to dealers at auctions is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company's overall inventory mix and quantity levels against days to sales targets; and (iii) a need to liquidate those pre-owned vehicles that do not meet the Company's quality standards to be sold through Rumbleon.com.

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

●
Vehicle Service Contracts. At the time of pre-owned vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including EPP products and vehicle appearance protection. EPP products include extended service plans ("ESPs"), which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection ("GAP"), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products. The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. Commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of Other sales revenue in the accompanying Consolidated Statements of Operations and a component of Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

●
Subscription and other fees. We generate subscription fees for providing access to part of our software solutions, include access to certain data.

Vehicle Logistics and Transportation Services

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized when all risks and rewards of transportation of the vehicle is transferred to the owner upon delivery and the contracted carrier has been paid for their services.

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

Cost of other sales and revenue products includes primarily the costs of (i) extended service protection; (ii) vehicle appearance products; (iii) guaranteed asset protection  (iv) sales of pre-owned vehicles acquired that are deemed commercially unfit because they did not meet our quality standards; and (v) costs and expenses associated with supporting our software solution for dealer under subscription arrangements..

Cost of subscription fee revenue includes the (i) cost of various data feeds from third parties; (ii) costs for hosting of the customer-facing website; (iii) commissions for new sales; and (iv) implementation and training costs for new and existing dealers.

Sales Profit

Sales profit is generated on pre-owned vehicle sales from the difference between the selling price of the vehicle minus our cost to acquire the vehicle. We define total average sales profit per vehicle as the aggregate sales profit in a given period divided by the number of pre-owned vehicles sold in that period. Average sales margin is sales profit as a percentage of pre-owned vehicle sales. We believe sales profit is a key measure of our ability to utilize technology to determine the cost at which we can purchase vehicles relative to the price for which we can sell them and maintain our targeted margins. The cost of preparing a vehicle for sale, which includes inspection, reconditioning and transportation are excluded from this metric and are tracked independently. As our regional partner network is expanded and the volume of vehicles acquired grows, we expect to see declines in these preparation costs per vehicle which in turn will provide more meaningful comparison data to other vehicle sellers.

Vehicle Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of revenue associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profit achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross profit. Pre-owned vehicles sold to dealers through auctions are sold at market. Factors affecting gross profit from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel.

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses also include the transportation cost associated with selling vehicles but excludes the cost of reconditioning, inspecting, and auction fees which are included in Cost of revenue. Selling, general and administrative expenses will continue to increase substantially in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures, but we anticipate they will decline as a percentage of sales revenue.

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

Seasonality

The volume of vehicles sold will generally fluctuate from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of pre-owned vehicles available for sale from selling consumers, the availability and quality of vehicles, holidays, and the seasonality of the retail market for pre-owned vehicles. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction accessibility as well as additional costs associated with the holidays and winter weather.

RESULTS OF OPERATIONS

The following table provides our results of operations for the year ended December 31, 2018 and 2017, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Wholesale and Wholesale Express are included in the Company's consolidated financial statements for the year ended December 31, 2018 for the Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale or Wholesale Express for periods before the Acquisition Date.

	For the Year ended December 31, 2018
	Vehicle Distribution	Vehicle Logistics and Transportation Services (1)	Elimination	Total	2017
Revenue:
Pre-owned Vehicle Sales:
Powersports	$61,204,416	-	-	$61,204,416	$7,171,457
Automotive (1)	90,094,536	-	-	90,094,536	-
Transportation (1)	-	4,931,558	(1,107,739)	3,823,819	-
Other	1,275,460	-	-	1,275,460	134,445
Total Revenue	152,574,412	4,931,558	(1,107,739)	156,398,231	7,305,902

Cost of Revenue:
Powersports	54,334,066	-	-	54,334,066	6,615,258
Automotive (1)	85,282,908	-	-	85,282,908	-
Transportation (1)	-	3,863,595	(1,107,739)	2,755,856	-
Other	1,389,110	-	-	1,389,110	412,535
Total Cost of Revenue	141,006,084	3,863,595	(1,107,739)	143,761,940	7,027,793

Gross Profit	11,568,328	1,067,963	-	12,636,291	278,109

Selling, General and Administrative	34,024,484	1,028,933	-	35,053,417	7,586,999

Depreciation and Amortization	982,772	1,234	-	984,006	668,467

Operating loss	(23,438,928)	37,796	-	(23,401,132)	(7,977,359)

Interest expense	1,780,685	-	-	1,780,685	595,966

Net income before income taxes	(25,219,613)	37,796	-	(25,181,817)	(8,573,325)

Benefit for income taxes	-	-	-	-	-

Net profit (loss)	$(25,219,613)	$37,796	$-	$(25,181,817)	$(8,573,325)
__________________

(1)
Inclusive only of the Acquisition Period.

Vehicle Distribution Segment (Powersports and Automotive)

The following table provides our results of operations for the years ended December 31, 2018 and 2017 for the vehicle distribution segment, including key financial information relating to this segment. Our vehicle distribution segment consists of the distribution of powersports and automotive, as further described below. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Wholesale and Wholesale Express are included in the Company's consolidated financial statements for the year ended December 31, 2018 for the Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Acquisition Date.

	2018	2017
Revenue:
Pre-owned Vehicle Sales:
Powersports	$61,204,416	$7,171,457
Automotive (1)	90,094,536	-
Vehicle sales	151,298,952	7,171,457

Other	1,275,460	134,445
Total Revenue	152,574,412	7,305,902

Cost of Revenue:
Powersports	54,334,066	6,615,258
Automotive (1)	85,282,908	-
Vehicle cost of revenue	139,616,974	6,615,258

Other	1,389,110	412,535
Total Cost of Revenue	141,006,084	7,027,793

Gross Profit	11,568,328	278,109

Selling, General and Administrative	34,024,484	7,586,999

Depreciation and Amortization	982,772	668,467

Operating loss	(23,438,928)	(7,977,359)

Interest expense	1,780,685	595,966

Net income before provision for income taxes	(25,219,613)	(8,573,325)

Benefit for income taxes	-	-

Net loss	$(25,219,613)	$(8,573,325)
__________________

(1)
Inclusive only of the Acquisition Period.

Total revenue increased by $145,268,510 to $152,574,412 for the year ended December 31, 2018 compared to $7,305,902 for the year ended December 31, 2017. The increase was primarily due to an increase in the number of pre-owned vehicles sold to 12,529 for the year ended December 31, 2018 as compared to 678 for the year ended December 31, 2017. The increase in vehicles sold was a result of the continued expansion of our powersports business and the acquisition of Wholesale. Powersport vehicle sales revenue increased by $54,032,959 to $61,204,416 for the year ended December 31, 2018 and Wholesale vehicle sales revenue was $90,094,536, representing revenue for the Acquisition Period.

Total cost of revenue increased $133,978,291 to $141,006,084 for the year ended December 31, 2018 compared to $7,027,793 for the year ended December 31, 2017. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the year ended December 31, 2018 as compared the year ended December 31, 2017 and the acquisition of Wholesale. Powersport total cost of revenue increased by $48,363,206 to $55,390,999 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Wholesale total cost of revenue was $85,615,085, representing cost of revenue for the Acquisition Period.

Powersports

The following table provides the results of operations for the year ended December 31, 2018 and 2017 for our powersports business, which is included in our vehicle distribution segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.

	2018	2017
Powersports

Vehicle revenue:
Consumer	$6,506,266	$2,335,195
Dealer	54,698,150	4,836,262
Total vehicle revenue	61,204,416	7,171,457

Other revenue	43,393	134,445
Total revenue	$61,247,809	$7,305,902

Vehicle gross Profit:
Consumer	$1,272,135	273,655
Dealer	5,598,215	235,309
Total vehicle gross profit	6,870,350	508,964

Other	(1,013,540)	(230,855)
Total Gross Profit	$5,856,810	$278,109

Vehicles sold:
Consumer	733	171
Dealer	7,791	507
Total vehicles Sold	8,524	678

Gross profit per vehicle:
Consumer	$1,736	$1,600
Dealer	$719	$464
Total	$806	$751

Gross margin per vehicle:
Consumer	19.6%	11.7%
Dealer	10.2%	4.9%
Total	11.2%	7.1%

Average vehicle selling price:
Consumer	$8,876	$13,656
Dealer	$7,021	$9,539
Total	$7,180	$10,576

Powersports Vehicle Revenue

Total powersports vehicle revenue increased by $54,032,959 to $61,204,416 for the year ended December 31, 2018 compared to $7,171,457 for the year ended December 31, 2017. The growth in powersports revenue was primarily due to an increase in the number of pre-owned vehicles sold to 8,524 for the year ended December 31, 2018 as compared to 678 for the year ended December 31, 2017, offset by a decline in average selling price to $7,180 for the year ended December 31, 2018 from $10,576 for the year ended December 31, 2017. The increase in units sold was driven by a significant growth in visits to the RumbleOn website, an increase in requests for cash offers by consumers and dealers, expanded levels of inventory available for sale, an enhanced digital and social media advertising campaign, increased awareness of the RumbleOn brand and customer referrals and the launch of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The decline in average selling price of pre-owned vehicles for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to a shift in inventory mix from solely acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which better represented the overall powersport market. For the year ended December 31, 2018, 58.6% of the pre-owned vehicles sold to consumers and dealers were Harley-Davidson at an average selling price of $9,069. For the year ended December 31, 2017, 83.2% of the pre-owned vehicle sold to consumers and dealers were Harley-Davidson at an average selling price of $11,649. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and the introduction of our consumer classified listing site.

Other Revenue

Other revenue decreased by $91,052 to $43,393 for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This decrease is primarily a result of discontinuing the licensing of our software to new dealers beginning in the first quarter of 2018.

Powersports Cost of Revenue

Powersport cost of vehicle revenue increased by $47,671,572 to $54,334,066 for the year ended December 31, 2018 and consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $52,061,289 from the sale of 8,524 pre-owned vehicles at an average acquisition cost of $6,108; and (ii) aggregate reconditioning and transportation costs of $2,272,777. For the year ended December 31, 2017, the $6,662,494 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $6,450,337 from the sale of 678 vehicles at an average acquisition cost of $9,514; and (ii) aggregate reconditioning and transportation costs of $212,157.

Cost of subscription fee and other revenue increased $691,632 to $1,056,932 for the year ended December 31, 2018 from $365,300 for the year ended December 31, 2017. The increase was primarily a result of increased freight costs for inventory held for sale and increased costs and expenses related to subscription and other fee revenue which included: (i) various data feeds from third parties; (ii) hosting of the customer facing website; and (iii) and training of existing dealers.

Powersports Gross Profit

Powersport vehicle gross profit increased $6,361,386 to $6,870,350 for the year ended December 31, 2018 as compared to $508,964 for the year ended December 31, 2017. The increase was primarily due to an increase in the number of pre-owned vehicles sold at an average higher gross profit for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The increase in powersport gross profit was driven primarily by an increase in gross profit per vehicle to $806 or an 11.2 % gross margin for the year ended December 31, 2018 as compared to $751 or 7.1 % gross margin for the year ended December 31, 2017. The net increase was primarily a result of: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands and (ii) lower reconditioning costs per unit resulting from cost efficiencies. The effect of these increases was offset by higher freight costs per unit associated with the geographic expansion of our business across the U.S.

Automotive

The following table provides the results of operations for the year ended December 31, 2018 for the automotive business, which is included our vehicle distribution segment, including key financial information relating to the automotive business. Our automotive distribution business was added on the Acquisition Date in connection with the Acquisition of Wholesale. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before the Acquisition Date.

	2018 (1)	2017
Automotive

Vehicle revenue:
Consumer	$11,257,390	$-
Dealer	78,837,146	-
Total vehicle revenue	90,094,536

Other	1,232,067	-
Total revenue	$91,326,603	$-

Gross Profit:
Consumer	$1,148,695	$-
Dealer	3,662,932	-
Total vehicle gross profit	$4,811,627	$-

Other	899,891	-
Total Gross Profit	$5,711,518	$-

Vehicles sold:
Consumer	512	-
Dealer	3,493	-
Total vehicles sold	4,005	-

Average selling price:
Consumer	$21,987	$-
Dealer	$22,570	$-
Total	$22,496	$-

Gross profit per vehicle
Consumer	$2,244	$-
Dealer	$1,049	$-
Total	$1,201	$-

Gross margin per vehicle
Consumer	10.2%	-
Dealer	4.6%	-
Total	5.3%	-
__________________

(1)
Inclusive only of the Acquisition Period.

Automotive Revenue

Total revenue for the Acquisition Period was $91,326,603, which included $11,257,390 from the sales to consumers, $78,837,146 from sales to dealers and $1,232,067 of other revenue. During the Acquisition Period, 4,005 preowned vehicles were sold at an average selling price of $22,496. The average selling price of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Total revenue from the sale to consumers for the Acquisition Period was $11,257,390 comprised of the sale of 512 preowned vehicles at an average selling price of $21,987. All sales to consumers was derived from two physical locations located in Nashville, Tennessee.

Total revenue from the sale to dealers for the Acquisition Period was $78,837,146 comprised of the sale of 3,493 preowned vehicles at an average selling price of $22,570. Substantially all sales to dealers were conducted through third-party auctions.

Other Revenue

Total other revenue for the Acquisition Period was $1,232,067 and consisted primarily of fees for providing vehicle financing, service contracts and insurance on consumer sales.

Automotive Cost of Revenue

Total cost of revenue for the Acquisition Period was $85,615,086, which included $10,108,695 from the sales to consumers, $75,174,214 from sales to dealers, and $332,177 from other sales. During the Acquisition Period, we sold 4,005 preowned vehicles that had (i) an acquisition cost of $82,631,697; (ii) reconditioning costs of $545,639; and (iii) transportation costs of $1,205,682 and cost of other sales revenue of $332,177.

Total cost of revenue from the sale to consumers for the Acquisition Period was $10,108,695 comprised of the sale of 512 vehicles that had: (i) a per vehicle acquisition cost of $18,975; and (ii) aggregate reconditioning and transportation costs of $278,961. Total cost of revenue from the sale to dealers for the Acquisition Period was $75,174,214 comprised of the sale of 3,493 preowned vehicles that had: (i) a per vehicle acquisition cost of $21,521; and (ii) aggregate reconditioning and transportation costs of $1,472,629. Total cost of other sales revenue for vehicle financing contracts, service contracts and insurance for the Acquisition Period was $332,177. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Automotive Gross Profit

Total gross profit for the Acquisition Period was $5,711,518, which included $1,148,695 from the sales to consumers and $3,662,932 from sales to dealers. Gross profit per vehicle sold to consumers and dealers was $1,201 or a 5.3% gross margin.

Total gross profit per vehicle sold to consumers for the Acquisition Period was $2,244 or a 10.2% gross margin. Total gross profit per vehicle sold to dealers for the Acquisition Period was $1,049 or a 4.6% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the year ended December 31, 2018 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. The results of operations of Wholesale Express are included in the Company's consolidated financial statements for the year ended December 31, 2018 for the Acquisition Period. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale Express for periods before the Acquisition Date.

	2018	2017
Transportation

Total revenue	$4,931,558	$-

Cost of revenue	3,863,595	-

Gross profit	1,067,963	-

Selling, general and administrative	1,028,933	-

Depreciation and Amortization	1,234	-

Operating income	37,796	-

Interest Expense	-	-

Net Income before income tax	$37,796	$-

Vehicles delivered	11,571	-

Revenue per delivery	$426

Gross profit per delivery	$92.30	$-

Gross margin per delivery	$21.7%	$-

Vehicle Logistics and Transportation Services Revenue

Total revenue for the Acquisition Period was $4,931,558 resulting from the transport of 11,571 preowned vehicles at an average price per vehicle of $426. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the Acquisition Period, freight services purchases from Wholesale Express was $1,107,739 and was eliminated in the consolidated financial statements for the year ended December 31, 2018.

Vehicle Logistics and Transportation Services Cost of Revenue

Total cost of revenue for the Acquisition Period was $3,863,595 and was comprised of the delivery of 11,571 units at a delivery cost per unit of $334. Included in cost of revenue is $938,874 related to transport services provided by Wholesale Express to the Company and was eliminated in the consolidated financial statements for the year ended December 31, 2018.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the Acquisition Period was $1,067,963 or $92.30 per unit transported. Included in gross profit is $168,865 related to transport services provided by Wholesale Express to the Company.

Selling, general and administrative

	2018	2017
Selling general and administrative:
Compensation and related costs	$10,656,107	$3,111,363
Advertising and marketing	11,457,572	1,731,028
Professional fees	1,788,425	890,580
Technology development	1,152,108	452,957
General and administrative	9,999,205	1,401,071
	$35,053,417	$7,586,999

Selling, general and administrative expenses increased $27,466,418 for the year ended December 31, 2018 from $7,586,999 for the year ended December 31, 2017. The increase is a result of the continued rapid growth and expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance. Included in selling, general and administrative expenses is $6,594,269 and $1,028,933, respectively, for Wholesale and Wholesale Express for the Acquisition Period.

Compensation and related costs increased $7,544,744 for the year ended December 31, 2018 from $3,111,363 for the year ended December 31, 2017. The increase was driven by the rapid expansion of our business which resulted in increased headcount to support this growth. The Company had approximately 288 employees at the end of 2018 versus approximately 40 employees at the end of 2017. As our business grows, we will continue to add headcount in all areas of the Company, which will result in an increase in compensation and related expenses in absolute dollar terms but significantly decrease as a percentage of total revenue. Included in Compensation and related costs is $2,271,349 and $794,556, respectively for Wholesale and Wholesale Express for the Acquisition Period.

Advertising and marketing increased $9,726,544 for the year ended December 31, 2018, from $1,731,028 for the year ended December 31, 2017. This increase is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy, targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to a strong social media marketing strategy, our digital paid advertising efforts also include programmatic, display advertisements, IP targeting and Geo-fencing, email and profile retargeting, organic search and content, video marketing, automation and aggressive event and experiential marketing. Our traditional mediums have expanded further to brand additional billboards and print advertisements, and in 2018 we have incurred additional production costs for preparation of future television and connected TV brand awareness advertising. We believe our demographic focus of nurturing the buyer personas of both consumers and dealers, ensures loyalty which will drive both high participation in the buying and selling process, while increasing referrals and third-party partnerships. This nurturing will scale tremendously as we prepare to launch personalized video experiences, unique to each user looking to acquire a cash offer in 2019 and the appendage and unification of our current user data, to provide a more targeted message for each stage of the buyer or sellers journey. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platforms and the overall user experience.

As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue. Included in Advertising and marketing expenses is $291,124 and $16,021, respectively for Wholesale and Wholesale Express for the Acquisition Period.

Professional fees increased $897,845 for the year ended December 31, 2018 from $890,580 for the year ended December 31, 2017. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) the public offering of Class B shares; (ii) debt financings; (iii) acquisition activities; (iv) general corporate matters; (v) the preparation of quarterly and annual financial statements; and (vi) the preparation and filing of regulatory reports required of the Company for public reporting purposes For additional information, see Note 4 – "Acquisitions" and Note 7 - "Notes Payable" and Note 8 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statement . Included in Professional fees is $111,208 and $50,256, respectively, for Wholesale and Wholesale Express for the Acquisition Period.

Technology development expenses increased $699,151 for the year ended December 31, 2018 from $452,957 for the year ended December 31, 2017. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii)   new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi)   deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. Total technology costs and expenses incurred for the year ended December 31, 2018 were $3,314,815 of which $2,162,707 was capitalized. For the year ended December 31, 2017, total technology cost and expenses incurred were $959,743 of which $506,786 was capitalized. For the year ended December 31, 2018, a third-party contractor billed $2,117,739 of the total technology development costs as compared to $914,099 for the year ended December 31, 2017. The amortization of capitalized technology development costs for the year ended December 31, 2018 was $825,782 as compared to $588,519 for the year ended December 31, 2017. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses increased $8,598,134 for the year ended December 31, 2018 from $1,401,071 for the year ended December 31, 2017. The increase is a result of the cost and expenses associated with the continued progress made and growth experienced in the development of our business, expansion of our Dallas operations center and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $174,553; (ii) utilities of $664,304; (iii) office supplies and process application software of $376,603; (iv) rent of $188,257; (v) transportation cost and auction fees associated with selling vehicles of $1,915,392; and (vi) travel of 268,657. Included in general and administrative expenses is $3,920,589 and $168,101, respectively, for Wholesale and Wholesale Express for the Acquisition Period.

Depreciation and Amortization

Depreciation and amortization increased $315,539 for the year ended December 31, 2018 from $668,467 for the year ended December 31, 2017. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the year ended December 31, 2018 including capitalized technology acquisition and development costs of $2,162,707. For the year ended December 31, 2018, amortization of capitalized technology development was $825,782 as compared to $588,519 for the year ended December 31, 2017. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $158,224 as compared to $79,948 for the year ended December 31, 2017. Included in depreciation and amortization is $24,490 and $1,234, respectively, for Wholesale and Wholesale Express for the Acquisition Period.

Interest Expense

Interest expense increased $1,184,719 for the year ended December 31, 2018 from $595,966 for the year ended December 31, 2017. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) NextGen Note; and (iv) Line of Credit-Floor Plan (each as defined below). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iii) the amortization of the debt issuance costs on the Hercules Loan. Interest expense on the Hercules Loan for the year ended December 31, 2018 was $770,810 and included $304,213 of debt issuance cost amortization for the year ended December 31, 2018. Interest expense on the Private Placement Notes for the year ended December 31, 2018 was $259,177 which included $205,926 of debt discount amortization for the year ended December 31, 2018. Interest expense on the NextGen Note for the year ended December 31, 2018 was $87,617. Interest expense on the Line of Credit-Floor Plan for the year ended December 31, 2018 was $149,776. Interest expense on the Private Placement Notes for the year ended December 31, 2017 was $158,740 which included $126,076 of debt discount. Interest expense on the NextGen Notes for the year ended December 31, 2017 was $76,457. Interest expense on the Senior Secured Promissory Notes for the year ended December 31, 2017 was $161,075 which included $150,000 of original issue discount amortization. Included in interest expense is $513,305 for Wholesale for the Acquisition Period. Part II, Financial Statements and Supplementary Data—Note 7—"Notes Payable" for additional discussion.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the year ended December 31, 2018 and 2017:

	2018	2017
Net cash (used in) provided by operating activities	$(23,452,753)	$(9,623,493)
Net cash used in investing activities	(17,564,367)	(1,879,298)
Net cash provided by financing activities	47,631,370	19,322,863
Net increase in cash	$6,614,250	$7,820,072

Operating Activities

Net cash used in operating activities increased $13,829,260 to $23,452,753 for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in net cash used is primarily due to a $16,608,492 increase in our net loss offset by an increase of $1,508,185 increase in non-cash expense items. The increase in the net loss for the year ended December 31, 2018 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company's website, acquisition of vehicle inventory, continue development of the Company's business and for working capital purposes.

Investing Activities

Net cash used in investing activities increased $15,685,069 to $17,564,367 for the year ended December 31, 2018 as compared with the year ended December 31, 2017. The increase in cash used for investment activities was primarily for the purchase of Wholesale and Wholesale Express and $2,162,707 in costs incurred for technology development.

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company.  Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express").  On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. Also, on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express.  The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the "Wholesale Closing Date"). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of our Series B Non-Voting Convertible Preferred Stock, par value $0.001. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the "NextGen Note"). The NextGen Note matures on the third anniversary of the closing date (the "Maturity Date"). Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. In connection with the closing of the NextGen Acquisition, certain investors of the Company accelerated the funding of the second tranche of their investment totaling $1,350,000. The investors were issued 1,161,920 shares of Class B Common Stock and promissory notes in the amount of $667,000. See Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" "Financing Activities" and Item 8 of Part II, Financial Statements and Supplementary Data—Note 7—"Notes Payable" for additional discussions.

Financing Activities

Year Ended December 31, 2018

Net cash provided by financing activities increased $28,308,507 to $47,631,370 for the year ended December 31, 2018 as compared to the same period in 2017. This increase is primarily a result of the: (i) 2018 public offering of 2,328,750 shares of Class B Common Stock with net proceeds of $13,015,825; (ii) 2018 Private Placement of 3,030,000 shares of Class B Common Stock with net proceeds of $20,086,155; (iii) Proceeds of $9,227,035 from Hercules loans; and (iv) Net advances of $5,302,355 under floor plan lines of credit. The proceeds from these transactions were used to: (i) acquire vehicle inventory; (ii) accelerate technology development; (iii) fund the acquisition of Wholesale and Express; and (iv) continue development of the Company's business and for working capital purposes.

On February 16, 2018, the Company, through RMBL Missouri, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank, a Utah chartered state bank ("Ally Bank") and Ally Financial, Inc., a Delaware corporation (together with Ally Bank "Ally"), pursuant to which Ally may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL Missouri from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL Missouri to maintain 10.0% of the advanced amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, the Borrower's obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL Missouri, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL Missouri and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL Missouri and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement.

On April 30, 2018 (the "Closing Date"), the Company, and it wholly owned subsidiaries, (collectively the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15.0 million (the "Hercules Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan is subject to various covenants, including gross profit and EBITDA. As of December 31, 2018, the Company was in compliance with such covenants.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to 5.0 million is advanced at the parties agreement) shares of the Company's Class B Common Stock (the "Warrant') at an exercise price of $5.50 per share (the "Warrant Price"). The Warrant is immediately exercisable and expires on April 30, 2023.

Advances under the Hercules Loan ("Advances") will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, or (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

Upon any event of default, Hercules may, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by Borrowers.

The Hercules Loan is secured by a grant of a security interest in substantially all assets (the "Collateral") of the Borrowers, except the Collateral does not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any.

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for aggregate net proceeds to the Company of approximately $13,040,383. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") by and among the Company, the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

Also, on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express").

The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the "Wholesale Closing Date"). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of our Series B Non-Voting Convertible Preferred Stock, par value $0.001. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

On October 30, 2018, the Company, NextGen Pro, LLC, ("NextGen Pro"), RMBL Missouri, LLC, ("RMBL Missouri"), RMBL Texas, LLC ("RMBL Texas", and together with the Company, NextGen Pro, and RMBL Missouri, each, an "Existing Borrower", and collectively, the "Existing Borrowers"), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, ("RMBL Express", and together with Merger Sub, Wholesale and Wholesale Express, the "New Borrowers"; together with the Existing Borrowers, the "Borrowers"), Hercules Capital, Inc., ("Hercules"), in its capacity as lender (in such capacity, "Lender"), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, "Agent"), entered into the First Amendment and Waiver to Loan and Security Agreement (the "Amendment"), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the "Loan Agreement"; as amended by the Amendment, the "Amended Loan Agreement"), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the "Tranche II Advance"). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, we issued to Hercules a warrant to purchase 20,950 shares of Class B Common Stock at an exercise price of $7.16 per share. In connection with the Company’s public offering in February 2019, the exercise price of the warrant was adjusted to $5.55 and the number of shares of Class B Common Stock underlying the warrant was adjusted to 27,026. The warrant is immediately exercisable and expires on October 30, 2023.

Also, on October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). The available credit under the NextGear Credit Line is initially $63,000,000, it decreased to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.00%, until the outstanding liabilities to NextGear are paid in full.

On October 30, 2018, we completed the private placement of an aggregate of 3,030,000 shares of our Class B Common Stock (the "2018 Private Placement"), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the 2018 Private Placement, at a price of $8.10 per share. The gross proceeds for the 2018 Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the 2018 Private Placement. We paid the Placement Agents a fee of 6.5% of the gross proceeds in the 2018 Private Placement. Net proceeds from the 2018 Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

Year Ended December 31, 2017

On February 8, 2017, in connection with the NextGen Acquisition, the Company issued the NextGen Note. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the NextGen Notes for the year ended December 31, 2017 was $76,457. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 7—"Notes Payable" for additional discussion.

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts as addition to paid in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at December 31, 2017 was 26.0%. Interest expense on the Private Placement Notes for the year ended December 31, 2017 was $158,740, which included debt discount amortization of $126,076 for the year ended December 31, 2017. See Item 8 of Part II, "Financial Statements and Supplementary Data—Note 7—Notes Payable" for additional discussion.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in the private placement (the "2017 Private Placement"). Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of the Company's website, acquire vehicle inventory, continue development of the Company's platform, and for working capital purposes. See Item 8 of Part II, "Financial Statements and Supplementary Data—Note 8—Stockholders' Equity" for additional discussion.

On September 5, 2017 the Company executed Senior Secured Promissory Notes (the "Senior Secured Promissory Notes") in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 ("Principal Amount"), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Senior Secured Promissory Notes, net of original issuance discount, was $1,500,000. The Senior Secured Promissory Notes were secured by an interest in all the Company's Collateral, as such term was defined in the Senior Secured Promissory Notes. The Senior Secured Promissory Notes maturity was September 15, 2018 and borer interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest was payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Senior Secured Promissory Notes would become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon could be prepaid by the Company at any time prior to the Maturity Date without premium or penalty upon five days prior written notice to the Noteholder. If the Company consummated in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the Noteholders could require the Company to prepay the Senior Secured Promissory Notes on thirty (30) days prior written notice to the Company. The original issue discount was amortized to interest expense through repayment of the Senior Secured Promissory Notes using the effective interest method. On October 23, 2017, the Company completed the 2017 Public Offering and used approximately $1,661,075 of the net proceeds of the offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest of $11,075, which resulted in the termination of the Senior Secured Promissory Notes.

On October 23, 2017, the Company completed the 2017 Public Offering of 2,910,000 shares of the Company's Class B Common Stock at a price of $5.50 per share for net proceeds to the Company of approximately $14.5 million. In connection with the 2017 Public Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol "RMBL". The Company used $1,661,075 of the net proceeds of the 2017 Public Offering for the repayment of the Senior Secured Promissory Notes. See Item 8 of Part II, "Financial Statements and Supplementary Data—Note 8—Stockholders' Equity" for a further discussion.

On November 2, 2017, the Company, through its wholly-owned subsidiary RMBL Missouri, LLC (the "Borrower"), entered into a floor plan line of credit (the "Credit Line") with NextGear Capital, Inc. ("NextGear") in the amount of $2,000,000, or such lesser sum which may be advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. As of November 2, 2017, the effective rate of interest was 6.5%. Advances and interest under the Credit Line are due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement) or of the receivable, as applicable. The Credit Line is secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment is guaranteed by the Company pursuant to a guaranty in favor of NextGear and its affiliates. On February 20, 2018, the Company notified NextGear that it was terminating the Credit Line, and all security or other credit documents entered into in connection therewith.  At the time of the notification, there was no indebtedness outstanding under the Credit Line.

Investment in Growth

At December 31, 2018, our principal sources of liquidity were cash and cash equivalents totaling $15,784,902. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $34,201,114 from our operations through December 31, 2018 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business, and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the "SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Financial Statements and Supplementary Data Note 1 "Description of Business and Significant Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue Recognition

We adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition, and we recognized no cumulative effect adjustment upon adoption.

For vehicles sold at wholesale to dealers we satisfy our performance obligation for vehicles sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the dealer. We recognize revenue at the amount we expect to receive for the pre-owned vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

For vehicles sold to consumers the purchase price is set forth in the customer contracts at a stand-alone selling price which is agreed upon prior to delivery. We satisfy our performance obligation for pre-owned vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first three days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for pre-owned vehicle sales to consumers includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received, or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the pre-owned vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenue exclude any sales taxes, title and registration fees, and other government fees that are collected from customers.

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

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized when all risks and rewards of transportation of the vehicle is transferred to the owner upon delivery and the contracted carrier has been paid for their services.

Vehicle Inventory

Pre-owned vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of pre-owned vehicles primarily acquired from consumers and includes the cost to acquire and recondition a pre-owned vehicle. Reconditioning costs are billed by third-party providers and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Transportation costs are expensed as incurred. Pre-owned inventory is stated at the lower of cost or net realizable value. Vehicle inventory cost is determined by specific identification. Net realizable value is based on the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn data of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value, which is recognized in cost of revenue in our Consolidated Statements of Operations.

Purchase Accounting for Business Combinations

On October 26, 2018, RumbleOn, Inc., a Nevada corporation ("RumbleOn" or the "Company"), entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") by and among the Company, the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company and wholly-owned subsidiary of Holdings ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Wholesale Stockholder," and together the "Wholesale Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Wholesale Stockholder, and, for the limited purposes of Section 5.8 of the Merger Agreement, Marshall Chesrown and Steven R. Berrard, providing for the merger of Holdings with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of the Company and Wholesale continuing as a wholly-owned subsidiary of Merger Sub (the "Wholesale Transaction").

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Transaction," and together with the Wholesale Transaction, the "Transactions") in Wholesale Express, LLC, a Tennessee limited liability company ("Express," and together with Wholesale, the "Wholesale Entities").

The Transactions were both completed on October 30, 2018. As consideration for the Wholesale Transaction, the Company (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Wholesale Stockholders 1,317,329 shares (the "Stock Consideration") of the Company's Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Transaction, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

Both the Wholesale and Express transactions were accounted under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the cost, including transaction costs of approximately; (i) $19,006,453 to acquire Wholesale and $4,000,000 to acquire Express was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire both Wholesale and Express based upon the fair value of the consideration paid which included 1,317,329 shares of Class B Common Stock issued at a negotiated fair value.

On February 8, 2017, the Company acquired substantially all of the assets of NextGen, which was accounted under the acquisition method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, of approximately $4,750,000 to acquire NextGen was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire NextGen based upon the fair value of the consideration paid which included 1,523,809 shares of Class B Common Stock issued at a negotiated fair value.

The judgments made in determining the estimated fair value and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income (loss). For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the acquisition method than a shorter-lived asset there may be less amortization recorded in a given period.

Determining the fair value of certain assets and liabilities acquired requires significant judgment and often involves the use of significant estimates and assumptions. As provided by the accounting rules, the Company used the one-year period following the consummation of the acquisition to finalize the estimates of the fair value of assets and liabilities acquired. One of the areas that requires more judgment in determining fair values and useful lives is intangible assets. To assist in this process, the Company obtained an appraisal from an independent valuation firm for certain intangible assets. While there are a number of different methods used in estimating the value of the intangibles acquired, there are two approaches primarily used: discounted cash flow and market multiple approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of these assumptions were based on available historical information. As a result of this valuation during the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included: (i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment also resulted in a $166,250 net increase in accumulated amortization and amortization expense previously recorded for the nine-months ended September 30, 2017. This measurement period adjustment has been recorded in this Annual Report on Form 10-K and our Consolidated Financial Statements as if the measurement period adjustment had been made on February 8, 2017, the date of the acquisition. The company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. See Item 8 of Part II, Financial Statements and Supplementary Data Note 2 "Acquisitions" for additional discussion.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as domain names, are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a qualitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. No impairment charges related to intangible assets were recognized during the years ended December 31, 2018 and 2017.

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 321,018 warrants to purchase common stock outstanding at December 31, 2018 consisting of: (i) 218,250 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 81,818 warrants issued to Hercules in connection with the April 30, 2018 financing; and (iii) 20,950 warrants issued to Hercules in connection with the October 30, 2018 financing. We use the Black-Scholes pricing model to value the derivative warrant as an equity instrument. The Black-Scholes pricing model, which is based, in part, upon unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions for: (i) risk-free interest rate; (ii) volatility of the market price of the Company's common stock; and (iii) expected dividend yield. As a result, if factors change and different assumptions are used, the warrant equity value and the change in estimated fair value could be materially different. Generally, as the market price of our common stock increases, the fair value of the warrant increases, and conversely, as the market price of our common stock decreases, the fair value of the warrant decreases. Also, a significant increase in the volatility of the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement; and a significant decrease in volatility would result in a significantly lower fair value measurement.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company's issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12% of the Company's issued and outstanding shares of Class B Common Stock to 2,000,000 shares of Class B Common Stock (the "Plan Amendment"). The Plan Amendment was previously approved by the Board in May 2018 subject to stockholder approval. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period. Stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of the Company's common stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Item 8 of Part II, Financial Statements and Supplementary Data Note 1 "Description of Business and Significant Accounting Policies—Stock-Based Compensation."

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

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses goodwill for impairment.  The Company will adopt this guidance for periods after January 1, 2018. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We will adopt the new standard for our fiscal year beginning January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package. We have not yet made a final determination whether this standard will have a material effect on our Consolidated balance sheets.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders' equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers' quarterly reports, the SEC's Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer's first presentation of the changes in shareholders' equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, we adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders' equity in our interim financial statements in our March 31, 2019 Form 10-Q. We do not anticipate that the adoption of these SEC amendments will have a material effect on our financial position, results of operations, cash flows or shareholders' equity.

Emerging Growth Company

We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing not to take advantage of the extended transition period for complying with new or revised accounting standards.

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

●
The failure to develop and maintain our brand could harm our ability to grow unique visitor traffic and to expand our regional partner network;

●
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

●
We may be unable to maintain or grow relationships with information data providers or may experience interruptions in the data feeds they provide, which may limit the information that we are able to provide to our users and regional partners as well as adversely affect the timeliness of such information and may impair our ability to attract or retain consumers and our regional partners and to timely invoice all parties;

●
If we are unable to provide a compelling vehicle buying experience to our users, the number of transactions between our users, RumbleOn and dealers will decline, and our revenue and results of operations will suffer harm;

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

●
We rely on third-party financing providers to finance a portion of our customers' vehicle purchases;

●
Our sales of powersports/recreation vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned vehicles and excess supply of new vehicles;

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

●
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition;

●
We provide transportation services and rely on external logistics to transport vehicles. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations;

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

●
We may be unable to realize the anticipated synergies related to the Acquisitions, which could have a material adverse effect on our business, financial condition and results of operations;

●
We may be unable to successfully integrate the Wholesale Entities' business and realize the anticipated benefits of the Acquisitions;

●
Our business relationships, those of the Wholesale Entities or the combined company may be subject to disruption due to uncertainty associated with the Acquisitions;

●
If we are unable to maintain effective internal control over financial reporting for the combined companies, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements;

●
The Wholesale Entities may have liabilities that are not known, probable or estimable at this time;

●
As a result of the Acquisitions, we and the Wholesale Entities may be unable to retain key employees;

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

●
Because our Class B Common Stock may be deemed a low-priced "penny" stock, an investment in our Class B Common Stock should be considered high risk and subject to marketability restrictions;

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

●
Even if we no longer qualify as an "emerging growth company," we may still be subject to reduced reporting requirements so long as we are considered a "smaller reporting company";

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations. "Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018. As permitted by the SEC with respect to newly acquired entities, the scope of management's assessment of the effectiveness of the design and operation of our disclosure controls and procedures includes all of our consolidated operations, except for those disclosure controls and procedures of Wholesale and Wholesale Express that are subsumed by internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

On October 30, 2018, we acquired Wholesale and Wholesale Express. See Note 4 Acquisitions of the Notes to Consolidated Financial Statements for additional information. As permitted by the SEC, companies are allowed to exclude newly acquired entities from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Wholesale and Wholesale Express from its assessment of internal control over financial reporting as of December 31, 2018. Wholesale represented 67.6% of our total assets as of December 31, 2018, and 58.0% of our revenue and 50.8% of our operating expenses for the year ended December 31, 2018. Wholesale Express represented 3.1% of our total assets as of December 31, 2018, and 3.1% of our revenue and 2.7% of our operating expenses for the year ended December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. As described in Management's Annual Report on Internal Control Over Financial Reporting, the Company acquired Wholesale and Wholesale Express in October 2018 and is in the process of integrating these entities into its overall internal control over financial reporting process.

Item 9B.
Other Information.

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors:

Name	Age	Position
Marshall Chesrown	61	Chief Executive Officer and Chairman
Steven R. Berrard	64	Chief Financial Officer and Director
Denmar Dixon	56	Director
Kartik Kakarala	41	Director
Richard A. Gray, Jr.	70	Director
Joseph E. Reece	57	Director
Kevin Westfall	63	Director

Marshall Chesrown has served as our Chief Executive Officer and Chairman since October 24, 2016. Mr. Chesrown has over 35 years of leadership experience in the automotive retail sector. From December 2014 to September 2016, Mr. Chesrown served as Chief Operating Officer and as a director of Vroom.com, an online direct car retailer ("Vroom"). Mr. Chesrown served as Chief Operating Officer of AutoAmerica, an automotive retail company, from May 2013 to November 2014. Previously, Mr. Chesrown served as the President of Chesrown Automotive Group from January 1985 to May 2013, which was acquired by AutoNation, Inc., a leading automotive retail company, in 1997. Mr. Chesrown served as Senior Vice President of Retail Operations for AutoNation from 1997 to 1999. From 1999 to 2013, Mr. Chesrown served as the Chairman and Chief Executive Officer of Blackrock Development, a real estate development company widely known for development of the nationally recognized Golf Club at Black Rock. Mr. Chesrown filed for personal bankruptcy in May 2013, which petition was discharged in January 2017.

We believe that Mr. Chesrown possesses attributes that qualify him to serve as a member of our Board, including his extensive experience in the automotive retail sector.

Steven R. Berrard has served as our Chief Financial Officer since January 9, 2017 and served as Interim Chief Financial Officer from July 13, 2016 through January 9, 2017 and as Chief Executive Officer from July 13, 2016 through October 24, 2016. Mr. Berrard served as Secretary from July 13, 2016 through June 30, 2017 and has served on our Board since July 13, 2016. Mr. Berrard served as a director of Walter Investment Management Corp. ("Walter Investment") from 2010 until May 2017. Mr. Berrard served on the Board of Directors of Swisher Hygiene Inc., a publicly traded industry leader in hygiene solutions and products, from 2004 until May 2014. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, at the time the world's largest video store operator. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP ("PwC")) from 1976 to 1981. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in a number of markets in the United States. He has previously served on the Boards of Directors of Jamba, Inc., (2005 – 2009), Viacom, Inc., (1987 – 1996), Birmingham Steel (1999 – 2002), HealthSouth (2004 – 2006), and Boca Resorts, Inc. (1996 – 2004). Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University.

We believe that Mr. Berrard's management experience and financial expertise is beneficial in guiding our strategic direction. He has served in senior management and on the Board of several prominent, publicly traded companies. In several instances, he has led significant growth of the businesses he has managed. In addition, Mr. Berrard has served as the Chairman of the audit committee of several boards of directors.

Denmar Dixon has served on our Board since January 9, 2017. Mr. Dixon served as a director of Walter Investment from April 2009 (and for its predecessor since December 2008) until June 2016. Effective October 2015, Mr. Dixon was appointed Chief Executive Officer and President of Walter Investment and served until his resignation effective June 2016. Mr. Dixon previously served as Vice Chairman of the Board of Directors and Executive Vice President of Walter Investment since January 2010 and Chief Investment Officer of Walter Investment since August 2013. Before becoming an executive officer of Walter Investment, Mr. Dixon also served as a member of Walter Investment's Audit Committee and Nominating and Corporate Governance Committee and as Chairman of the Compensation and Human Resources Committee. Before serving on the Board of Walter Investment, Mr. Dixon was elected to the board of managers of JWH Holding Company, LLC, a wholly-owned subsidiary of Walter Industries, Inc., in anticipation of the spin-off of Walter Investment Management, LLC from Walter Industries, Inc. (now known as Walter Energy, Inc.). In 2008, Mr. Dixon founded Blue Flame Capital, LLC, a consulting, financial advisory and investment firm. Before forming Blue Flame, Mr. Dixon spent 23 years with Banc of America Securities, LLC and its predecessors. At the time of his retirement, Mr. Dixon was a Managing Director in the Corporate and Investment Banking group and held the position of Global Head of the Basic Industries Group of Banc of America Securities.

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

Kartik Kakarala was appointed to our Board immediately following the completion of the Company's acquisition of substantially all of the assets of the NextGen Dealer Solutions, LLC ("NextGen") in February 2017. Mr. Kakarala is the Chief Executive Officer of Halcyon Technologies, a global software solutions company. He is responsible for sales, business development and innovation, as well as the creation of technology assets. He has been responsible for the growth of a number of strategic, horizontal competencies, and vertical business units like automotive, utilities, finance and healthcare practices. Mr. Kakarala served as the Chief Executive Officer and President of NextGen from January 2016 to February 2017, which was acquired by us in February 2017, providing inventory management solutions to the power sports, recreational vehicle and marine sectors in North America. He served as Chief Executive Officer and President of NextGenAuto from July 2013 to December 2015. Mr. Kakarala served as Co-Founder and Managing Partner of Red Bumper from July 2010 to August 2014, a company which provided pre-owned car inventory management solutions used by thousands of automotive dealers across North America and which was later acquired by ADP in 2014. Mr. Kakarala served as Director/Co-Founder of GridFirst solutions since 2012, a company providing home automation solutions to energy customers. Mr. Kakarala holds a Master's degree in Computer Science from University of Houston.

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

Joseph E. Reece, has served on our Board since October 8, 2018. Mr. Reece has more than 30 years of experience advising public and private corporations, boards, financial sponsors and institutional investors on strategy, financing, and mergers and acquisitions in the consumer and retail, technology, media, financial services and industrial sectors. Mr. Reece is the Founder and Chief Executive Officer of Helena Advisors, LLC, a Merchant Bank based in Los Angeles founded in 2015, where in addition to principal investing, he provides CEO level counseling focused on long-term value creation. He was Head of the Investment Bank for the Americas for UBS Securities from October 2017 to May 2018. Prior to that, he spent 18 years with Credit Suisse where he provided investment banking, capital market advisory services, and merger and acquisition advice across a broad range of industries. He held a number of senior management positions across the Investment Bank, including the Global Head of ECM, the Global Head of the Industrials Group and sat on both the Global Equities Management Committee and the Investment Banking Management Committee. Mr. Reece began his career at the United States Securities and Exchange Commission as Staff Counsel ultimately rising to become Special Counsel for the SEC's Division of Corporation Finance and subsequently practiced law with Skadden Arps based in Los Angeles in the Corporate Practice Group. Mr. Reece is a graduate of Georgetown University Law Center and the University of Akron. Mr. Reece currently serves as a member of the board of directors of Georgetown University Law Center, the Foundation of the University of Akron and Charity. In addition to his previous service on the Board of UBS Securities, LLC, Mr. Reece also served on the Boards of CST Brands, Inc. and LSB Industries, Inc. from 2015 to 2017 and was previously a member of the board of directors of the New York Foundation for the Arts and KIPP: NYC.

We believe that Mr. Reece possesses attributes that qualify him to serve as a member of our Board, including his extensive legal, mergers and acquisitions and capital markets/investment banking experience within the financial services industry.

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

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. Our Board's core principles of corporate governance are set forth in our Corporate Governance Principles, which were adopted by our Board in May 2017. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board also adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the Corporate Governance Principles are available on our corporate website at www.rumbleon.com. You also may obtain without charge a printed copy of the Code of Ethics and Corporate Governance Principles by sending a written request to: Investor Relations, RumbleOn, Inc., 1350 Lakeshore Drive, Suite 160, Coppell, Texas 75019. Amendments or waivers of the Code of Business Conduct and Ethics will be provided on our website within four business days following the date of the amendment or waiver.

Board of Directors

The business and affairs of our company are managed by or under the direction of the Board. The Board is currently composed of seven members. The Board has not appointed a lead independent director; instead the presiding director for each executive session is rotated among the Chairs of the committees of our Board.

The Board held six meetings and took two actions by unanimous written consent during the year ended December 31, 2018. In 2018, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he served.

Our directors are expected to attend our Annual Meeting of Stockholders. Any director who is unable to attend our Annual Meeting is expected to notify the Chairman of the Board in advance of the Annual Meeting. All of our then directors attended the 2018 Annual Meeting of Stockholders.

Board Committees

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

Our Board has established three separately designated standing committees to assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The charters for our Board committees set forth the scope of the responsibilities of that committee. The Board will assess the effectiveness and contribution of each committee on an annual basis. The charters for our Board committees were adopted by the Board in May 2017. These charters are available at www.rumbleon.com, and you may obtain a printed copy of any of these charters by sending a written request to: Investor Relations, RumbleOn, Inc., 1350 Lakeshore Drive, Suite 160, Coppell, Texas 75019.

Audit Committee. The Board, by unanimous consent, established an Audit Committee in January 2017. The members of this committee are Messrs. Dixon (chair), Westfall, and Gray. The Board has determined that Mr. Dixon is an "audit committee financial expert," as defined in Item 407 of Regulation S-K and is the Chairman of the Audit Committee.

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of our independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between us and related parties. For a complete description of the Audit Committee's responsibilities, you should refer to the Audit Committee Charter. The Audit Committees held two meetings and took two actions by unanimous written consent during the year ended December 31, 2018.

Compensation Committee. In January 2017, the Board, by unanimous consent, established a Compensation Committee. The members of the Compensation Committee are Messrs. Westfall (chair), Dixon, and Reece. The Compensation Committee was established to, among other things, administer and approve all elements of compensation and awards for our executive officers. The Compensation Committee has the responsibility to review and approve the business goals and objectives relevant to each executive officer's compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive's compensation based on this evaluation. For a complete description of the Compensation Committee's responsibilities, you should refer to the Compensation Committee Charter. The Compensation Committee held two meetings and took three actions by unanimous written consent during the year ended December 31, 2018.

Nominating and Corporate Governance Committee. In January 2017, the Board, by unanimous consent, established a Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Dixon (chair), Gray, and Reece. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board. For a complete description of the Nominating and Corporate Governance Committee's responsibilities, you should refer to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committees held one meeting and took two actions by unanimous written consent during the year ended December 31, 2018.

The Nominating and Corporate Governance Committee will consider all qualified director candidates identified by various sources, including members of the Board, management and stockholders. Candidates for directors recommended by stockholders will be given the same consideration as those identified from other sources. The Nominating and Corporate Governance Committee is responsible for reviewing each candidate's biographical information, meeting with each candidate and assessing each candidate's independence, skills and expertise based on a number of factors. While we do not have a formal policy on diversity, when considering the selection of director nominees, the Nominating and Corporate Governance Committee considers individuals with diverse backgrounds, viewpoints, accomplishments, cultural background and professional expertise, among other factors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors, executive officers and persons who beneficially own 10% or more of our stock file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2018, our directors, executive officers and greater than 10% beneficial owners complied with all such applicable filing requirements, except (i) each of Mr. Reece untimely filed a Form 3, (ii) Messrs. Kakarala, Gray and Reece untimely filed a Form 4 reporting one transaction, and (iii) each of Messrs. Dixon and Westfall untimely filed two Form 4s reporting two transactions.

Item 11. Executive Compensation.

Executive and Director Compensation

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Marshall Chesrown	2018	$240,000	150,000(2)	$390,000
Chief Executive Officer	2017	215,385(1)	-	$215,385
Steven R. Berrard	2018	$240,000	150,000(2)	$390,000
Chief Financial Officer	2017	215,385(1)	-	$215,385
__________________

(1)
This compensation was paid in a single lump sum during the fourth quarter of 2017.

(2)
Represents a discretionary bonus approved by the Company's Compensation Committee for service provided to the Company in connection with the acquisitions of Wholesale, Inc. and Wholesale Express, LLC in October 2018.

Executive Employment Arrangements

Marshall Chesrown

We have not entered into an employment agreement or arrangement with Mr. Chesrown. Accordingly, he is employed as our Chief Executive Officer on an at-will basis. Mr. Chesrown currently receives an annual salary of $240,000, which is paid weekly, in accordance with our standard payroll practice. Mr. Chesrown is eligible for equity compensation under our equity compensation plans, as determined from time to time by the Compensation Committee of the Board, however through the date of this filing, no grants of equity awards have been made to Mr. Chesrown.

In January 2019, the Compensation Committee of the Board approved a discretionary bonus of $100,000 to Mr. Chesrown in connection with the launch of the Company's consumer classified listing site.

Steven Berrard

We have not entered into an employment agreement or arrangement with Mr. Berrard. Accordingly, he is employed as our Chief Financial Officer on an at-will basis. Mr. Berrard currently receives an annual salary of $240,000, which is paid weekly, in accordance with our standard payroll practice. Mr. Berrard is eligible for equity compensation under our equity compensation plans, as determined from time to time by the Compensation Committee of the Board, however through the date of this filing, no grants of equity awards have been made to Mr. Berrard.

In January 2019, the Compensation Committee of the Board approved a discretionary bonus of $100,000 to Mr. Berrard in connection with the launch of the Company's consumer classified listing site.

Non-Employee Director Compensation

We have not yet established a policy for non-employee director compensation. During the year ended December 31, 2018, no compensation was paid to our non-employee directors, except (i) consulting fees paid to our director Kartik Kakarala under the terms of a consulting agreement with us, which we further describe under "Consulting Agreement" below, (ii) an award of 85,000 restricted stock units ("RSUs") under the RumbleOn, Inc. 2017 Stock Incentive Plan (the "Incentive Plan") to Mr. Dixon for his service as the Chair of the Audit Committee, and (iii) an award of 35,000 RSUs under the Incentive Plan to Messrs. Gray, Kakarala, and Westfall, and 15,115 RSUs to Mr. Reece for their service to the Board.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2018.

Name	Stock Awards (1)(2)	Total
Denmar Dixon	$515,100	$515,100
Richard A. Gray, Jr.	$212,100	$212,100
Kartik Kakarala	$212,100	$212,100
Mitch Pierce(3)	-	-
Kevin Westfall	$212,100	$212,100
Joseph Reece(4)	$125,001	$125,001
__________________

(1)
Represents RSUs granted under the Incentive Plan. Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value, we used $6.06 per share, except for Mr. Reece, in which case we used $8.27. The RSUs vest (1) 20% on the last day of the thirteenth month following the grant date, (2) 2.5% monthly on the last day of each month beginning on the last day of the fourteenth month following the grant date through the last of the twenty-fifth month following the grant date and (3) 4.17% monthly on the last day of each month beginning on the last day of the twenty-sixth month following the grant date through the last day of the thirty-seventh month following the grant date. The shares underlying the vested RSUs will be delivered to the director on an annual basis during the thirteenth months following the grant date.

(2)
As of December 31, 2018, each of Messrs. Dixon, Gray, Kakarala, Pierce, Westfall and Reece held RSUs as follows: Mr. Dixon – 113,000; Mr. Gray – 70,000; Mr. Kakarala – 35,000; Mr. Pierce – 0; Mr. Westfall – 63,000 and Mr. Reece – 15,115.

(3)
Mr. Pierce served as a director of the Company through the Company's Annual Meeting of Stockholders held on June 25, 2018.

(4)
Mr. Reece was appointed a director of the Company on October 8, 2018.

Consulting Agreement

In connection with the acquisition of substantially all of the assets of NextGen, on February 8, 2017, we entered into a Consulting Agreement with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director of the Company. The Consulting Agreement was cancelled December 31, 2017.

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

As of March 29, 2019, 1,000,000 shares of Class A Common Stock and 20,087,120 shares of Class B Common Stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of March 29, 2019, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleOn, Inc., 1350 Lakeshore Drive, Suite 160, Coppell, Texas 75019.

Beneficial Owner Executive Officers and Directors	Class A Common Stock Beneficially Owned after Closing of Acquisitions and Conversion	Percentage of Class A Common Stock Beneficially Owned (%)(1)	Class B Common Stock Beneficially Owned after Closing of Acquisitions and Conversion	Percentage of Class B Common Stock Beneficially Owned (%)(2)
Marshall Chesrown(3)	875,000	87.5%	1,743,156	8.7%
Steven Berrard(4)	125,000	12.5%	1,970,000	9.8%
Denmar Dixon(5)	-	-	1,152,683(8)	5.7%
Kevin Westfall	-	-	27,013(9)	*
Kartik Kakarala(6)	-	-	1,523,809	7.6%
Richard Gray	-	-	33,750(10)	*
Joseph Reece	-	-	30,000	*
All executive officers and directors as a group (7 persons)(7)	-	-	6,480,411	32.3%
5% Holders
Nantahala Capital Management, LLC	-	-	1,634,350(11)	8.1%
Steven and Janelle Brewster	-	-	1,317,329(12)	6.6%
Columbus Capital Management, LLC	-	-	1,057,255(13)	5.3%
__________________

*Represents beneficial ownership of less than 1%.

(1)
Based on 1,000,000 shares of Class A Common Stock issued and outstanding as of March 29, 2019. The Class A Common Stock has ten votes for each share outstanding compared to one vote for each share of Class B Common Stock outstanding

(2)
Based on 20,087,120 shares of Class B Common Stock issued and outstanding as of March 29, 2019.

(3)
As of March 29, 2019 Mr. Chesrown will have voting power representing approximately 34.9% of our outstanding common stock.

(4)
Shares are owned directly through Berrard Holdings, a limited partnership controlled by Steven R. Berrard. Mr. Berrard has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of March 29, 2019, Mr. Berrard will have voting power representing approximately 10.7% of our outstanding common stock.

(5)
1,052,829 shares are owned directly through Blue Flame Capital, LLC, an entity controlled by Mr. Dixon, 7,750 shares are held by Mr. Dixon's spouse, 290 shares are held by Mr. Dixon's son and 82,189 shares are directly held by Mr. Dixon. Mr. Dixon has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of March 29, 2019, Mr. Dixon will have voting power representing approximately 3.8% of our outstanding common stock.

(6)
Shares are owned indirectly through Halcyon Consulting, LLC, a limited liability company owned by Kartik Kakarala and his brother, Srinivas Kakarala. Kartik Kakarala has shared power to vote and shared power to dispose of such shares of common stock with his brother. As of March 29, 2019, Mr. Kakarala will have voting power representing approximately 5.1% of our outstanding common stock.

(7)
As of March 29, 2019, all directors and executive officers as a group will have voting power representing approximately 54.8% of our outstanding common stock.

(8)
Includes 10,500 restricted stock units that have vested or will vest within 60 days.

(9)
Includes 10,500 restricted stock units that have vested or will vest within 60 days.

(10)
Includes 2,625 restricted stock units that have vested or will vest within 60 days.

(11)
Based on a Schedule 13G filed with the SEC on February 14, 2019 by Nantahala Capital Management, LLC ("Nantahala"). Nantahala may be deemed to be the beneficial owner of 1,634,350 shares of Class B Common Stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares. The address for Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820

(12)
Based on a Schedule 13G filed with the SEC on November 9, 2018 by Steven and Janelle Brewster. The address for Steven and Janelle Brewster is 250 Bluegrass Drive, Hendersonville, TN 37075

(13)
Based on a Schedule 13G filed with the SEC on February 14, 2019 by Columbus Capital Management LLC ("CCM"). CCM is an investment advisor that is registered under the Investment Advisors Act of 1940. CCM, which serves as the general partner to Columbus Capital Partners QP, L.P. and Columbus Capital Partners, L.P., (collectively "the Funds") and an investment advisor to Rovida West Coast Investments Limited, may be deemed to be the beneficial owner of all shares of common stock held by the Funds. Mr. Matthew D. Ockner, as Managing Member of CCM, with the power to exercise investment and voting discretion, may be deemed to be the beneficial owner of all shares of Common Stock held by the Funds. The address for CCM is 1 Embarcadero Center, Suite 1130, San Francisco, CA 94111.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 9, 2017, our Board approved the adoption of the RumbleOn, Inc. 2017 Stock Incentive Plan ("Incentive Plan"), subject to stockholder approval at our 2017 Annual Meeting of Stockholders. On June 30, 2017, the Incentive Plan was approved by our stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Incentive Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers, or the Eligible Individuals, by providing them with an opportunity to acquire or increase a proprietary interest in our company and to incentivize them to expend maximum effort for the growth and success of our company, so as to strengthen the mutuality of the interests between such persons and our stockholders. The Incentive Plan allows us to grant a variety of stock-based and cash-based awards to Eligible Individuals. On May 10, 2018, the Board approved, subject to stockholder approval, an amendment to the Incentive Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Incentive Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 2,000,000 shares of Class B Common Stock (the "Plan Increase"). On June 25, 2018, the Plan Increase was approved by our stockholders at the 2018 Annual Meeting of Stockholders. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2018, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	1,521,816(1)	279,184(2)
Equity compensation plans not approved by stockholders	-	-
__________________

(1)
Represents restricted stock units outstanding under the Incentive Plan.

(2)
Represents securities remaining available for future issuance under the Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have been a party to the following transactions since January 1, 2017, in which the amount involved exceeds $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

2016 Financing

On July 13, 2016, Berrard Holdings acquired 5,475,000 shares of our common stock from our former sole director and executive officer. The shares acquired by Berrard Holdings represented 99.5% of our issued and outstanding common stock. The aggregate purchase price for the shares was $148,141.75, which Berrard Holdings paid from cash on hand. In addition, at the closing, Berrard Holdings loaned us, and we and issued to Berrard Holdings the BHLP Note, pursuant to which we were required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was convertible into common stock at any time before maturity at the greater of $0.06 per share or 50% of the price per share of the next "qualified financing," which was defined as an offering resulting in net proceeds to us of $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to us. On November 28, 2016, we completed a qualified financing at $1.50 per share, which established the conversion price per share for the BHLP Note of $0.75 per share. On March 31, 2017, we issued 275,312 shares of common stock upon conversion of the BHLP Note, which on such date had an aggregate principal amount, including accrued interest, of $206,484. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Consolidated Statements of Operations and the related deferred tax liability was credited to Additional paid in capital in the Consolidated Balance Sheets.

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

In connection with the 2016 Private Placement, Blue Flame, an entity controlled by Denmar Dixon, one of the Company's directors, paid $250,000 for 166,667 shares of the Company's Class B Common Stock.

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement, pursuant to which the investors each received their pro rata share of (1) 1,161,920 shares of common stock and (2) the Private Placement Notes, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. The Private Placement Note was not convertible. As a result, Blue Flame received 645,512 shares of Class B Common Stock and a promissory note in the principal amount of $370,556. As of December 31, 2018, the amount outstanding on the promissory notes, including accrued interest was $394,200. Interest expense on the promissory notes for the year ended December 31, 2018 was $143,987, which included debt discount amortization of $114,404. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets.

Test Dealer

In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company's Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note (the "Dealer"). The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Dealer at any time. This financing arrangement was terminated in April 2018. Revenue recognized by the Company from the Dealer for the year ended December 31, 2017 was $1,618,958 or 22.1% of 2017 total revenue. Revenue recognized by the Company from the Dealer for the year ended December 31, 2018 was $619,193 or .04% of 2018 total revenue.

In addition, the Company presently subleases warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. The lease was terminated on June 30, 2018. For the year ended December 31, 2017, the Company paid $30,000 in rent under the sublease. For the year ended December 31, 2018, the Company paid $90,000 in rent under the sublease. Included in accounts receivable at December 31, 2018 was $40,176 owed to the Company by the Dealer.

Consulting Agreement

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Consulting Agreement with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director on our Board. The Consulting Agreement was terminated on December 31, 2017.

Services Agreement

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Services Agreement with Halcyon, to provide development and support services to us. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, we pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year's rates. We reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses incurred in connection with its services to us. During the year ended December 31, 2017, we paid a total of $914,099 under the Services Agreement. During the year ended December 31, 2018, we paid a total of $54,159 under the Services Agreement.

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

2017 Bridge Note Financing

On September 5, 2017, the Company executed $1,650,000 ("Principal Amount") of Senior Secured Promissory Notes (the "Notes") in favor of several investors, including certain executive officers and directors of the Company. The Notes included an aggregate of $150,000 in original issue discount. Officers and directors held $1,214,144 of the Notes. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. Officers and directors received in the aggregate principal amount of $1,218,122, plus accrued interest of $4,144. For the year ended December 31, 2017, interest on the officer and director Notes was $118,121, including $110,000 of debt discount amortization and is included in interest expense in the Consolidated Statements of Operations.

The following executive officers and directors participated in the Bridge Note financing in the principal amounts set forth below:

Name	Position	Principal Amount	Original Issue Discount
Steven R. Berrard(1)	CFO and Director	$275,000	$25,000
Denmar Dixon(2)	Director	$275,000	$25,000
Kartik Kakarla	Director	$137,500	$12,500
Mitch Pierce(3)	Director	$275,000	$25,000
__________________

(1) Through Berrard Holdings and through his spouse.

(2) Through Blue Flame Capital, LLC.

(3) Through Pierce Family Trust.

October 2018 PIPE Transaction

On October 25, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "PIPE Transaction") an aggregate of 3,030,000 shares of its Class B Common Stock, at a purchase price of $7.10 per share for non-affiliates of the Company.

Mr. Dixon, who invested through Blue Flame, purchased 30,000 shares of Class B Common Stock in the PIPE Transaction at a price of $8.10 per share (the per share price to affiliates of the Company) for an aggregate purchase price of $243,000. Also, Mr. Reece, a Director, individually purchased 10,000 shares of Class B Common Stock for an aggregate purchase price of $81,000. The Board of Directors approved these purchases in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Board of Directors' vote approving the PIPE Transaction.

Nashville Leases

In connection with the acquisition of Wholesale, we entered into leases for two facilities in the greater Nashville area owned by Mr. Brewster, a holder of 6.6% of our Class B Common Stock. Each location has a lease term expiring on October 30, 2021, and for each property we have two (2) renewal options, each of which provides for five (5) additional years with a ten percent (10%) increase in the base rent. The aggregate rent for the two locations is approximately $55,000 per month.

Related Party Transaction Policy

In May 2017, our Board adopted a formal policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of the Audit Committee, or other independent members of our Board if it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party's interest in the transaction. Except for the Bridge Note financing, the related party transactions described above were entered into prior to the adoption of this policy.

Director Independence

Our Board has determined that all of our directors, other than Messrs. Chesrown, Berrard, and Kakarala, qualify as "independent" directors in accordance with the listing requirements of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests regarding a director's independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director's exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Scharf Pera & Co., PLLC ("Scharf Pera") has served as the Company's independent registered public accounting firm since December 2016, and audited the financial statements of the Company for the years ended December 31, 2017 and 2018.

The following table sets forth Scharf Pera's fees for the years ended December 31, 2017 and 2018.

	2018	2017
Audit Fees(1)	$80,294	$63,635
Audit-Related Fees	-	-
Tax Fees	12,415	-
All Other Fees(2)	17,717	20,032
Total	$110,426	$83,667
__________________

(1)
Audit fees consist of fees paid to Scharf Pera during 2018 for the (i) audit of the Company's year ended December 31, 2018 and 2017 and (ii) review of the Company's unaudited 2018 Quarterly financial statements.

(2)
All other fees consist of fees billed in 2018 and 2017 for review of Registration Statements.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee has adopted a policy and related procedures requiring its pre-approval of all audit and non-audit services to be rendered by its independent registered public accounting firm. These policies and procedures are intended to ensure that the provision of such services do not impair the independent registered public accounting firm's independence. These services may include audit services, audit related services, tax services and other services. The policy provides for the annual establishment of fee limits for various types of audit services, audit related services, tax services and other services, within which the services are deemed to be pre-approved by the Audit Committee. The independent registered public accounting firm is required to provide to the Audit Committee back up information with respect to the performance of such services.

All services provided by Scharf Pera during the fiscal years ended December 31, 2018 and 2017 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

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
2.1
Agreement and Plan of Merger, dated October 26, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative, and for limited purposes, Marshall Chesrown and Steven R. Berrard.*
(Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

2.2
Amendment to the Agreement and Plan of Merger, dated October 29, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative (Incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

2.3
Membership Interest Purchase Agreement, dated October 26, 2018, by and among RumbleOn, Inc. Steven Brewster, Justin Becker, and Steven Brewster as representative. * (Incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

3.1	Articles of Incorporation filed on October 24, 2013 (Incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	By-Laws, as Amended (Incorporated by reference to Exhibit 3.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (Incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.4	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.5	Certificate of Designation for the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
4.1	Amended and Restated Stockholders Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
4.2	Registration Rights Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
4.3	Stockholder's Agreement, dated October 24, 2016 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 28, 2016).
4.4	Sample Stock Certificate – Class B Common Stock (Incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.5	Form of Warrant to Purchase Class B Common Stock, dated October 18, 2017 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed October 24, 2017).
4.6	Warrant, dated April 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on May 1, 2018).
4.7	Warrant to Purchase Class B Common Stock, dated October 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.1	Consulting Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.2
Services Agreement, dated February 8, 2017 (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for Confidential treatment) (Incorporated by reference to Exhibit 10.4 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).

Exhibit Number	Description
10.3
Data Confidentiality Agreement, dated February 8, 2017 (Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.5 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).

10.4	2017 RumbleOn, Inc. Stock Incentive Plan + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.5	Form of Loan Agreement (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on December 21, 2016).
10.6	Smart Server, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on December 21, 2016).
10.7	Promissory Note, dated July 13, 2016 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on July 19, 2016).
10.8	Amendment to Promissory Note, dated August 31, 2016 (Incorporated by reference to Exhibit 10.11 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.9	Unconditional Guaranty Agreement (Incorporated by reference to Exhibit 10.12 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.10	Security Agreement (Incorporated by reference to Exhibit 10.13 the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.11	NextGen Promissory Note, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q, filed on May 15, 2017).
10.12	RumbleOn, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on April 5, 2017).
10.13
Amendment to Amended and Restated Stockholders' Agreement of RumbleOn, Inc., dated September 29, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 5, 2017).

10.14	Form of Senior Secured Promissory Note, dated September 5, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on September 11, 2017).
10.15
Demand Promissory Note and Loan and Security Agreement, in favor of NextGear Capital, Inc., dated November 2, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed November 8, 2017).

10.16	Corporate Guaranty, in favor of NextGear Capital, Inc., dated November 2, 2017. (Included in Exhibit 10.15)
10.17
Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.18
Addendum to Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.19
Cross Collateral, Cross Default and Guaranty Agreement, by and among Ally Bank, Ally Financial, Inc., RumbleOn, Inc., and RMBL Missouri, LLC, dated February 16, 2018 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.20
General Security Agreement, by and among RumbleOn, Inc., Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.21
Loan and Security Agreement, by and among the Company, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, Lender and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 1, 2018).

10.22
Intercreditor Agreement, by and among Hercules Capital, Inc., Ally Bank and Ally Financial, Inc. and agreed to by the Company, NextGen Pro, LLC RMBL Missouri, LLC, and RMBL Texas, LLC, dated April 30, 2018(Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on May 1, 2018).

10.23
Subordination Agreement, by and among the Company, Halcyon Consulting, LLC, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on May 1, 2018).

Exhibit Number	Description
10.24
Subordination Agreement, by and among the Company, Blue Flame Capital, LLC, Lori Sue Chesrown, Ralph Wegis, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, and Hercules Capital, Inc., dated April 30, 2018 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on May 1, 2018).

10.25
Intellectual Property Security Agreement, by and among Hercules Capital, Inc., the Company and NextGen Pro, LLC, dated April 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on May 1, 2018).

10.26	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
10.27
Registration Rights Agreement, dated October 30, 2018, by and among RumbleOn, Inc., Steven Brewster and Janet Brewster, and Steven Brewster as representative (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.28
Escrow Agreement, dated October 30, 2018, by and among RumbleOn, Inc., Steven Brewster as representative, and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.29
Amendment to Loan and Security Agreement, dated October 30, 2018, by and among the Company, NextGen Pro, LLC, RMBL Missouri, LLC, RMBL Texas, LLC, RMBL Tennessee, LLC, Wholesale, LLC, Wholesale Express, LLC, RMBL Express, LLC, and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.30
Demand Promissory Note and Loan and Security Agreement, dated October 30, 2018, by and between NextGear Capital, Inc. and Wholesale, LLC (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.31	Corporate Guaranty, in favor of NextGear Capital, Inc., dated October 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.32	Form of Securities Purchase Agreement, dated October 25, 2018(Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.33	Form of Lock-Up Agreement, dated October 25, 2018 (included as Exhibit D to the Securities Purchase Agreement attached hereto as Exhibit 10.32).
21.1	Subsidiaries
23.1	Consent of Scharf Pera & Co., PLLC.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
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

RumbleOn, Inc.

Date: April 1, 2019	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	April 1, 2019
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Steven R. Berrard	Director and Chief Financial Officer	April 1, 2019
Steven R. Berrard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Denmar Dixon	Director	April 1, 2019
Denmar Dixon

/s/ Richard A. Gray, Jr.	Director	April 1, 2019
Richard A. Gray, Jr.

/s/ Kartik Kakarala	Director	April 1, 2019
Kartik Kakarala

/s/ Joseph E. Reece	Director	April 1, 2019
Joseph E. Reece

/s/ Kevin Westfall	Director	April 1, 2019
Kevin Westfall

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
RumbleOn, Inc. Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
RumbleOn, Inc. Consolidated Statements of Operations For the Two Years Ended December 31, 2018	F-4
RumbleOn, Inc. Consolidated Statement of Stockholders' Equity (Deficit) For the Two Years Ended December 31, 2018	F-5
RumbleOn, Inc. Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2018	F-6
RumbleOn, Inc. Notes to Financial Statements	F-7

RumbleOn, Inc. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RumbleOn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Scharf Pera & Co., PLLC

We have served as the Company's auditor since 2016

Charlotte, North Carolina

April 1, 2019

RumbleOn, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017
ASSETS
Current assets:
Cash	$9,134,902	$9,170,652
Restricted cash	6,650,000	-
Accounts receivable, net	8,465,810	577,107
Inventory	52,191,523	2,834,666
Prepaid expense and other current assets	1,096,945	308,880
Total current assets	77,539,180	12,891,305

Property and equipment, net	5,177,877	3,360,832
Goodwill	26,107,146	1,850,000
Other assets	102,178	50,693
Total assets	$108,926,381	$18,152,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$10,554,913	$1,179,216
Accrued interest payable	206,037	33,954
Current portion of long-term debt	58,555,006	1,081,593
Total current liabilities	69,315,956	2,294,763

Long -term liabilities:
Note payable	8,792,919	1,459,410
Other liabilities	-	32,665
Total long-term liabilities	8,792,919	1,492,075

Total liabilities	78,108,875	3,786,838

Commitments and contingencies (Notes 4, 6, 7, 9, 12, 15)	-	-

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,317,329 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,317	-
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 17,486,291 and 11,928,541 shares issued and outstanding as of December 31, 2018 and 2017, respectively	17,486	11,929
Additional paid in capital	64,998,817	23,372,360
Accumulated deficit	(34,201,114)	(9,019,297)
Total stockholders' equity	30,817,506	14,365,992

Total liabilities and stockholders' equity	$108,926,381	$18,152,830
See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Operations
For the Two Years Ended December 31, 2018

	2018	2017
Revenue:
Pre-owned Vehicle Sales:
Powersports	$61,204,416	$7,171,457
Automotive	90,094,536	-
Transportation	3,823,819	-
Other	1,275,460	134,445
Total Revenue	156,398,231	7,305,902

Cost of revenue:
Powersports	54,334,066	6,615,258
Automotive	85,282,908	-
Transportation	2,755,856	-
Other	1,389,110	412,535
Total Cost of revenue	143,761,940	7,027,793

Gross Profit	12,636,291	278,109

Selling, General and Administrative	35,053,417	7,586,999

Depreciation and Amortization	984,006	668,467

Operating loss	(23,401,132)	(7,977,357)

Interest expense	1,780,685	595,966

Net loss before provision for income taxes	(25,181,817)	(8,573,323)

Benefit for income taxes	-	-

Net loss	$(25,181,817)	$(8,573,323)

Weighted average number of common shares outstanding - basic and fully diluted	14,833,162	9,917,584

Net loss per share - basic and fully diluted	$(1.70)	$(0.86)

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Two Years Ended December 31, 2018

	Preferred Shares		Common A Shares		Common B Shares		Additional Paid in	Subscriptions	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2016	-	-	-	-	6,400,000	$6,400	$1,534,015	$(1,000)	$(445,974)	$1,093,441

Exchange of common stock	-	-	1,000,000	1,000	(1,000,000)	(1,000)	-	-	-	-

Issuance of common stock in connection with acquisition	-	-	-	-	1,523,809	1,524	2,665,142	-	-	2,666,666

Issuance of stock in private placements	-	-	-	-	657,500	658	2,629,342	-	-	2,630,000

Issuance of common stock in connection with loan agreement	-	-	-	-	1,161,920	1,162	1,348,878	-	-	1,350,040

Issuance of common stock in connection with conversion of a Note Payable-related Party, net of debt discount	-	-	-	-	275,312	275	284,639	-	-	284,914

Issuance of common stock in connection with equity offering	-	-	-	-	2,910,000	2,910	14,407,321	1,000	-	14,411,231

Stock-based compensation	-	-	-	-	-	-	503,023	-	-	503,023

Net loss	-	-	-	-	-	-	-	-	(8,573,323)	(8,573,323)

Balance, December 31, 2017	-	-	1,000,000	1,000	11,928,541	11,929	23,372,360	-	(9,019,297)	14,365,992

Issuance of common stock	-	-	-	-	5,358,750	5,358	33,096,621	-	-	33,101,979

Issuance of common stock for restricted stock units exercise	-	-	-	-	199,000	199	(199)	-	-	-

Stock-based compensation	-	-	-	-	-	-	1,657,680	-	-	1,657,680

Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	221,160	-	-	221,160

Issuance of preferred stock in connection with acquisition	1,317,329	1,317	-	-	-	-	6,651,195	-	-	6,652,512

Net Loss	-	-	-	-	-	-	-	-	(25,181,817)	(25,181,817)

Balance, December 31, 2018	1,317,329	$1,317	1,000,000	$1,000	17,486,291	$17,486	$64,998,817	$-	$(34,201,114)	$30,817,506

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2018

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,181,817)	$(8,573,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984,006	668,467
Amortization of debt discount	510,139	276,076
Interest expense on conversion of debt	-	196,076
Share based compensation expense	1,657,680	503,023

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	340,483	(307,213)
Increase in inventory	(1,717,504)	(2,834,666)
Increase in accounts receivable	(286,009)	(577,107)
Increase in other assets	(51,485)	-
Increase in accounts payable and accrued liabilities	152,336	960,115
Increase in accrued interest payable	172,083	70,237
Decrease in other liabilities	(32,665)	(5,178)
Net cash used in operating activities	(23,452,753)	(9,623,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions, net of cash received	(15,395,251)	(750,000)
Technology development	(2,162,707)	(506,786)
Purchase of property and equipment	(6,409)	(622,512)
Net cash used in investing activities	(17,564,367)	(1,879,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	9,227,035	2,167,000
Repayments for notes payable	-	(1,650,000)
Net proceeds from lines of credit	5,302,355	1,081,593
Proceeds from sale of common stock	33,101,980	17,724,270
Net cash provided by financing activities	47,631,370	19,322,863

NET CHANGE IN CASH	6,614,250	7,820,072

CASH AT BEGINNING OF PERIOD	9,170,652	1,350,580

CASH AT END OF PERIOD	$15,784,902	$9,170,652

See Accompanying Notes to Financial Statements.

Notes to Financial Statements

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

RumbleOn, Inc. (the "Company") was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. ("Smart Server"). On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleOn, Inc.

Description of Business

In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company's goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. The Company's initial emphasis has been motorcycles and other powersports, however, the Company's platform is able to accommodate any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks.

On October 26, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and Marshall Chesrown and Steven R. Berrard, providing for the merger of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company (the "Wholesale Transaction").  On October 29, 2018, the Company entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Transaction," and together with the Wholesale Transaction, the "Transactions") in Wholesale Express, LLC, a Tennessee limited liability company . The Transactions were both completed on October 30, 2018. As consideration for the Wholesale Transaction, the Company (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Wholesale Stockholders 1,317,329 shares (the "Stock Consideration") of the Company's Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Transaction, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments. Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company.

Serving both consumers and dealers, through its online marketplace platform, the Company makes cash offers for the purchase of pre-owned vehicles. In addition, the Company offers a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. The Company's operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with its regional partners, including dealers and auctions. The Company utilizes regional partners in the acquisition of pre-owned vehicles to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

Our business model is driven by our proprietary technology platform. Our initial platform was acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC ("NextGen"). Since that time, we have expanded the functionality of that platform through a significant number of high-quality technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to the existing platforms for: (i) Retail online auction; (ii) native IOS and Android apps; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company's assets and liabilities and the results of operations.

Earnings (Loss) Per Share

The Company follows the FASB Accounting Standards Codification ("ASC") Topic 260-Earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common: (ii) Class B common; (iii) Class B participating preferred shares; (iv) restrictive stock units; and (v) warrants to acquire Class B common stock.

Revenue Recognition

Revenue for our vehicle distribution segment is derived primarily from our online marketplace and auctions which include: (i) the sale of pre-owned vehicles to consumer and dealers; (ii) vehicle financing; (iii) vehicle service contracts; and (iv) subscription fees paid by dealers for access to the RumbleOn software solution.

Revenue from our vehicle logistics and transportation service segment is derived by providing automotive transportation services between dealerships and auctions throughout the United States.

We adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition, and we recognized no cumulative effect adjustment upon adoption.

For vehicles sold at wholesale to dealers we satisfy our performance obligation for vehicles sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the dealer. We recognize revenue at the amount we expect to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

For vehicles sold to consumers the purchase price is set forth in the customer contracts at a stand-alone selling price which is agreed upon prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first three days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales to consumers includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received, or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenue exclude any sales taxes, title and registration fees, and other government fees that are collected from customers.

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

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized when all risks and rewards of transportation of the vehicle is transferred to the owner upon delivery and the contracted carrier has been paid for their services.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as domain names, are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a qualitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. No impairment charges related to intangible assets were recognized during the years ended December 31, 2018 and 2017.

Other Assets

Included in "Other assets" on the Company's Consolidated Balance Sheets are amounts related to acquired internet domain names which are considered to be an indefinite lived intangible assets. Indefinite lived intangible assets are tested for impairment, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired. There was no impairment of indefinite lived assets as of December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2018 and 2017, the Company did not have any investments with maturities greater than three months.

Restricted Cash

In connection with the execution of the Inventory Financing and Security Agreement (the "Credit Facility") by and among the Company's subsidiary, RMBL Missouri, LLC ("RMBL MO"), Ally Bank ("Ally") and Ally Financial, Inc., dated February 16, 2018 the parties entered into a Credit Balance Agreement, and so long as the Company owes any debt to Ally or until the bank otherwise consents, the Company agrees to maintain a Credit Balance at Ally of 1) at least 10% of the amount of the Company's approved and available credit line under the Credit Facility and 2) no greater than 25% of the total principal amount owed to Ally for inventory financed under the Credit Facility.

In connection with the inventory financing contract (the "NextGear Facility"), entered into by the Company, its wholly owned subsidiary RMBL Tennessee, Inc, Wholesale, Inc. and NextGear Capital, Inc. ("NextGear"), dated October 30, 2018, Wholesale, Inc and NextGear entered into a Reserve Agreement requiring Wholesale, Inc to pay to NextGear $5.5 million (the "Reserve") to be collateral and security for Wholesale Inc.'s liability under the NextGear Facility as well as any amounts owed by Wholesale, Inc. to NextGear and its Affiliates, and each of their respective directors, officers, principals, trustees, partners, shareholders or other holders of any ownership interest, as the case may be, employees, representatives, attorneys and agents.  NextGear is not required to pay Wholesale Inc. interest on the Reserve balance.  Upon the satisfaction of all obligations and the termination by NextGear of the NextGear Facility, NextGear will return to Wholesale, Inc., upon its written request to NextGear no earlier than ten (10 business days from the date the obligations were indefeasibly paid and satisfied in full and the NextGear Facility and terminated by Lender.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

ASC Topic 820-10-30-2-Fair Value Measurement establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 321,018 warrants to purchase common stock outstanding at December 31, 2018 consisting of: (i) 218,250 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 81,818 warrants issued to Hercules in connection with the April 30, 2018 financing; and (iii) 20,950 warrants issued to Hercules in connection with the October 30, 2018 financing.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’ s own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

Debt Issuance Costs

Debt issuance costs are accounted for pursuant to FASB ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.

Cost of Revenue

Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles the Company acquires, the source of those vehicles, and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of revenue also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses was $11,457,572 and $1,731,028 for the years ended December 31, 2018 and 2017, respectively.

Stock-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company's issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, substantially all the RSUs issued vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. During the year ended December 31, 2018 the Company granted 1,028,284 RSUs under the Plan to members of the Board of Directors, officers and employees. Compensation expense for the year ended December 31, 2018 was $1,657,680 and is included in selling, general and administrative expenses in the consolidated statements of operations.  During the year ended December 31, 2017 the Company granted 741,000 RSUs under the Plan to members of the Board of Directors, officers and employees. Compensation expense for the year ended December 31, 2017 was $503,023 and is included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2018 total unrecognized compensation cost related to RSUs was $5,997,994 and the weighted average period over which this cost is expected to be recognized is 2.25 years.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2018, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Recent Pronouncements

Adoption of New Accounting Standards.

In January 2017, the FASB issued new guidance, ASU No. 2017-4, Intangibles–Goodwill and Other (Topic 350): Simplifying the test for Goodwill Impairment. This guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Under this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for annual goodwill impairment tests performed after January 1, 2017. The standard must be applied prospectively. Upon adoption, the standard will impact how the Company assesses goodwill for impairment. The Company adopted ASU 2017-04 on January 1, 2018 and it did not have a material effect on its consolidated financial statements.

In August 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-15) related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2018, and it did not have a material effect on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard (ASC Topic 606) that amends the accounting guidance on revenue recognition. The new accounting standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard’s guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

The new accounting standard update must be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). The Company adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018 using the modified retrospective method. Based on the manner in which the Company historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of its revenue recognition and the Company recognized no cumulative effect adjustment upon adoption.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables therefore does not expect adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with practical expedients available for election as a package. We have not yet made a final determination whether this standard will have a material effect on our Consolidated balance sheets.

NOTE 2 –ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of December 31:

	2018	2017
Trade	$8,264,045	$577,107
Finance	148,378	-
Other	229,577	-
	8,642,000	577,107
Less: allowance for doubtful accounts	176,190	-
	$8,465,810	$577,107

NOTE 3 – INVENTORY

Inventory consists of the following as of December 31,

	2018	2017
Pre-owned vehicles:
Powersport vehicles	$9,783,093	$3,019,965
Automobiles and trucks	43,081,136	-
	52,864,229	3,019,965
Less: Valuation allowance	672,706	185,299
	$52,191,523	$2,834,666

NOTE 4 – ACQUISITIONS

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company.  Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express").  On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. Also, on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express. The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the "Wholesale Closing Date"). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of our Series B Non-Voting Convertible Preferred Stock, par value $0.001. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

The following tables summarize the consideration paid in cash and equity securities for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date

	Wholesale	Express
Issuance of shares	$6,652,512	$-
Cash paid	12,353,941	4,000,000
Total purchase price	$19,006,453	$4,000,000

Estimated fair value of assets:
Cash	183,846	774,844
Accounts receivable	5,130,788	2,328,214
Inventory	47,639,354	-
Prepaid expenses	186,659	59,377
Property & equipment	617,422	14,702
Due from Related party	-	720,000
Other Assets	1,026,203	-
	54,784,272	3,897,137

Estimated fair value of liabilities assumed:
Accounts payable and other	8,144,040	1,079,509
Floor plan liability	49,988,553	-
Due to related party	720,000	-
	58,852,593	1,079,509

Excess of (liabilities over assets) assets over liabilities	(4,068,321)	2,817,628

Goodwill	23,074,774	1,182,372

	$19,006,453	$4,000,000

Supplemental pro forma information

The results of operations of Wholesale and Express since the acquisition date are included in the accompanying Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of Wholesale and Express was made as of January 1, 2018 for the year ended December 31, 2018 and on January 1, 2017 for the year ended December 31, 2017.

Pro forma adjustments for the year ended December 31, 2018 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $1,000,000; (ii) elimination of intercompany sales and cost of revenue of $3,744,911; (iii) income taxes of $158,742. Pro forma adjustments for the year ended December 31, 2017 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $1,000,000; (ii) elimination of intercompany sales and cost of revenue of $538,954; (iii) income taxes of $48,500.

	Year Ended December 31,
	2018	2017
Pro forma revenue	$727,313,174	$626,995,714
Pro forma net loss	$(24,402,816)	$(7,228,917)
Loss per share - basic and fully diluted	$(1.32)	$(0.51)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	18,455,936	14,189,121

On February 8, 2017, the Company acquired substantially all of the assets of NextGen in exchange for $750,000 in cash, plus 1,523,809 unregistered shares of Class B Common Stock of the Company, which were issued at a negotiated fair value of $1.75 per share and a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,334 (the “NextGen Note”). The NextGen Note matures on the third anniversary of the closing date (the “Maturity Date”). During the fourth quarter of 2017, the Company finalized the preliminary purchase price allocation recorded at the acquisition date and made a measurement period adjustment to the preliminary purchase price allocation which included:(i) an increase to technology development of $1,500,000; (ii) a decrease in goodwill of $1,390,000; (iii) a decrease to customer contracts of $10,000; and (iv) a decrease to non-compete agreements of $100,000. The measurement period adjustment would have resulted in a $ 63,750 and $ 166,250 net increase in accumulated amortization and amortization expense previously recorded for the three-month and nine-month periods ended September 30, 2017. This measurement period adjustment is reflected in the table below. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date.

The following table presents the purchase price consideration:

	Preliminary Purchase Price Allocation	Cumulative Measurement Period Adjustment	Final Purchase Price Allocation
Net tangible assets acquired:

Technology development	$1,400,000	$1,500,000	$2,900,000

Customer contracts	10,000	(10,000)	-

Non-compete agreements	100,000	(100,000)	-

Tangible assets acquired	1,510,000	1,390,000	2,900,000

Goodwill	3,240,000	(1,390,000)	1,850,000

Total purchase price	4,750,000	-	4,750,000

Less: Issuance of shares	(2,666,666)	-	(2,666,666)

Less: Debt issued	(1,333,334)	-	(1,333,334)

Cash paid	$750,000	$-	$750,000

NOTE 5– PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31, 2018 and 2017:

	2018	2017
Vehicles	$417,666	$472,870
Furniture and equipment	474,546	149,643
Technology development and software	5,777,504	3,406,786
Leasehold improvements	136,386	-
Total property and equipment	6,806,102	4,029,299
Less: accumulated depreciation and amortization	1,628,225	668,467
	$5,177,877	$3,360,832

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At December 31, 2018, capitalized technology development costs were $5,569,493 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred was $3,314,815 for the year ended December 31, 2018 of which $2,162,707 was capitalized and $1,152,108 was charged to expense in the accompanying Consolidated statements of operations. Depreciation expense for the year ended December 31, 2018 was $984,006, which included the amortization of capitalized technology costs of $825,782. Depreciation expense for the year ended December 31, 2017 was $668,467, which included the amortization of capitalized technology costs of $588,519.

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2018 and 2017:

	2018	2017
Accounts payable	$ 7,528,003	$1,094,310
Accrued payroll	877,180	79,288
State and local taxes	1,073,649	-
Other accrued expenses	1,076,081	5,618
$10,554,913	$1,179,216

NOTE 7 – NOTES PAYABLE

Notes payable consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable at maturity and accrues at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020. Unamortized debt discount of $334,998 and $540,924 as of December 31, 2018 and December 31, 2017, respectively.	667,000	667,000

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2018 was 7.61%. Principal and interest are payable on demand.	8,866,894	-

Loan Agreement with Hercules Capital Inc. dated April 30, 2018 and as amended for tranche II on October 30, 2018. Tranche I- Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on June 1, 2019 through maturity which is May 1, 2021. Trance II-Interest payable monthly at 11.0%. Principal payable at maturity on October 1, 2021. Unamortized debt issuance costs as of December 31, 2018 of $1,547,412.	10,857,500	-

Line of credit-floor plan dated February 16, 2018. Facility initially provides available credit of up to $63,000,000 with a decrease to $55,000,000 after February 28, 2019. Secured by vehicle inventory and other assets. Interest rate at December 31, 2018 was 5.25%. Principal and interest are payable on demand.	47,505,607	-

Line of credit-floor plan dated November 2, 2017. Facility provides up to $2,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2017 was 6.5%. Principal and interest is payable on demand.	-	1,081,593

Less: Debt discount	(1,882,410)	(540,924)
	67,347,925	2,541,003
Current portion	58,555,006	1,081,593
Long-term portion	$8,792,919	$1,459,410

As of December 31, 2018, future principal debt payments are due as follows: 2019 - $58,555,006; 2020 - $6,073,864; 2021 - $4,601,465.

Notes Payable-Hercules

On October 30, 2018, the Company, NextGen Pro, RMBL Texas, LLC, a Delaware limited liability company ("RMBL Texas," and together with the Company, NextGen Pro, and RMBL MO, each, an "Existing Borrower", and collectively, the "Existing Borrowers"), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, a wholly-owned subsidiary of the Company ("RMBL Express", and together with Merger Sub, Wholesale and Wholesale Express, the "New Borrowers"; together with the Existing Borrowers, the "Borrowers"), Hercules, in its capacity as lender (in such capacity, "Lender"), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, "Agent"), entered into the First Amendment and Waiver to Loan and Security Agreement (the "Amendment"), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the "Loan Agreement"; as amended by the Amendment, the "Amended Loan Agreement"), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the "Tranche II Advance"). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, the Company issued to Hercules a warrant to purchase 20,950 shares of the Company's Class B Common Stock at an exercise price of $7.16 per share. This warrant is immediately exercisable and expires on October 30, 2023. Except for the exercise price and expiration date, the terms of this warrant are substantially the same as the Warrant described in Note 9.

On April 30, 2018 (the "Closing Date"), the Company, and its wholly owned subsidiaries (collectively the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15.0 million (the "Hercules Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan is subject to various covenants, including gross profit and EBITDA. As of December 31, 2018, the Company was in compliance with such covenants.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to $5.0 million is advanced at the party's agreement) shares of the Company's Class B Common Stock (the "Warrant") at an exercise price of $5.50 per share (the "Warrant Price"). The Warrant is immediately exercisable and expires on April 30, 2023. If at any time before April 30, 2019, the Company makes a New Issuance (as defined below) for no consideration or for a consideration per share less than the Warrant Price in effect immediately before the New Issuance (a "Dilutive Issuance") or the consideration for an issuance is later adjusted downward with certain exceptions as set forth in the Warrant, then the Warrant Price will be reduced to an amount equal to the lower consideration price or adjusted exercise price or conversion price (the "New Issuance Price").   If at any time after April 30, 2019, the Company makes a Dilutive Issuance, then the Warrant Price will be reduced to the amount computed using the following formula:   A*[(C+D)/B].   For purposes of this formula, (i) A represents the Warrant Price in effect immediately before the Dilutive Issuance, (ii) B represents the number of shares of common stock outstanding immediately after the New Issuance (on a fully-diluted basis), (iii) C represents the number of shares of common stock outstanding immediately before the New Issuance (on a fully-diluted basis), and (iv) D represents the number of shares of common stock that would be issuable for total consideration to be received for the New Issuance if the purchaser paid the Warrant Price in effect immediately prior to the New Issuance. New Issuance shall mean (A) any issuance or sale by the Company of any class of shares of the Company (including the issuance or sale of any shares owned or held by or for the account of the Company) other than certain excluded securities as set forth in the Warrant, (B) any issuance or sale by the Company of any options, rights or warrants to subscribe for any class of shares of the Company other than certain excluded securities as set forth in the Warrant, or (C) the issuance or sale of any securities convertible into or exchangeable for any class of shares of the Company other than certain excluded securities as set forth in the Warrant.

Advances under the Hercules Loan ("Advances") will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, and (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

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

The Hercules Loan is secured by a grant of a security interest in substantially all assets of the Borrowers (the "Collateral"), except the Collateral does not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any. The effective interest rate at December 31, 2018 was 22.0%. Interest expense on the Hercules Loan for year ended December 31, 2018 was $770,810 which included amortization of issuance costs of $304,213.

Line of Credit-Floor Plan

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the year ended December 31, 2018 was $513,306.

Line of Credit-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the year ended December 31, 2018 was $149,776.

Note Payable-NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the Credit Facility for the years ended December 31, 2018 and 2017 was $87,617 and $54,849, respectively.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. The effective interest rate at December 31, 2018 was 26.0%. Interest expense on the Private Placement Notes for the year ended December 31, 2018 was $259,177 and $158,740, respectively for the years ended December 31, 2018 and 2017, which included debt discount amortization of $205,926 and $81,603, respectively for the years ended December 31, 2018 and 2017.

Notes Payable-Senior Secured Promissory Notes

On September 5, 2017, the Company executed Senior Secured Promissory Notes (the "Notes") in favor of several investors, including certain executive officers and directors of the Company, in the aggregate principal amount of $1,650,000 ("Principal Amount"), which includes an aggregate original issue discount of $150,000. The proceeds to the Company from the Senior Secured Promissory Notes, net of original issuance discount, was $1,500,000. The Senior Secured Promissory Notes are secured by an interest in all the Company's Collateral, as such term is defined in the Senior Secured Promissory Notes. The Senior Secured Promissory Notes mature on September 5, 2018 and bear interest at a rate equal to 5% per annum through December 31, 2017, and a rate of 10% per annum thereafter. Interest is payable monthly in arrears. Upon the occurrence of any event of default, the outstanding balance under the Senior Secured Promissory Notes shall become immediately due and payable upon election of the holders. The Principal Amount and any unpaid interest accrued thereon may be prepaid by the Company at any time prior to the maturity date without premium or penalty upon five days prior written notice to the noteholder. If the Company consummates in one or more transactions financing of any nature resulting in net proceeds available to the Company of $5,000,000 or more, then the noteholders may require the Company to prepay the Senior Secured Promissory Notes on thirty (30) days prior written notice to the Company. The original issue discount is amortized to interest expense until the scheduled maturity of the Senior Secured Promissory Notes in September 2018 using the effective interest method. The effective interest rate at September 30, 2017 was 10.0%. Interest expense on the Senior Secured Promissory Notes for the year ended December 31, 2017 was $161,075 which included $150,000 of original issue discount amortization. On October 23, 2017, the Company completed a public offering and used approximately $1,661,075 of the net proceeds of the offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Senior Secured Promissory Notes.

Line of Credit-Floor Plan

On November 2, 2017, the Company through its wholly-owned subsidiary RMBL Missouri, LLC (the "Borrower"), entered into a floor plan line of credit (the "Credit Line") with NextGear Capital, Inc. ("NextGear") in the amount of $2,000,000, or such lesser sum which may have been advanced to or on behalf of the Borrower from time to time, pursuant to that certain Demand Promissory Note and Loan and Security Agreement. Any advance under the Credit Line bore interest on a per annum basis from the date of the request of such advance (or date of the financed receivable, as applicable), based upon a 360-day year, and such interest was compounded daily until such outstanding advances were paid in full at a rate of interest set forth in schedules published by NextGear. As of December 31, 2017, the effective rate of interest was 6.5%. Advances and interest under the Credit Line were due and payable upon demand, but, in general, in no event later than 150 days from the date of request for the advance (or the date of purchase in the case of a universal funding agreement), or of the receivable, as applicable. Upon any event of default (including, without limitation, the Borrower's obligation to pay upon demand any outstanding liabilities of the Credit Line), NextGear could have, at its option and without notice to the Borrower, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to NextGear and its affiliates by the Borrower and its affiliates. The Credit Line was secured by a grant of a security interest in the vehicle inventory and other assets of the Borrower and payment was guaranteed by the Company pursuant to a guaranty in favor of the NextGear and its affiliates. On February 20, 2018, the Company notified NextGear that it was terminating the Credit Line, and all security or other credit documents entered into in connection therewith. At the time of the notification, there was no indebtedness outstanding under the Credit Line.

Convertible Note Payable-Related Party

On July 13, 2016, the Company entered into an unsecured convertible note (the "BHLP Note") with Berrard Holdings, an entity owned and controlled by a current officer and director, Mr. Berrard, pursuant to which the Company was required to repay $191,858 on or before July 13, 2026 plus interest at 6% per annum. The BHLP Note was also convertible into common stock, in whole, at any time before maturity at the option of the holder at the greater of $0.06 per share or 50% of the price per share of the next qualified financing which is defined as $500,000 or greater. Effective August 31, 2016, the principal amount of the BHLP Note was amended to include an additional $5,500 loaned to the Company, on the same terms. On November 28, 2016, the Company completed its qualified financing at $1.50 per share which established the conversion price per share for the BHLP Note of $0.75 per share, resulting in the principal amount of the BHLP Note being convertible into 263,144 shares of Class B Common Stock. As such, November 28, 2016 became the "commitment date" for determining the value of the BHLP Note conversion feature. Because there had been no trading in the Company's common stock since July 2014, other than the purchase by Berrard Holdings of 99.5% of the outstanding shares in a single transaction, the Company used the Monte Carlo simulation to determine the intrinsic value of the conversion feature of the BHLP Note, which resulted in a value in excess of the principal amount of the BHLP Note. Thus, the Company recorded a note discount of $197,358 with the corresponding amount as an addition to paid in capital. This note discount was amortized to interest expense until the scheduled maturity of the BHLP Note in July 2026 or until it was converted using the effective interest method. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note, having an aggregate principal amount, including accrued interest, of $206,484 and a conversion price of $0.75 per share. In connection with the conversion of the BHLP Note, the remaining debt discount of $196,076 was charged to interest expense in the Consolidated statements of operations and the related deferred tax liability was credited to Additional paid in capital in the Consolidated Balance Sheets.

NOTE 8 – STOCKHOLDERS' EQUITY

On January 9, 2017, the Company's Board of Directors approved, subject to stockholder approval, the adoption of the RumbleOn, Inc. 2017 Stock Incentive Plan (the "Plan"), On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan will allow the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. On June 25, 2018, the Board and stockholders holding 1,000,000 shares of Class A Common Stock and 8,902,319 shares of Class B Common Stock of the Company approved the 2018 Certificate of Amendment to provide for "blank check" preferred stock, which may be issued in one or more classes or series, with such rights, preferences, privileges and restrictions as will be fixed by the Board. The 2018 Certificate of Amendment became effective on June 25, 2018. As of December 31, 2018, there were 289,216 shares available for issuance under the Plan. As of December 31, 2018, the Company has granted 1,769,284 RSUs under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $8,158,697. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Compensation expense recognized for these grants for the year ended December 31, 2018 is $1,657,680. As of December 31, 2018, the Company has approximately $5,997,994 in unrecognized stock-based compensation, with an average remaining vesting period of 2.25 years.

On January 9, 2017, the Company's Board of Directors and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment"), to change the name of the Company to RumbleOn, Inc. and to create an additional class of common stock of the Company, which was effective on February 13, 2017 (the "Effective Date").

Immediately before approving the Certificate of Amendment, the Company had authorized 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock, and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock is identical to the Class A Common Stock in all material respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding.

Also on January 9, 2017, the Company's Board of Directors and stockholders holding 6,375,000 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Marshall Chesrown of 875,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown, and (ii) Steven R. Berrard of 125,000 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard, effective at the time the Certificate of Amendment was filed with the Secretary of State of Nevada.

On February 13, 2017, the Effective Date, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada changing the Company's name to RumbleOn, Inc. and creating the Class A and Class B Common Stock. Also, on the Effective Date, the Company issued an aggregate of 1,000,000 shares of Class A Common Stock to Messrs. Chesrown and Berrard in exchange for an aggregate of 1,000,000 shares of Class B Common Stock held by them. Also on the Effective Date, the Company amended its bylaws to reflect the name change to RumbleOn, Inc. and to reflect the Company's primary place of business as Charlotte, North Carolina.

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock, par value $0.001, at a price of $4.00 per share for aggregate proceeds of $2,480,000 in the private placement (the "2017 Private Placement"). Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. Proceeds from the 2017 Private Placement were used to complete the launch of the Company's website, acquire vehicle inventory, continue development of the Company's platform, and for working capital purposes.

On June 30, 2017, the Company filed a Registration Statement on Form S-1 (the "Registration Statement") with the SEC covering the resale of 8,993,541 shares of Class B Common Stock issued in the NextGen acquisition and the 2017 Private Placement and other shares previously held by our stockholders, including our officers and directors. The SEC declared the Registration Statement effective on July 7, 2017. In connection with the filing of the Registration Statement, our officers and directors and certain stockholders entered into a lock-up agreement restricting, through December 31, 2017, the resale of an aggregate of 6,848,800 shares of our common stock held by them and subject to the Registration Statement.

On October 23, 2017, the Company completed an underwritten public offering of 2,910,000 shares of Class B common stock at a public offering price of $5.50 per share for net proceeds to the Company of approximately $14,500,000 after deducting the underwriting discount and offering fees and expenses payable by the Company (the "Offering"). The Company also granted the underwriters a 30-day option, which expires on November 19, 2017, to purchase up to an additional 436,500 shares of Class B common stock to cover over-allotments. The Company used $1,661,075 of the net proceeds of the Offering for the repayment of the Senior Secured Promissory Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Senior Secured Promissory Notes.  The Company intends to use the remaining net proceeds of the Offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

Also, in connection with the Offering, on October 19, 2017, the Class B Common Stock uplisted from the OTCQB and began trading on The NASDAQ Capital Market under the symbol "RMBL."

At December 31, 2016, the Company was authorized to issue 100,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 6,400,000 issued and outstanding shares of common stock (the "Outstanding Common Stock, and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 1,000,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of the Class A Common Stock are entitled to ten votes per share of Class A Common Stock issued and outstanding, and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock shall be deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock will be identical to the Class A Common Stock in all respects, except that holders of the Class B Common Stock are entitled to one vote per share of Class B Common Stock issued and outstanding. On November 28, 2016, the Company completed a private placement with certain purchasers, with respect to the sale of an aggregate of 900,000 shares of common stock of the Company at a purchase price of $1.50 per share for total consideration of $1,350,000 (the "2016 Private Placement"). In connection with the 2016 Private Placement, the Company also entered into loan agreements, pursuant to which the purchasers would loan to the Company their pro rata share of up to $1,350,000 in the aggregate upon the request of the Company at any time on or after January 31, 2017 and before November 1, 2020. On March 31, 2017, the Company completed the second tranche of the 2016 Private Placement. For additional information, see Note 7— "Notes Payable."

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for net proceeds to the Company of approximately $13,015,825 million. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company will use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On October 25, 2018, the Company filed the Certificate of Designation, Preferences, and Rights of Series B Non-Voting Convertible Preferred Stock ("Certificate of Designation") with the Secretary of State for the State of Nevada, designating 2,500,000 shares of the Company's preferred stock, par value $0.001 per share, as Series B Preferred. Shares of Series B Preferred rank pari passu with the Company's Class B Common Stock, except that holders of Series B Preferred shall not be entitled to vote on any matters presented to the stockholders of the Company. The Certificate of Designation became effective on October 25, 2018. Each share of Series B Preferred is convertible on a one-for-one basis into shares of the Company's Class B Common Stock. The Series B Preferred will automatically convert into Class B Common Stock 21 days after the mailing of a definitive information statement of the type contemplated by and in accordance with Regulation 14C of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to the Company's stockholders, without any further action on the part of the Company or any holder.

On October 30, 2018, the Company completed the private placement of an aggregate of 3,030,000 shares of its Class B Common Stock (the "Private Placement"), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the Private Placement, at a price of $8.10 per share. The gross proceeds for the Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the Private Placement. The Company paid the Placement Agents a fee of 6.5% of the gross proceeds in the Private Placement. Net proceeds from the Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

Denmar Dixon, a member of the Company's Board of Directors, invested through Blue Flame Capital, LLC (an entity controlled by Mr. Dixon) $243,000 in the Private Placement for 30,000 shares of Class B Common Stock.  Also, Joseph Reece, a member of the Company's Board of Directors, individually invested $81,000 in the Private Placement for 10,000 shares of Class B Common Stock. These purchases were approved by the Company's Board of Directors in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Company's Board of Directors' vote in favor of the Private Placement.

NOTE 9 – COMMON STOCK WARRANTS

2017 Offering

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

The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rate. The expected term is based on the remaining contractual lives of the warrants at the valuation date. Since the Company's stock was not traded frequently in the years before the valuation date the volatility may not reasonably reflect the Company's true volatility. Therefore, we relied on the average volatility of selected comparable companies. There were no warrants exercised or forfeited for the year ended December 31, 2018. There was no aggregate intrinsic value in the warrants at December 31, 2018.

The fair value of the warrants at the initial valuation date was $505,273.

April 2018 Loan Agreement - Hercules

Under the Loan Agreement by and among Hercules Capital, the Company, and its wholly owned subsidiaries, on the closing date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to $5.0 million is advanced at the parties agreement) shares of the Company’s Class B Common Stock (the “Hercules April Warrant”) at an exercise price of $5.50 per share (the “Hercules April Warrant Price”). The Hercules April Warrant is immediately exercisable and expires on April 30, 2023. If at any time before April 30, 2019, the Company makes an April New Issuance (as defined below) for no consideration or for a consideration per share less than the Hercules April Warrant Price in effect immediately before the April New Issuance (an “April Dilutive Issuance”) or the consideration for an issuance is later adjusted downward with certain exceptions as set forth in the Hercules April Warrant, then the Hercules April Warrant Price will be reduced to an amount equal to the lower consideration price or adjusted exercise price or conversion price (the “April New Issuance Price”).  If at any time after April 30, 2019, the Company makes an April Dilutive Issuance, then the April Warrant Price will be reduced to the amount computed using the following formula:  A*[(C+D)/B].  For purposes of this formula, (i) A represents the April Warrant Price in effect immediately before the Dilutive Issuance, (ii) B represents the number of shares of common stock outstanding immediately after the April New Issuance (on a fully-diluted basis), (iii) C represents the number of shares of common stock outstanding immediately before the April New Issuance (on a fully-diluted basis), and (iv) D represents the number of shares of common stock that would be issuable for total consideration to be received for the April New Issuance if the purchaser paid the Hercules April Warrant Price in effect immediately prior to the April New Issuance.  April New Issuance shall mean (A) any issuance or sale by the Company of any class of shares of the Company (including the issuance or sale of any shares owned or held by or for the account of the Company) other than certain excluded securities as set forth in the Hercules April Warrant, (B) any issuance or sale by the Company of any options, rights or warrants to subscribe for any class of shares of the Company other than certain excluded securities as set forth in the Hercules April Warrant, or (C) the issuance or sale of any securities convertible into or exchangeable for any class of shares of the Company other than certain excluded securities as set forth in the Hercules April Warrant.

The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

Warrants exercise price	$5.50
Fair value price per share of common stock	$5.07
Warrants outstanding	81,818
Volatility	70.0%
Expected term remaining (years)	5.0
Risk-free interest rate	2.79%
Discount for Lack of Marketability	20.0%
Dividend yield	-

The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rate. The expected term is based on the remaining contractual lives of the warrants at the valuation date. Since the Company's stock was not traded frequently in the years before the valuation date the volatility may not reasonably reflect the Company's true volatility. Therefore, we relied on the average volatility of selected comparable companies. There were no warrants exercised or forfeited for the year ended December 31, 2018. There was no aggregate intrinsic value in the warrants at December 31, 2018.

The fair value of the warrants at the initial valuation date was $208,369.

October 2018 Loan Agreement - Hercules

Pursuant to the Amendment to the Hercules Loan Agreement by and among Hercules Capital, the Company, and it wholly owned subsidiaries, on the closing date, the Company issued Hercules a warrant to purchase 20,950 shares of the Company’s Class B Common Stock (the “Hercules October Warrant”) at an exercise price of $7.16 per share (the “Hercules October Warrant Price”). The Hercules October Warrant is immediately exercisable and expires on October 30, 2023. If at any time before October 30, 2019, the Company makes an October New Issuance (as defined below) for no consideration or for a consideration per share less than the Hercules October Warrant Price in effect immediately before the October New Issuance (an “October Dilutive Issuance”) or the consideration for an issuance is later adjusted downward with certain exceptions as set forth in the Hercules October Warrant, then the Hercules October Warrant Price will be reduced to an amount equal to the lower consideration price or adjusted exercise price or conversion price (the “October New Issuance Price”).  If at any time after October 30, 2019, the Company makes an October Dilutive Issuance, then the October Warrant Price will be reduced to the amount computed using the following formula:  A*[(C+D)/B].  For purposes of this formula, (i) A represents the October Warrant Price in effect immediately before the October Dilutive Issuance, (ii) B represents the number of shares of common stock outstanding immediately after the October New Issuance (on a fully-diluted basis), (iii) C represents the number of shares of common stock outstanding immediately before the October New Issuance (on a fully-diluted basis), and (iv) D represents the number of shares of common stock that would be issuable for total consideration to be received for the October New Issuance if the purchaser paid the Hercules October Warrant Price in effect immediately prior to the October New Issuance.  October New Issuance shall mean (A) any issuance or sale by the Company of any class of shares of the Company (including the issuance or sale of any shares owned or held by or for the account of the Company) other than certain excluded securities as set forth in the Hercules October Warrant, (B) any issuance or sale by the Company of any options, rights or warrants to subscribe for any class of shares of the Company other than certain excluded securities as set forth in the Hercules October Warrant, or (C) the issuance or sale of any securities convertible into or exchangeable for any class of shares of the Company other than certain excluded securities as set forth in the Hercules October Warrant.

The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

Warrants exercise price	$7.16
Fair value price per share of common stock	$5.73
Warrants outstanding	20,950
Volatility	70.0%
Expected term remaining (years)	5.0
Risk-free interest rate	2.94%
Discount for Lack of Marketability	20.0%
Dividend yield	-

The dividend yield assumption of zero is based upon the fact that we have never paid cash dividends and presently have no intention to do so. The risk-free interest rate used for each warrant classified as a derivative is equal to the U.S. Treasury rate. The expected term is based on the remaining contractual lives of the warrants at the valuation date. Since the Company's stock was not traded frequently in the years before the valuation date the volatility may not reasonably reflect the Company's true volatility. Therefore, we relied on the average volatility of selected comparable companies. There were no warrants exercised or forfeited for the year ended December 31, 2018. There was no aggregate intrinsic value in the warrants at December 31, 2018.

The fair value of the warrants at the initial valuation date was $59,292.

NOTE 10 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the years ended December 31, 2018 and 2017:

	2018	2017
Selling, General and Administrative
Compensation and related costs	$10,656,107	$3,111,363
Advertising and marketing	11,457,572	1,731,028
Professional fees	1,788,425	890,580
Technology development	1,152,108	452,957
General and administrative	9,999,205	1,401,071
	$35,053,417	$7,586,999

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2018 and 2017:

	2018	2017
Cash paid for interest	$ 1,226,292	$203,578

Note payable issued on acquisition	$ -	$1,333,334

Conversion of notes payable-related party	$ -	$206,209

Issuance of shares for acquisition	$ 6,652,512	$2,666,666

NOTE 12 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  On December 31, 2018, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1% including state income taxes. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance.

Deferred income taxes reflect the net tax effect of temporary difference between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$8,091,718	$2,281,369
Stock-based compensation	564,700	131,465
Total deferred income taxes	8,656,418	2,412,834

Deferred tax liabilities:
Basis difference in property and equipment	15,045	114,150
Basis difference in goodwill	64,423	32,190
Debt discount-private placement	63,021	116,840
Debt issuance cost amortization	401,303	-
Total deferred tax liabilities	543,792	263,180

Net deferred tax asset	8,112,626	2,149,654

Valuation allowance	(8,112,626)	(2,149,654)
Net deferred tax asset (liability)	$-	$-

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate on income tax rate on continuing operations for the years ended December 31, 2018 and 2017.

	2018	2017
U.S. Federal statutory rate	21.0%	34.0%
Impact of tax reform on net deferred tax assets		(13.0)%
State and local, net of Federal benefit	5.1%	5.1%
Permanent difference	(0.2)%	-%
Valuation allowance	(25.9)%	(26.1)%
Effective tax rate	-%	-%

No current provision for Federal income taxes was required for the years ended December 31, 2018 and 2017 due to the Company's operating losses. At December 31, 2018 and 2017, the Company has operating loss carryforwards of $30,961,231 and $8,740,879, respectively, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $8,112,626 and $2,149,654 for the periods ended December 31, 2018 and 2017, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 13 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 1,769,284 of unvested RSUs, and 321,018 or warrants to purchase shares of Class B Common Stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company’s acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converts to Class B Common Stock 21 days after the mailing of a definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company of the holders of Series B Preferred and has no expiration date. The conversion of Series B Preferred to Class B Common was effected on March 4, 2019. The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred Stock at December 31, 2018 were 1,000,000, 13,605,788, and 227,374, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

On March 31, 2017, the Company completed the sale of 620,000 shares of Class B Common Stock in the 2017 Private Placement. Officers and directors of the Company acquired 175,000 shares of Class B Common Stock in the 2017 Private Placement. In May 2017, the Company completed the sale of an additional 37,500 shares of Class B Common Stock in the 2017 Private Placement. For additional information, see Note 8— "Stockholders' Equity."

A key component of the Company's business model is to regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the regional partner may earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company's Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note. The note matures on May 1, 2019, interest is payable monthly at 5% per annum and can be converted into a 25% ownership interest in the Dealer at any time. This financing arrangement was terminated in April 2018. Revenue recognized by the Company from the Dealer for the year ended December 31, 2018 was $619,193 or .04% of total revenue. Included in cost of revenue for the Company at December 31, 2018 includes $549,813 or .04% of total cost of revenue. Included in accounts receivable at December 31, 2018 is $40,175 owed to the Company by the Dealer. Revenue recognized by the Company from the Dealer for the year ended December 31, 2017 was $1,618,958 or 22.1% of total Revenue. Included in cost of revenue for the Company at December 31, 2017 includes $1,451,712 or 20.6% of total cost of sales. Included in accounts receivable at December 31, 2017 is $449,119 owed to the Company by the Dealer.

In addition, the Company presently subleases warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. . The lease was terminated on June 30, 2018. For the year ended December 31, 2018, the Company paid $90,000 in rent under the sublease. Included in accounts payable at December 31, 2017 $30,000, for rent owed to the Dealer.

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Consulting Agreement with Kartik Kakarala, who formerly served as the Chief Executive Officer of NextGen and now serves as a director on our Board. Under the Consulting Agreement, Mr. Kakarala serves as our consultant. The Consulting Agreement may be cancelled by either party, effective upon delivery of a written notice to the other party. Mr. Kakarala's compensation pursuant to the Consulting Agreement is $5,000 per month. The Consulting Agreement was terminated on December 31, 2017. For the year ended December 31, 2017 the Company paid $40,000 under the Consulting Agreement. This amount is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. For additional information, see Note 4— "Acquisitions."

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the "Services Agreement") with Halcyon Consulting, LLC ("Halcyon"), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company will pay Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates may not be higher than 110% of the immediately preceding year's rates. The Company will reimburse Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. The Services Agreement was terminated on March 31, 2018. For the years ended December 31, 2018 and 2017, the Company paid $54,159 and $914,099, respectively under the Services Agreement.

As of December 31, 2018, the Company had promissory notes of $370,556 and accrued interest of $23,644 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes for the years ended December 31, 2018 and 2017 was $143,987 and $158,740, respectively which included debt discount amortization of $88,229 and 126,076, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets.

On September 5, 2017, the Company executed $1,650,000 ("Principal Amount") of Senior Secured Promissory Notes (the "Notes") in favor of several investors, including certain executive officers and directors of the Company. The Notes included an aggregate of $150,000 in original issue discount. Officers and directors held $1,214,144 of the Notes. On October 23, 2017, the Company completed a public offering and used $1,661,075 of the net proceeds of the offering for the repayment of the Notes in the aggregate principal amount of $1,650,000, plus accrued interest, which resulted in the termination of the Notes. Officers and directors received in the aggregate principal amount of $1,218,122, plus accrued interest of $4,144. For the year ended December 31, 2017 interest on the officer and director Notes was $118,121, including $110,000 of debt discount amortization and is included in interest expense in the Consolidated Statements of Operations. As of December 31, 2016, the Company had the BHLP Note payable of $197,358 and accrued interest of $5,508 due to an entity that is owned and controlled by a current officer and director of the Company. On March 31, 2017, the Company issued 275,312 shares of Class B Common Stock upon full conversion of the BHLP Note. The accrued interest is included in accrued interest under Long-term liabilities in the Consolidated Balance Sheets. For additional information, see Note 5— "Notes Payable."

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2018, the Company is a tenant under various operating leases related to certain of its offices, facilities and equipment. The initial terms expire at various dates between 2019 and 2021. Many of the leases include renewal options ranging from one to three years. Rent is recognized on a straight-line basis over the lease term and includes scheduled rent increases. Rent expense for these operating leases was approximately $414,238 and $49,186 for years ended December 31, 2018 and 2017, respectively.

The following table summarizes the future minimum payments for operating leases at December 31, 2018 due in each year ending December 31,

2019	$1,043,171
2020	976,252
2021	654,719
thereafter	-
$ 2,674,142

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of December 31, 2018 and 2017 we were not aware of any threatened or pending litigation.

NOTE 16 – CONCENTRATIONS

The Company is dependent on third-party providers of wholesale vehicle auctions. The Company is dependent on their ability to provide services on a timely basis and at favorable pricing terms. The loss of these principal providers or a significant reduction in service availability could have a material adverse effect on the Company. The Company believes that its relationships with these providers are satisfactory.

NOTE 17 - SEGMENT REPORTING

Based on the way the Company manages its business, the Company has determined that it currently operates two reportable segments: 1) vehicle distribution and 2) vehicle logistics and transportation services. Our vehicle distribution segment consists of the distribution of powersports and automotive and is anchored on a proprietary supply chain and distribution software platform that is supported with our mobile-first web and application strategy. Our technology platform enables efficient preowned vehicle acquisition and distribution, which allows us to maximize inventory value and reduce inventory risk by penetrating the entire vehicle supply chain in a faster and more cost-efficient manner. Our agnostic acquisition approach creates instant liquidity for both consumers and dealers and provides increased control over our inventory, enabling us to adjust our inventory in response to unforeseen market dynamics while allowing us to make swift decisions to benefit sales volume and margins. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. In the normal course of operations, our vehicle logistics and transportation services business provide transportation services to our vehicle distribution business, which is a related party. Billings for such services are based on negotiated rates, which approximates fair value, and are reflected as revenue of the billing segment. Revenue and cost of revenue is eliminated in the consolidated financial statements for the year ended December 31, 2018. Our Chief Executive Officer focuses on results in assessing operating performance and allocating resources for each of our segments. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States.

	Vehicle Distribution	Vehicle Logistics and Transportation	Eliminations	Total
Year Ended December 31, 2018
Total assets	$106,461,181	$5,555,397	$(3,090,197)	$108,926,381
Revenue	$152,574,412	$4,931,558	$(1,107,739)	$156,398,231
Operating income (loss)	$(23,438,928)	$37,796	$-	$(23,401,132)
Depreciation and amortization	$982,772	$1,234	$-	$984,006
Interest expense	$1,780,685	$-	$-	$1,780,685

Year Ended December 31, 2017
Total assets	$18,152,830	$-	$-	$18,152,830
Revenue	$7,305,902	$-	$-	$7,305,902
Operating income (loss)	$(7,977,359)	$-	$-	$(7,977,359)
Depreciation and amortization	$668,467	$-	$-	$668,467
Interest expense	$595,966	$-	$-	$595,966

NOTE 18 – SUBSEQUENT EVENTS

Acquisition of Autosport

On February 3, 2019 (the “Closing Date”), the Company completed the acquisition (the “Acquisition”) of all of the equity interests of Autosport USA, Inc. (“Autosport”), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the “Stock Purchase Agreement”), by and among RMBL Express, LLC (the “Buyer”), a wholly owned subsidiary of Company, Scott Bennie (the “Seller”) and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $662,818.26, plus (ii) a fifteen-month $500,000 promissory note (the “Promissory Note”) in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the “Convertible Note”) in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company’s Class B Common Stock (the “Earn-Out Shares”) for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

The Promissory Note has a term of fifteen months and will accrue interest at a simple rate of 5% per annum. Interest under the Promissory Note is payable upon maturity. Any interest and principal due under the Promissory Note is convertible, at the Buyer’s option into shares of the Company’s Class B Common Stock at a conversion price equal to the weighted average trading price of the Company’s Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The number of shares of the Company’s Class B Common Stock issuable pursuant to the Promissory Note is indeterminate at this time.

The Convertible Note has a term of three years and will accrue interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company’s Class B Common Stock at a conversion price of $5.75 per share, (i) at the Seller’s option, or (ii) at the Buyer’s option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company’s Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $7.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 319,221 shares of the Company’s Class B Common Stock.

The Second Convertible Note has a term of one year and will accrue interest at a simple rate of 5% per annum. Monthly payments of amortized principal and interest will be due under the Second Convertible Note. Any interest and principal due under the Second Convertible Note is convertible into shares of the Company’s Class B Common Stock at a conversion price of $5.75 per share, (i) at the Seller’s option, or (ii) at the Buyer’s option, on any day that (a) any portion of the principal of the Second Convertible Note remains unpaid and (b) the weighted average trading price of the Company’s Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $7.00 per share. The maximum number of shares issuable pursuant to the Second Convertible Note is 47,101 shares of the Company’s Class B Common Stock.

February 2019 Public Offering

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6.5 million. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.