Form 10-Q
period 2019-03-31
RumbleON, Inc.
filed 2019-05-15
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
     ☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 001-38248

RumbleOn, Inc. (Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Lakeshore Drive Suite 160 Coppell, Texas	75019
(Address of principal executive offices)	(Zip Code)

(469) 250-1185
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	RMBL	The NASDAQ Capital Market

The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 10, 2019 was 20,087,120 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 10, 2019.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.
Condensed Consolidated Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash	$4,268,125	$9,134,902
Restricted Cash	6,650,000	6,650,000
Accounts receivable, net	13,080,858	8,465,810
Inventory	52,947,389	52,191,523
Prepaid expense and other current assets	772,256	1,096,945
Total current assets	77,718,628	77,539,180

Property and equipment, net	5,634,864	5,177,877
Right-of-use assets	3,283,226	-
Goodwill	28,804,327	26,107,146
Other assets	102,178	102,178
Total assets	$115,543,223	$108,926,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$16,449,683	$10,554,913
Accrued interest payable	298,610	206,037
Current portion of long-term debt	64,499,342	58,555,006
Total current liabilities	81,247,635	69,315,956

Long-term liabilities:
Note payable	1,617,454	8,792,919
Operating lease liabilities	2,430,492	-
Total long-term liabilities	4,047,946	8,792,919

Total liabilities	85,295,581	78,108,875

Commitments and contingencies (Notes 4, 6, 8, 12, 14, 15)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and 1,317,329 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	1,317
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 20,087,120 and 17,486,291 shares issued and outstanding as of March 31, 2019 and December 31, 2018	20,087	17,486
Additional paid in capital	72,707,614	64,998,817
Accumulated deficit	(42,481,059)	(34,201,114)
Total stockholders' equity	30,247,642	30,817,506

Total liabilities and stockholders' equity	$115,543,223	$108,926,381

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
Revenue:	2019	2018
Pre-owned vehicle sales:
Powersports	$26,929,159	$8,064,832
Automotive	190,907,188	-
Transportation	5,341,412	-
Other	-	15,373
Total Revenue	223,177,759	8,080,205

Cost of revenue:
Powersports	23,949,556	7,521,301
Automotive	181,495,112	-
Transportation	3,742,022	-
Total Cost of Revenue	209,186,690	7,521,301

Gross Profit	13,991,069	558,904

Selling, general and administrative	20,440,016	3,880,492

Depreciation and amortization	382,225	205,767

Operating loss	(6,831,172)	(3,527,355)

Interest expense	1,445,133	86,521

Net loss before provision for income taxes	(8,276,305)	(3,613,876)

Benefit for income taxes	-	-

Net loss	$(8,276,305)	$(3,613,876)

Weighted average number of common shares outstanding - basic and fully diluted	20,484,420	12,928,541

Net loss per share - basic and fully diluted	$(0.40)	$(0.28)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	1,317,329	$1,317	1,000,000	$1,000	17,486,291	$17,486	$64,998,817	$(34,201,114)	$30,817,506
Cumulative effect of Accounting Change (See Note 1)	-	-	-	-	-	-	-	(3,640)	(3,640)

Issuance of common stock for restricted stock units exercised	-	-	-	-	7,000	7	(7)	-	-

Beneficial Conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185

Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	1,317,329	1,317	-	-	-

Issuance of common stock	-	-	-	-	1,276,500	1,277	6,524,498	-	6,525,775

Stock-based compensation	-	-	-	-	-	-	689,121	-	689,121

Net loss	-	-	-	-	-	-	-	(8,276,305)	(8,276,305)
Balance, March 31, 2019	-	$-	1,000,000	$1,000	20,087,120	$20,087	$72,707,614	$(42,481,059)	$30,247,642

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992

Stock-based compensation	-	-	-	-	-	-	326,707	-	326,707

Net loss	-	-	-	-	-	-	-	(3,613,876)	(3,613,876)
Balance, March 31, 2018	-	-	1,000,000	$1,000	11,928,541	$11,929	$23,699,067	$(12,633,173)	$11,078,823

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,276,305)	$(3,613,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382,225	205,767
Amortization of debt discounts	211,725	47,114
Share based compensation expense	689,121	326,707
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	324,689	92,054
Decrease (increase) in inventory	2,106,138	(290,649)
(Increase) decrease in accounts receivable	(1,200,058)	237,048
Decrease in other assets	-	4,121
(Decrease) increase in accounts payable and accrued liabilities	(806,848)	114,733
Increase (decrease) in accrued interest payable	92,573	(10,904)
Net cash used in operating activities	(6,476,740)	(2,887,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	(835,000)	-
Proceeds from sales of property and equipment	40,620	-
Technology development	(879,829)	(185,968)
Purchase of property and equipment	-	(21,996)
Net cash used in investing activities	(1,674,209)	(207,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	585,072
Net repayments on line of credit	(3,241,603)	(1,081,593)
Proceeds from sale of common stock	6,525,775	-
Net cash provided (used in) financing activities	3,284,172	(496,521)

NET CHANGE IN CASH	(4,866,777)	(3,592,370)

CASH AT BEGINNING OF PERIOD	15,784,902	9,170,652

CASH AT END OF PERIOD	$10,918,125	$5,578,282

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

On February 3, 2019, the Company completed the acquisition (the "Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. The Company's Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of their financial condition, results of operations, and cash flows for the periods presented. The information at December 31, 2018 in the Company's Condensed Consolidated Balance Sheets included in this quarterly report was derived from the audited Consolidated Balance Sheets included in the Company's 2018 Annual Report on Form 10-K filed with the SEC on April 1, 2019. The Company's 2018 Annual Report on Form 10-K, together with the information incorporated by reference into such report, is referred to in this quarterly report as the "2018 Annual Report." This quarterly report should be read in conjunction with the 2018 Annual Report.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company's assets and liabilities and the results of operations.

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

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. There was no impairment of goodwill as of March 31, 2019.

Leases

Effective January 1, 2019, the Company adopted ASC 842. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use ("ROU") assets and lease liabilities for the Company's operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Condensed Consolidated Statements of Operations. Operating leases are included in ROU assets, accounts payable and accrued liabilities and operating lease liabilities (net of current portion) in the Condensed Consolidated Balance Sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments under the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company's leases is generally not determinable and therefore the incremental borrowing rate at the lease commencement date is utilized to determine the present value of lease payments. The determination of the incremental borrowing rate requires judgment. Management determines the incremental borrowing rate for each lease using the Company's estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company's leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when the Company is reasonably certain that the option will be exercised. An option to terminate is considered unless the Company is reasonably certain the option will not be exercised.

Long-Lived Assets

Property and equipment is reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values. The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of March 31, 2019 and December 31, 2018, the Company did not have any investments with maturities greater than three months.

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

In connection with the inventory financing contract (the "NextGear Facility"), entered into by the Company, its wholly owned subsidiary RMBL Tennessee, Inc., Wholesale, Inc. and NextGear Capital, Inc. ("NextGear"), dated October 30, 2018, Wholesale, Inc. and NextGear entered into a Reserve Agreement requiring Wholesale, Inc. to pay to NextGear $5.5 million (the "Reserve") to be collateral and security for Wholesale Inc.'s liability under the NextGear Facility as well as any amounts owed by Wholesale, Inc. to NextGear and its Affiliates, and each of their respective directors, officers, principals, trustees, partners, shareholders or other holders of any ownership interest, as the case may be, employees, representatives, attorneys and agents.  NextGear is not required to pay Wholesale Inc. interest on the Reserve balance.  Upon the satisfaction of all obligations and the termination by NextGear of the NextGear Facility, NextGear will return to Wholesale, Inc., upon its written request to NextGear no earlier than ten (10) business days from the date the obligations were indefeasibly paid and satisfied in full and the NextGear Facility and terminated by Lender.

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

Debt Issuance Costs

Debt issuance costs are accounted for pursuant to FASB Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.

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

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,398.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables therefore does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE

Accounts receivable consists of the following as of:

	March 31, 2019	December 31, 2018
Trade	$12,573,861	$8,264,045
Finance	198,999	148,378
Other	477,891	229,577
	13,250,751	8,642,000
Less: allowance for doubtful accounts	169,893	176,190
	$13,080,858	$8,465,810

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31, 2019	December 31, 2018
Pre-owned vehicles:
Powersport vehicles	$8,209,500	$9,783,093
Automobiles and trucks	44,915,457	43,081,136
	53,124,957	52,864,229
Less: Valuation allowance	177,568	672,706
	$52,947,389	$52,191,523

NOTE 4 – ACQUISITION

On February 3, 2019 (the "Closing Date"), the Company completed the acquisition (the "Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of February 3, 2019 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of March 31, 2019 as follows:

Purchase price consideration:
Cash	$835,000
-
$1,536,000 convertible note	1,536,000
$500,000 convertible note	500,000
$257,933 Promissory note	257,933
$3,128,933

Estimated fair value of assets:
Accounts receivable	3,414,990
Inventory	2,862,004
6,276,994

Estimated fair value of liabilities assumed:
Accounts payable and other	5,845,242

Excess of assets over liabilities	431,752

Goodwill	2,697,181

$3,128,933

Supplemental pro forma information

The results of operations of Autosport, Wholesale and Express since the acquisition date are included in the accompanying Condensed Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of Autosport, Wholesale and Express was made as of January 1, 2018 for the three-months ended March 31, 2019 and 2018.

Pro forma adjustments for the three-months ended March 31, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $17,722; and (ii) interest expense on convertible and promissory notes of $19,793. Pro-forma adjustments for the year ended March 31, 2018 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $303,167; and (ii) interest expense on convertible and promissory notes of $59,957.

	Year Ended December 31,
	2019	2018
Pro forma revenue	$229,496,368	$182,060,118
Pro forma net loss	$(8,387,927)	$(3,479,461)
Loss per share - basic and fully diluted	$(0.40)	$(0.19)
Weighted-average common shares and common stock equivalents outstanding - basic and fully diluted	21,080,120	18,552,370

NOTE 5– PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Vehicles	$326,506	$417,666
Furniture and equipment	707,177	474,546
Technology development and software	6,449,322	5,777,504
Leasehold improvements	136,386	136,386
Total property and equipment	7,619,391	6,806,102
Less: accumulated depreciation and amortization	1,984,527	1,628,225
Property and equipment, net	$5,634,864	$5,177,877

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At March 31, 2019, capitalized technology development costs were $6,449,322 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred for the three-months ended March 31, 2019 was $1,372,542 of which $879,829 was capitalized and $492,713 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-months ended March 31, 2019 was $291,746. Total technology development costs incurred for the three-months ended March 31, 2018 was $469,307 of which $185,968 was capitalized and $283,339 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-months ended March 31, 2018 was $173,760. Depreciation on furniture and equipment for the three-months ended March 31, 2019 and 2018 was $90,479 and $32,008, respectively.

NOTE 6 – LEASES

As of March 31, 2019, the Company has entered into operating leases related to certain of its offices, facilities and equipment. The initial terms expire at various dates between 2019 and 2021. Many of the leases include renewal options ranging from one to ten years. The current portion of our operating lease liabilities as of March 31, 2019 are $861,820 and is included in accounts payable and accrued liabilities.

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the quarter ended March 31, 2019 was $237,256.

Supplemental cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2019
Cash payments for operating leases	$231,781

New right of use assets obtained in exchange for operating lease liabilities	$375,455

The following table summarizes the future minimum payments for operating leases at December 31, 2018 due in each year ending December 31,

2019	$799,388
2020	953,965
2021	616,286
thereafter	-
$2,369,639

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accounts payable	$10,789,360	$7,528,003
Operating lease liability-current portion	861,820	-
Accrued payroll	419,942	877,180
State and local taxes	1,204,235	1,073,649
Other accrued expenses	3,174,326	1,076,081
	$16,449,683	$10,554,913

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through March 31, 2019 and 8.5% through maturity which is March 31, 2020. Unamortized debt discount of $275,650 and $334,998 as of March 31, 2019 and December 31, 2018, respectively.	667,000	667,000

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at March 31, 2019 was 7.8%. Principal and interest are payable on demand.	6,924,302	8,866,894

Loan Agreement with Hercules Capital Inc. dated April 30, 2018 and as amended for tranche II on October 30, 2018. Tranche I- Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on June 1, 2019 through maturity which is May 1, 2021. Trance II-Interest payable monthly at 11.0%. Principal payable at maturity on October 1, 2021. Unamortized debt issuance costs of $1,415,415 and $1,547,412 and as of March 31, 2019 and December 31, 2018, respectively.	10,857,500	10,857,500

Line of credit-floor plan dated February 16, 2018. Facility initially provides available credit of up to $63,000,000 with a decrease to $55,000,000 after February 28, 2019. Secured by vehicle inventory and other assets. Interest rate at March 31, 2019 of 7.5%. Principal and interest are payable on demand.	46,206,597	47,505,607

Promissory Note dated February 3, 2019. Interest rate at March 31, 2019 was 5.0%. Note has a term of fifteen months. Unamortized debt issuance costs of $19,165 as of March 31, 2019	500,000	-

Convertible Note dated February 3, 2019. Interest rate at March 31, 2019 was 6.5%. Interest is payable monthly for the first twelve months and thereafter payments of amortized principal and interest will be due. The Promissory Note has a term of three years. Unamortized debt discount of $399,382 as of March 31, 2019.	1,536,000	-

Second Convertible Note dated February 3, 2019. Interest rate at March 31, 2019 was 5.0%. Amortized principal interest payments are due monthly. The Promissory Note has a term of one year. Unamortized debt issuance costs of $56,258 as of March 31, 2019	257,933	-

Less: Debt discount	(2,165,870)	(1,882,410)
	$66,116,796	$67,347,925
Current portion	64,499,342	58,555,006
Long-term portion	$1,617,454	$8,792,919

Notes Payable-Autosport USA

On February 3, 2019, in connection with the acquisition of all of the equity interests of Autosport, the Company issued (i) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, and (ii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller. In connection with the Acquisition, the Buyer also issued additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

The Promissory Note has a term of fifteen months and will accrue interest at a simple rate of 5% per annum. Interest under the Promissory Note is payable upon maturity. Any interest and principal due under the Promissory Note is convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The number of shares of the Company's Class B Common Stock issuable pursuant to the Promissory Note is indeterminate at this time.

The Convertible Note has a term of three years and will accrue interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $5.75 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $7.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 319,221 shares of the Company's Class B Common Stock.

The Second Convertible Note has a term of one year and will accrue interest at a simple rate of 5% per annum. Monthly payments of amortized principal and interest will be due under the Second Convertible Note. Any interest and principal due under the Second Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $5.75 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Second Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $7.00 per share. The maximum number of shares issuable pursuant to the Second Convertible Note is 47,101 shares of the Company's Class B Common Stock.

Line of Credit-Floor Plan

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the three-months ended March 31, 2019 was $645,172.

Line of Credit-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-months ended March 31, 2019 was $157,687.

NOTE 9 – STOCKHOLDERS' EQUITY

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6,543,655. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On January 9, 2017, the Company's Board of Directors approved, subject to stockholder approval, the adoption of the RumbleOn, Inc. 2017 Stock Incentive Plan (the "Plan"). On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. Twelve percent (12%) of the Company's issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. As of March 31, 2019, there were 2,000,000 shares available for issuance under the Plan. As of March 31, 2019, the Company has granted 1,846,011 restricted stock units ("RSUs") under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $8,819,338. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Forfeitures are based on the historic employee behavior under similar stock-based compensation plans. Compensation expense recognized for these grants for the three-months ended March 31, 2019 is $689,121. As of March 31, 2019, the Company has approximately $5,969,513 in unrecognized stock-based compensation, with an average remaining vesting period of 2.0 years. Compensation expense recognized for the three-months ended March 31, 2018 was $326,707.

NOTE 10 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-months ended March 31, 2019 and 2018:

	Three-Months Ended March 31,
	2019	2018
Selling, General and Administrative:
Compensation and related costs	$7,054,263	$1,400,476
Advertising and marketing	5,491,572	1,122,299
Professional fees	650,444	209,863
Technology development	492,713	283,339
General and administrative	6,751,024	864,515
	$20,440,016	$3,880,492

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the three-months ended March 31, 2019 and 2018:

	Three-Months Ended March 31,
	2019	2018
Cash paid for interest	$1,140,835	$49,521

Convertible notes payable issued in acquisition	$2,293,933	$-

NOTE 12 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On March 31, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

No current provision for Federal income taxes was required for the three-months ended March 31, 2019 and 2018 due to the Company's operating losses. At December 31, 2018, the Company had operating loss carryforwards of $30,961,231, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $8,112,626 for the periods ended December 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 13 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 1,846,011 of RSUs, and 327,094 of warrants to purchase shares of Class’ B Common Stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

NOTE 14 – RELATED PARTY TRANSACTIONS

As of March 31, 2019, the Company had promissory notes of $370,556 and accrued interest of $15,705 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes for the three-months ended March 31, 2019 and March 31, 2018 was $40,738 and $32,114, respectively, which included debt discount amortization of $32,971 and $26,175, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets. For additional information, see Note 8— "Notes Payable."

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of March 31, 2019 and December 31, 2018, we were not aware of any threatened or pending material litigation.

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

NOTE 17 - SEGMENT REPORTING

Based on the way the Company manages its business, the Company has determined that it currently operates two reportable segments: 1) vehicle distribution and 2) vehicle logistics and transportation services. Our vehicle distribution segment consists of the distribution of powersports and automotive and is anchored on a proprietary supply chain and distribution software platform that is supported with our mobile-first web and application strategy. Our technology platform enables efficient preowned vehicle acquisition and distribution, which allows us to maximize inventory value and reduce inventory risk by penetrating the entire vehicle supply chain in a faster and more cost-efficient manner. Our agnostic acquisition approach creates instant liquidity for both consumers and dealers and provides increased control over our inventory, enabling us to adjust our inventory in response to unforeseen market dynamics while allowing us to make swift decisions to benefit sales volume and margins. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. In the normal course of operations, our vehicle logistics and transportation services business provide transportation services to our vehicle distribution business, which is a related party. Billings for such services are based on negotiated rates, which approximates fair value, and are reflected as revenue of the billing segment. Revenue and cost of revenue is eliminated in the condensed consolidated financial statements for the three-months ended March 31, 2019. Our Chief Executive Officer focuses on results in assessing operating performance and allocating resources for each of our segments. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States.

	Vehicle Distribution	Vehicle Logistics and Transportation	Eliminations	Total
Three Months Ended March 31, 2019
Total assets	$111,472,459	$6,403,729	$(2,332,965)	$115,543,223
Revenue	$217,836,347	$8,176,010	$(2,834,598)	$223,177,759
Operating income (loss)	$(7,377,561)	$546,389	$-	$(6,831,172)
Depreciation and amortization	$380,374	$1,851	$-	$382,225
Interest expense	$1,445,133	$-	$-	$1,445,133

Three Months Ended March 31, 2018
Total assets	$108,926,381	$-	$-	$108,926,381
Revenue	$8,080,205	$-	$-	$8,080,205
Operating income (loss)	$(3,527,355)	$-	$-	$(3,527,355)
Depreciation and amortization	$205,767	$-	$-	$205,767
Interest expense	$86,521	$-	$-	$86,521

NOTE 18 - SUBSEQUENT EVENTS

Notes Offering

On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC (“JMP Securities”) to issue and sell $30.0 million in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Note Offering").  The Company paid JMP Securities a fee of 7% of the gross proceeds in the Note Offering. The net proceeds for the Note Offering were approximately $27.3 million.

The Notes were issued on May 14, 2019 pursuant to an Indenture (the “Indenture”), by and between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Purchase Agreement, the Company has agreed to indemnify JMP Securities against certain liabilities. The Notes will bear interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Notes is 173.9130 shares of Class B Common Stock, par value $0.001 per share (the “Class B Common Stock”), per $1,000 principal amount of the Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $5.75 per share, subject to adjustment). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The Notes are not redeemable by the Company prior to the May 6, 2022. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 6, 2022 if the last reported sale price of our Class B Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

In connection with the Note Offering, the Company entered into a registration rights agreement with JMP Securities, pursuant to which the Company has agreed to file with the SEC an automatic shelf registration statement, if the Company is eligible to do so and has not already done so, and, if the Company is not eligible for an automatic shelf registration statement, then in lieu of the foregoing the Company shall file a shelf registration statement for the registration of, and the sale on a continuous or delayed basis by the holders of, all of the Notes  pursuant to Rule 415 or any similar rule that may be adopted by the Commission, and use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act on the day that is 120 days after the May 9, 2019.

Class B Common Stock Offering

On May 9, 2019, the Company also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of 1,900,000 shares of its Class B Common Stock (the “Private Placement Shares”), at a purchase price of $5.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7% of the gross proceeds in the Private Placement. Upon closing, the net proceeds for the Private Placement are expected to be approximately $8.8 million.

Pursuant to the Securities Purchase Agreement, the Company has agreed to file with the SEC a registration statement with respect to the resale of the Private Placement Shares purchased by the Investors under the Securities Purchase Agreement no later than 30 days after the Placement Date, and to have such registration statement declared effective by the SEC no later than (i) 90 days after the Placement Date in the event the SEC does not review such registration statement, or, if earlier, five business days after a determination by the SEC that it will not review such registration statement, or (ii) 180 days after the Placement Date in the event the SEC does review such registration statement. In the event the Company does not file such registration statement or does not cause such registration statement to become effective by the applicable deadline or after such registration statement becomes effective it is suspended or ceases to be effective, then the Company will be required to make certain payments as liquidated damages to the Investors under the Securities Purchase Agreement.

The Private Placement Shares will be issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended, as a sale not involving any public offering. The Private Placement and Note Offering are collectively referred to in this report as the Offerings.

Hercules Payoff

On May 14, 2019, the Company made a payment to Hercules of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering to pay the Hercules Indebtedness.

The Company intends to use the remaining net proceeds from the Offerings for other general corporate purposes, which may include increased spending on marketing and advertising, and expenditures necessary to grow the business.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this quarterly report.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Acquisition of Wholesale and Wholesale Express

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with our newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder, and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as our wholly-owned subsidiary. Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express. On October 30, 2018 (the "Acquisition Date"), we completed the Wholesale Merger and Express Acquisition. Wholesale is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express is a related logistics company. The results of operations of Wholesale and Wholesale Express from the Acquisition Date to December 31, 2018 (the "Wholesale Acquisition Period") are included in the Company's condensed consolidated financial statements for the year ended December 31, 2018. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale and Wholesale Express for periods before the Closing Date.

Acquisition of Autosport

On February 3, 2019 (the "Closing Date"), the Company completed the acquisition (the "Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note"). The results of operations of Autosport from the Closing Date to March 31, 2019 (the "Autosport Acquisition Period" and collectively with the Wholesale Acquisition Period, the "Acquisition Period") are included in the Company's condensed consolidated financial statements for the three-months ended March 31, 2019. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Closing Date.

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

For the three-months ended March 31, 2019, our vehicle distribution segment accounted for approximately 97.6% of our total revenue and approximately 88.5% of our total gross profit, and our vehicle logistics and transportation service segment accounted for approximately 2.4% of our total revenue and approximately 11.5% of our total gross profit.

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

	Three-Months Ended March 31,
	2019	2018
Vehicles sold	12,103	878
Vehicle inventory available on website	3,117	1,056
Regional Partners	17	12
Average days to sale	26	42
Total vehicle revenue	$217,836,347	$8,064,832

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

Key Operations Metrics - Powersports

	Three-Months Ended March 31,
	2019	2018
Key Operation Metrics:
Vehicles sold	3,298	878

Total Powersports Revenue	$26,929,159	$8,064,832
Sales Profit	$4,014,196	$1,001,025
Gross Profit	$3,165,796	$699,359
Sales Profit per vehicle	$1,217	$1,140
Gross Profit per vehicle	$960	$797
Sales Margin	14.9%	12.4%
Gross Margin	11.8%	8.7%
Average selling price	$8,165	$9,185

Consumer:
Vehicles sold	283	82

Total Consumer Revenue	$2,147,022	$1,001,400
Sales Profit	$632,143	$172,199
Gross Profit	$480,583	$145,091
Sales Profit per vehicle	$2,234	$2,100
Gross Profit per vehicle	$1,698	$1,769
Sales Margin	29.4%	17.2%
Gross Margin	22.4%	14.5%
Average selling price	$7,587	$12,212

Dealer:
Vehicles sold	3,015	796

Total Dealer Revenue	$24,782,137	$7,063,432
Sales Profit	$3,382,052	$828,826
Gross Profit	$2,685,213	$554,268
Sales Profit per vehicle	$1,122	$1,041
Gross Profit per vehicle	$891	$696
Sales Margin	13.6%	11.7%
Gross Margin	10.8%	7.8%
Average selling price	$8,220	$8,874

Key Operations Metrics - Automotive

	Three-Months Ended March 31,
	2019	2018
Key Operation Metrics:
Total vehicles sold	8,805	-

Total Automotive Revenue	$190,907,188	-
Sales Profit	$12,914,395	-
Gross Profit	$9,435,365	-
Sales Profit per vehicle	$1,467	-
Gross Profit per vehicle	$1,072	-
Sales Margin	6.8%	-
Gross Margin	4.9%	-
Average selling price	$21,682	-

Consumer:
Vehicles sold	863	-

Total Consumer Revenue	$21,565,124	-
Sales Profit	$2,690,099	-
Gross Profit	$2,232,856	-
Sales Profit per vehicle	$3,117	-
Gross Profit per vehicle	$2,587	-
Sales Margin	12.5%	-
Gross Margin	10.4%	-
Average selling price	$24,989	-

Dealer:
Vehicles sold	7,942	-

Total Dealer Revenue	$169,342,064	-
Sales Margin	$10,224,296	-
Gross Profit	$7,202,509	-
Sales Profit per vehicle	$1,287	-
Gross Profit per vehicle	$907	-
Sales Margin	6.0%	-
Gross Margin	4.3%	-
Average selling price	$21,322	-

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

	Three-Months Ended March 31,
	2019	2018 (1)
Revenue	$8,176,010	$-

Vehicles Delivered	20,471	-

Gross Profit	$1,599,390	$-

Gross Profit Per Vehicle Delivery	$78	$-
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

See Note 1— "Description of Business and Significant Accounting Policies – Revenue Recognition" for a further description of the Company's revenue recognition policies.

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

Other Sales and Revenue

We generate other sales and revenue primarily through:

●
Vehicle Financing. Customers can pay for their pre-owned vehicle using cash or we offer a range of finance options through unrelated third parties such as banks or credit unions. These third-party providers generally pay us a fee either in a flat amount or in an amount equal to the difference between the interest rates charged to customers over the predetermined interest rates set by the financial institution. We may be charged back for fees in the event a contract is prepaid, defaulted upon, or terminated.

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

Cost of other sales and revenue products includes primarily the costs of (i) extended service protection; (ii) vehicle appearance products; (iii) guaranteed asset protection, (iv) sales of pre-owned vehicles acquired that are deemed commercially unfit because they did not meet our quality standards; and (v) costs and expenses associated with supporting our software solution for dealer under subscription arrangements.

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-months ended March 31, 2019 and 2018, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale or Wholesale Express for periods before the Acquisition Date.

	For the Three-Months ended March 31, 2019
	Vehicle Distribution	Vehicle Logistics and Transportation Services	Elimination	Total	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$26,929,159	-	-	$26,929,159	$8,064,832
Automotive (1)	190,907,188	-	-	190,907,188	-
Transportation (1)	-	8,176,010	(2,834,598)	5,341,412	-
Other	-	-	-	-	15,373
Total Revenue	217,836,347	8,176,010	(2,834,598)	223,177,759	8,080,205

Cost of Revenue:
Powersports	23,949,556	-	-	23,949,556	7,521,301
Automotive (1)	181,495,112	-	-	181,495,112	-
Transportation (1)	-	6,576,620	(2,834,598)	3,742,022	-
Other	-	-	-	-	-
Total Cost of Revenue	205,444,668	6,576,620	(2,834,598)	209,186,690	7,521,301

Gross Profit	$12,391,679	$1,599,390	-	$13,991,069	$558,904
________________________
(1)  Inclusive only of the Acquisition Period.

Vehicle Distribution Segment (Powersports and Automotive)

The following table provides our results of operations for the three-months ended March 31, 2019 and 2018 for the vehicle distribution segment, including key financial information relating to this segment. Our vehicle distribution segment consists of the distribution of powersports and automotive, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Acquisition Date.

	For the Three-Months Ended March 31,
	2019	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$26,929,159	$8,064,832
Automotive (1)	190,907,188	-
Vehicle sales	217,836,347	8,064,832

Other	-	15,373
Total Revenue	217,836,347	8,080,205

Cost of Revenue:
Powersports	$23,949,556	$7,521,301
Automotive (1)	181,495,112	-
Vehicle cost of revenue	205,444,668	7,521,301

Other	-	-
Total Cost of Revenue	205,444,668	7,521,301

Gross Profit	12,391,679	558,904

Selling, General and Administrative	19,388,866	3,880,492

Depreciation and Amortization	380,374	205,767

Operating loss	(7,377,561)	(3,527,355)

Interest expense	1,445,133	86,521

Net income before provision for income taxes	(8,822,694)	(3,613,876)

Benefit for income taxes	-	-

Net loss	$(8,822,694)	$(3,613,876)
__________________
(1)  Inclusive only of the Acquisition Period.

Pre-owned vehicle sales increased by $209,756,142 to $217,836,347 for the three-months ended March 31, 2019 compared to $8,080,205 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 12,103 for the three-month period ended March 31, 2019 as compared to 878 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in unit sales was also driven by the acquisitions of Wholesale in October 2018 and Autosport in February 2019. We anticipate that the growth in both pre-owned automotive and powersports vehicle unit sales will continue to grow as we: (i) significantly increase the selection and availability of our online pre-owned vehicle inventory; (ii) further enhance our consumer centric website to enabling secure document and payment exchanges between private parties and increase Search Engine Optimization (SEO); and (iii) begin buying and selling automobiles and trucks to consumers - to accelerate growth in both automotive and powersports.

Total cost of revenue increased by $197,923,367 to $205,444,668 for the three-months ended March 31, 2019 compared to $7,521,301 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the three-months ended March 31, 2019 as compared to the same period of 2018. Powersport total cost of revenue increased by $16,428,255 to $23,949,556 for the three-months ended March 31, 2019 compared to $7,521,301 for the same period in 2018. Automotive total cost of revenue was $181,495,112 for the three-months ended March 31, 2019.

Powersports

The following table provides the results of operations for the three-months ended March 31, 2019 and 2018 for our powersports business, which is included in our vehicle distribution segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2019	2018
Powersports

Vehicle revenue:
Consumer	$2,147,022	$1,001,400
Dealer	24,782,137	7,063,432
Total vehicle revenue	$26,929,159	$8,064,832

Vehicle gross Profit:
Consumer	$480,583	$145,091
Dealer	2,685,213	554,268
Total vehicle gross profit	$3,165,796	$699,359

Vehicles sold:
Consumer	283	82
Dealer	3,015	796
Total vehicles sold	3,298	878

Gross profit per vehicle:
Consumer	$1,698	$1,769
Dealer	$891	$696
Total	$960	$797

Gross margin per vehicle:
Consumer	22.4%	14.5%
Dealer	10.8%	7.8%
Total	11.8%	8.7%

Average vehicle selling price:
Consumer	$7,587	$12,212
Dealer	$8,220	$8,874
Total	$8,165	$9,185

Powersports Vehicle Revenue

Total powersports vehicle revenue increased by $18,864,327 to $26,929,159 for the three-months ended March 31, 2019 compared to $8,064,832 for the same period of 2018. The growth in powersports revenue was primarily due to an increase in the number of pre-owned vehicles sold to 3,298 for the three-months ended March 31, 2019 as compared to 878 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The average selling price of pre-owned powersport vehicles for the three-months ended March 31, 2019 was $8,165 as compared to $9,185 for the same period of 2018. The decline in average selling price was primarily due to a shift in inventory mix from acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which better represented the overall powersport market. For the three-months ended March 31, 2019, 62.9% of the pre-owned vehicles sold to consumers and dealers were Harley-Davidson at an average selling price of $10,131 as compared to 69.4% of the pre-owned vehicles sold to consumers and dealers for the three-months ended March 31, 2018 were Harley-Davidson sold at an average selling price of $10,759. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and expand usage of both our dealer direct and consumer classified listing site.

Powersports Cost of Revenue

Powersport cost of vehicle revenue increased by $16,428,225 to $23,949,556 for the three-months ended March 31, 2019 and consisted primarily of: (i) the acquisition cost of vehicles sold to consumers and dealers of $22,915,209 from the sale of 3,298 pre-owned vehicles at an average acquisition cost of $6,948; and (ii) aggregate reconditioning and transportation costs of $848,154. For the three-months ended March 31, 2018, the $7,521,301 cost of vehicle revenue primarily consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $7,070,967 from the sale of 878 pre-owned vehicles at an average acquisition cost of $8,053; and (ii) aggregate reconditioning and transportation costs of $301,665.

Powersports Gross Profit

Powersport vehicle gross profit increased $2,466,682 to $3,165,796 for the three-months ended March 31, 2019 compared to $699,359 for the same period in 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold at an average higher per unit gross profit for the three-months ended March 31, 2019 as compared to the same period of 2018. The increase in powersport unit gross profit was driven primarily by an increase in gross profit per unit to $960 or an 11.8 % gross margin for the three-months ended March 31, 2019 as compared to $797 or 8.7 % gross margin for the same period of 2018. The net increase was primarily a result of: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands and (ii) lower unit reconditioning and freight costs resulting from cost efficiencies.

Automotive

The following table provides the results of operations for the three-months ended March 31, 2019 for the automotive business, which is included our vehicle distribution segment, including key financial information relating to the automotive business. Our automotive distribution business was added on the Acquisition Date in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before the Acquisition Date.

	For the Three-Months Ended March 31,
	2019	2018 (1)
Automotive

Vehicle revenue:
Consumer	$21,565,124	$-
Dealer	169,342,064	-
Total vehicle revenue	190,907,188	-

Other	-	-
Total revenue	$190,907,188	$-

Gross Profit:
Consumer	$2,232,856	$-
Dealer	7,202,509	-
Total vehicle Gross Profit	$9,435,365	$-

Vehicles sold:
Consumer	863	-
Dealer	7,942	-
Total vehicles sold	8,805

Average selling price:
Consumer	$24,989	$-
Dealer	$21,322	$-
Total	$21,682	$-

Gross profit per vehicle:
Consumer	$2,587	$-
Dealer	$907	$-
Total	$1,072	$-

Gross margin per vehicle:
Consumer	10.4%	-
Dealer	4.3%	-
Total	4.9%	-
__________________

(1)  Inclusive only of the Acquisition Period.

Automotive Revenue

Total revenue for the three-months ended March 31, 2019 was $190,907,188, which included $21,565,124 from the sales to consumers and $169,342,064 from sales to dealers. For the three-months ended March 31, 2019, 8,805 preowned vehicles were sold at an average selling price of $21,682. The average selling price of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Total revenue from the sale to consumers for the three-months ended March 31, 2019 was $21,565,124 comprised of the sale of 863 preowned vehicles at an average selling price of $24,989.

Total revenue from the sale to dealers for the three-months ended March 31, 2019 was $169,342,064 comprised of the sale of 7,942 preowned vehicles at an average selling price of $21,322. Substantially all sales to dealers were conducted through third-party auctions.

Automotive Cost of Revenue

Total cost of revenue for the three-months ended March 31, 2019 was $181,495,112 which primarily included $19,332,268 from the sales to consumers and $162,139,555 from sales to dealers. During the three-months ended March 31, 2019, we sold 8,805 preowned vehicles that had (i) an acquisition cost of $177,992,793; (ii) reconditioning costs of $974,340; (iii) transportation costs of $2,504,690; and (iv) other cost of revenue of $23,289.

Total cost of revenue from the sale to consumers for the three-months ended March 31, 2019 was $19,332,268 comprised of the sale of 863 vehicles that had: (i) a per vehicle acquisition cost of $21,871; and (ii) aggregate reconditioning and transportation costs of $457,243. Total cost of revenue from the sale to dealers for the three-months ended March 31, 2019 was $162,139,555 comprised of the sale 7,942 preowned vehicles that had: (i) vehicle acquisition cost of $159,117,768; and (ii) aggregate reconditioning and transportation costs of $3,021,787. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Automotive Gross Profit

Total gross profit for the three-months ended March 31, 2019 was $9,435,365, which included $2,232,856 from the sales to consumers and $7,202,509 from sales to dealers. Gross profit per vehicle sold to consumers and dealers was $1,072 or a 4.9% gross margin.

Total gross profit per vehicle sold to consumers for three-months ended March 31, 2019 was $2,587 or a 10.4% gross margin. Total gross profit per vehicle sold to dealers for the three-months ended March 31, 2019 was $907 or a 4.3% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations the three-months ended March 31, 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale Express for periods before the Acquisition Date.

	For the Three-Months Ended March 31,
	2019	2018
Transportation

Total revenue	$8,176,010	$-

Cost of revenue	6,576,620	-

Gross profit	1,599,390	-

Selling, general and administrative	1,051,150	-

Depreciation and Amortization	1,851	-

Operating income	546,389	-

Interest Expense		-

Net Income before income tax	$546,389	$-

Vehicles delivered	20,471	-

Revenue per delivery	$399

Gross profit per delivery	$78	$-

Gross margin per delivery	19.5%	$-

Vehicle Logistics and Transportation Services Revenue

Total revenue for the three-months ended March 31, 2019 was $8,176,010 resulting from the transport of 20,471, preowned vehicles at an average price per vehicle of $399. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended March 31, 2019 freight services purchased from Express was $2,834,598 and was eliminated in the condensed consolidated financial statements for the three-months ended March 31, 2019.

Vehicle Logistics and Transportation Services Cost of Revenue

Total cost of revenue for the three-months ended March 31, 2019 was $6,576,620 and was comprised of the delivery of 20,471 units at a delivery cost per unit of $321. Included in cost of revenue is $2,834,598 related to the transport services provided by Express to the Company and was eliminated in the condensed consolidated financial statements for the three-months ended March 31, 2019.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the three-months ended March 31, 2019 was $1,599,390 or $78 per unit transported. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated upon consolidation.

Selling, general and administrative

	For the Three-Months Ended March 31,
	2019	2018
Selling general and administrative:
Compensation and related costs	$7,054,263	$1,400,476
Advertising and marketing	5,491,572	1,122,299
Professional fees	650,444	209,863
Technology development	492,713	283,339
General and administrative	6,751,024	864,515
	$20,440,016	$3,880,492

Selling, general and administrative expenses increased $16,559,524 to $20,440,016 for the three-months ended March 31, 2019 from $3,880,492 for the same period of 2018. The increase is a result of the continued rapid growth and expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs increased $5,653,787 to $7,054,263 for the three-months ended March 31, 2019 from $1,400,476 for the same period of 2018. The increase was driven by the rapid expansion of our business and acquisitions which resulted in increased headcount to support this growth. The Company had approximately 241 employees at March 31, 2019 as compared to 46 employees on March 31, 2018. As our business grows, we will continue to add headcount in all areas of the Company, which will result in an increase in compensation and related expenses in absolute dollar terms but will decrease as a percentage of total revenue.

Advertising and marketing increased $4,369,273 to $5,491,572 for the three-months ended March 31, 2019 from $1,122,299 for the same period of 2018. This increase is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy, targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to a strong social media marketing strategy, our digital paid advertising efforts also include programmatic, display advertisements, IP targeting and Geo-fencing, email and profile retargeting, organic search and content, video marketing, automation and aggressive event and experiential marketing. Our traditional mediums have expanded further to brand additional billboards and print advertisements, and we are incurring production costs for preparation of future television and connected TV brand awareness advertising. We believe our demographic focus of nurturing the buyer personas of both consumers and dealers, ensures loyalty which will drive both high participation in the buying and selling process, while increasing referrals and third-party partnerships. This nurturing will scale tremendously as we prepare to launch personalized video experiences, unique to each user looking to acquire a cash offer in 2019 and the appendage and unification of our current user data, to provide a more targeted message for each stage of the buyer or sellers journey. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platforms and the overall user experience. As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue.

Professional fees increased $440,581 to $650,444 for the three-months ended March 31, 2019 from $209,863 for the same period of 2018. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) the public offering of Class B shares; (ii) debt financings; (iii) acquisition activities; (iv) general corporate matters; (v) the preparation of quarterly and annual financial statements; and (vi) the preparation and filing of regulatory reports required of the Company for public reporting purposes For additional information, see Note 4 – "Acquisitions" and Note 7 - "Notes Payable" and Note 8 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statement.

Technology development expenses increased $209,374 to $492,713 for the three-months ended March 31, 2019 from $283,339 for the same period of 2018. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. Total technology costs and expenses incurred for the three-months ended March 31, 2019 were $1,372,542 of which $879,829 was capitalized. For the three-months ended March 31, 2018, total technology cost and expenses incurred were $469,307 of which $185,968 was capitalized. For the three-months ended March 31, 2019, a third-party contractor billed $717,719 of the total technology development costs as compared to $304,726 for the same period of 2018. The amortization of capitalized technology development costs for the three-months ended March 31, 2019 was $291,746 as compared to $173,760 for the same period of 2018. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses increased $5,886,509 to $6,751,024 for the three-months ended March 31, 2019 from 864,515 for the same period of 2018. The increase is a result of the cost and expenses associated with the continued progress made and growth experienced in the development of our business, expansion of our Dallas operations center and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $174,553; (ii) utilities of $664,304; (iii) office supplies and process application software of $376,603; (iv) rent of $188,257; (v) transportation cost and auction fees associated with selling vehicles of $1,915,392; and (vi) travel of 268,657.

Depreciation and Amortization

Depreciation and amortization increased $176,458 to $382,225 for the three-months ended March 31, 2019 from $205,767 for the same period of 2018. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-months ended March 31, 2019 including capitalized technology acquisition and development costs of $879,829. For the three-months ended March 31, 2019, amortization of capitalized technology development was $291,746 as compared to $173,760 for the same period of 2018. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements for the three-months ended March 31, 2019 was $90,479 as compared to $32,007 for the same period of 2018.

Interest Expense

Interest expense increased $1,358,612 to $1,445,133 for the three-months ended March 31, 2019 from $86,521 for the same period of 2018. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) NextGen Note; and (iv) Line of Credit-Floor Plans (each as defined below). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iii) the amortization of the debt issuance costs on the Hercules Loan. Interest expense on the Hercules Loan for the three-months ended March 31, 2019 was $483,491 and included $131,997 of debt issuance cost amortization for the three-months ended March 31, 2019. Interest expense on the Private Placement Notes for the three-months ended March 31, 2019 was $73,328 which included $59,348 of debt discount amortization for the three-months ended March 31, 2019. Interest expense on the NextGen Note for the three-months ended March 31, 2019 was $21,370. Interest expense on the Line of Credit-Floor Plans for the three-months ended March 31, 2019 was $827,199. For the three months ended March 31, 2019, interest expense on convertible notes was $39,745 and included $20,380 of debt discount amortization. Interest expense on the Private Placement Notes for the three-months ended March 31, 2018 was $57,805 which included $47,114 of debt discount. Interest expense on the NextGen Notes for the three-months ended March 31, 2018 was $22,320. Interest expense on the Line of Credit-Floor Plans for the three-months ended March 31, 2018 was $6,396.

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as transaction costs and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three-Months Ended March 31,
	2019	2018
Net loss	$(8,276,305)	$(3,613,876)
Add back:
Interest expense	1,445,133	86,521
Depreciation and amortization	382,225	205,767
EBITDA	(6,448,947)	(3,321,588)
Non-cash-stock-based compensation	689,121	326,707
Acquisition related costs	169,956	-
Financing activities	50,000	-
Litigation expenses	24,446	-
New business development	268,500	-
Technology implementation costs and expenses	215,643	-
Facility closure and lease termination	356,792	-
	$(4,674,489)	$(2,994,881)

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the three-months ended March 31, 2019 and 2018:

	Three-Months Ended March 31
	2019	2018
Net cash (used in) provided by operating activities	$(6,476,740)	$(2,887,885)
Net cash used in investing activities	(1,674,209)	(207,964)
Net cash provided by financing activities	3,284,172	(496,521)
Net (decrease) in cash	$(4,866,777)	$(3,592,370)

Operating Activities

Net cash used in operating activities increased $3,588,855 to $6,476,740 for the three-months ended March 31, 2019, as compared to the same period in 2018. The increase in net cash used is primarily due to a $4,662,429 increase in our net loss offset by an increase of $703,483 increase in non-cash expense items. The increase in the net loss for the three-months ended March 31, 2019 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company's website, acquisition of vehicle inventory, continue development of the Company's business and for working capital purposes.

Investing Activities

Net cash used in investing activities increased $1,466,245 to $1,674,209 for the three-months ended March 31, 2019, as compared to the same period in 2018. The increase in cash used for investment activities was primarily for the acquisition of Autosport and $879,829 in costs incurred for technology development.

On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport, an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

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

Financing Activities

Net cash provided by financing activities increased $3,780,693 to $3,284,172 for the three-months ended March 31, 2019, as compared to the same period in 2018. This increase is primarily a result of the $6,525,775 of proceeds received from the February 2019 public offering of 1,276,500 shares of Class B Common Stock offset by a $1,299,011 net reduction in our floor plan lines of credit and a $1,960,472 reduction in the Hercules loan.

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6,525,775. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

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

On April 30, 2018 (the "Closing Date"), the Company, and it wholly owned subsidiaries, (collectively the "Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15.0 million (the "Hercules Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan is subject to various covenants, including gross profit and EBITDA. As of March 31, 2019, the Company was in compliance with such covenants.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 81,818 (increasing to 109,091 if a fourth tranche in the principal amount of up to 5.0 million is advanced at the parties agreement) shares of the Company's Class B Common Stock (the "Warrant") at an exercise price of $5.50 per share (the "Warrant Price"). The Warrant is immediately exercisable and expires on April 30, 2023.

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

On October 30, 2018, the Company, NextGen Pro, LLC, ("NextGen Pro"), RMBL Missouri, LLC, ("RMBL Missouri"), RMBL Texas, LLC ("RMBL Texas", and together with the Company, NextGen Pro, and RMBL Missouri, each, an "Existing Borrower", and collectively, the "Existing Borrowers"), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, ("RMBL Express", and together with Merger Sub, Wholesale and Wholesale Express, the "New Borrowers"; together with the Existing Borrowers, the "Borrowers"), Hercules Capital, Inc., ("Hercules"), in its capacity as lender (in such capacity, "Lender"), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, "Agent"), entered into the First Amendment and Waiver to Loan and Security Agreement (the "Amendment"), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the "Loan Agreement"; as amended by the Amendment, the "Amended Loan Agreement"), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the "Tranche II Advance"). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, we issued to Hercules a warrant to purchase 20,950 shares of Class B Common Stock at an exercise price of $7.16 per share. In connection with the Company's public offering in February 2019, the exercise price of the warrant was adjusted to $5.55 and the number of shares of Class B Common Stock underlying the warrant was adjusted to 27,026. The warrant is immediately exercisable and expires on October 30, 2023.

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

On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC (“JMP Securities”) to issue and sell $30.0 million in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Note Offering").  The Company paid JMP Securities a fee of 7% of the gross proceeds in the Note Offering. The net proceeds for the Note Offering were approximately $27.3 million.

On May 9, 2019, the Company also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell in a private placement (the “Private Placement”) an aggregate of 1,900,000 shares of its Class B Common Stock (the “Private Placement Shares”), at a purchase price of $5.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7% of the gross proceeds in the Private Placement. Upon closing, the net proceeds for the Private Placement are expected to be approximately $8.8 million.

On May 14, 2019, the Company made a payment to Hercules of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering to pay the Hercules Indebtedness.

Investment in Growth

At March 31, 2019, our principal sources of liquidity were cash and cash equivalents totaling $4,268,125 and borrowing availability under our line of credit - floorplans. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $42,481,059 from our operations through March 31, 2019 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business, and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the "SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Note 1-"Description of Business and Significant Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Purchase Accounting for Business Combinations

On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport, an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

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

The Wholesale,Express and Autosport transactions were accounted under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the cost, including transaction costs was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire Wholesale,Express and Autosport based upon the fair value of the consideration paid.

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

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. No impairment charges related to intangible assets were recognized during the year ended December 31, 2018.

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

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company's issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12% of the Company's issued and outstanding shares of Class B Common Stock to 2,000,000 shares of Class B Common Stock (the "Plan Amendment"). The Plan Amendment was previously approved by the Board in May 2018 subject to stockholder approval. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period. Stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of the Company's common stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Note 1 "Description of Business and Significant Accounting Policies—Stock-Based Compensation."

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,398.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables therefore does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A.
Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2018, filed on April 1, 2019, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

RUMBLEON, INC.

Date: May 15, 2019	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)