Form 10-Q
period 2019-06-30
RumbleON, Inc.
filed 2019-08-13
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒
No ☐

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 9, 2019 was 22,171,420 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 9, 2019.

RUMBLEON, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash	$12,513,801	$9,134,902
Restricted Cash	6,719,743	6,650,000
Accounts receivable, net	12,770,364	8,465,810
Inventory	67,956,276	52,191,523
Prepaid expense and other current assets	520,005	1,096,945
Total current assets	100,480,189	77,539,180

Property and equipment, net	6,247,166	5,177,877
Right-of-use asset	3,069,154	-
Goodwill	29,055,016	26,107,146
Other assets	96,633	102,178
Total assets	$138,948,158	$108,926,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$13,537,193	$10,554,913
Accrued interest payable	699,076	206,037
Current portion of convertible debt	1,077,933	-
Current portion of long-term debt	66,341,312	58,555,006
Total current liabilities	81,655,514	69,315,956

Long-term liabilities:
Note payable	-	8,792,919
Convertible Debt	19,350,294	-
Derivative liabilities	1,140,000	-
Other long-term liabilities	2,223,919	-
Total long-term liabilities	22,714,213	8,792,919

Total liabilities	104,369,727	78,108,875

Commitments and contingencies (Notes 4, 6, 7, 8, 9, 13)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and 1,317,329 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	1,317
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 22,125,120 and 17,486,291 shares issued and outstanding as of June 30, 2019 and December 31, 2018	22,125	17,486
Additional paid in capital	90,037,964	64,998,817
Accumulated deficit	(55,482,658)	(34,201,114)
Total stockholders' equity	34,578,431	30,817,506

Total liabilities and stockholders' equity	$138,948,158	$108,926,381

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2019	2018	2019	2018
Pre-owned vehicle sales:

Powersports	$30,305,687	$13,818,116	$57,234,846	$21,882,948
Automotive	233,856,329	-	424,763,517	-
Transportation	6,017,888	-	11,359,300	-
Other	-	96,418	-	111,790
Total Revenue	270,179,904	13,914,534	493,357,663	21,994,738

Cost of revenue
Powersports	26,137,459	12,649,704	50,087,015	20,171,005
Automotive	223,996,259	-	405,491,371	-
Transportation	4,428,674	-	8,170,696	-
Total Cost of Revenue	254,562,392	12,649,704	463,749,082	20,171,005

Gross Profit	15,617,512	1,264,830	29,608,581	1,823,733

Selling, general and administrative	25,007,565	5,545,509	45,447,581	9,426,001

Depreciation and amortization	427,438	217,827	809,663	423,595

Operating loss	(9,817,491)	(4,498,506)	(16,648,663)	(8,025,863)

Interest expense	1,874,858	237,820	3,319,991	324,340
Change in derivative liability	(190,000)	-	(190,000)	-
Loss on early extinguishment of debt	1,499,250	-	1,499,250	-
Net loss before provision for income taxes	(13,001,599)	(4,736,326)	(21,277,904)	(8,350,203)

Benefit for income taxes	-	-	-	-

Net loss	$(13,001,599)	$(4,736,326)	$(21,277,904)	$(8,350,203)

Weighted average number of common shares outstanding - basic and fully diluted	22,236,175	13,006,893	21,365,137	12,967,933

Net loss per share - basic and fully diluted	$(0.58)	$(0.36)	$(1.00)	$(0.64)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of March 31, 2019	-	$-	1,000,000	$1,000	20,087,120	$20,087	$72,707,614	$(42,481,059)	$30,247,642

Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	138,000	138	(138)	-	-
Issuance of common stock	-	-	-	-	1,900,000	1,900	8,627,872	-	8,629,772
Stock-based compensation	-	-	-	-	-	-	956,991	-	956,991
Net loss	-	-	-	-	-	-	-	(13,001,599)	(13,001,599)
Balance as of June 30, 2019	-	$-	1,000,000	$1,000	22,125,120	$22,125	$90,037,964	$(55,482,658)	$34,578,431

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2018	1,317,329	$1,317	1,000,000	$1,000	17,486,291	$17,486	$64,998,817	$(34,201,114)	$30,817,506

Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,640)	(3,640)
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	145,000	145	(145)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	1,317,329	1,317	-	-	-
Issuance of common stock	-	-	-	-	3,176,500	3,177	15,152,370	-	15,155,547
Stock-based compensation	-	-	-	-	-	-	1,646,112	-	1,646,112
Net loss	-	-	-	-	-	-	-	(21,277,904)	(21,277,904)
Balance as of June 30, 2019	-	$-	1,000,000	$1,000	22,125,120	$22,125	$90,037,964	$(55,482,658)	$34,578,431

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity cont'd
(unaudited)

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of March 31, 2018	-	$-	1,000,000	$1,000	11,928,541	$11,929	$23,699,067	$(12,633,173)	$11,078,823
Issuance of common stock for restricted stock units	-	-	-	-	149,000	149	(149)	-	-
Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	176,886	-	176,886
Stock-based compensation	-	-	-	-	-	-	349,388	-	349,388
Net loss	-	-	-	-	-	-	-	(4,736,326)	(4,736,326)
Balance as of June 30, 2018	-	$-	1,000,000	$1,000	12,077,541	$12,078	$24,225,192	$(17,369,500)	$6,868,770

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2017	-	$-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992

Issuance of common stock for restricted stock units	-	-	-	-	149,000	149	(149)	-	-
Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	176,886	-	176,886
Stock-based compensation	-	-	-	-	-	-	676,095	-	676,095
Net loss	-	-	-	-	-	-	-	(8,350,203)	(8,350,203)
Balance as of June 30, 2018	-	$-	1,000,000	$1,000	12,077,541	$12,078	$24,225,192	$(17,369,500)	$6,868,770

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,277,904)	$(8,350,203)

Depreciation and amortization	809,663	423,595
Amortization of debt discounts	714,629	154,685
Share based compensation	1,646,112	676,095
Loss from extinguishment of debt	1,499,250	-
Income from change in value of derivatives	(190,000)	-
Changes in operating assets and liabilities:
Increase in inventory	(12,902,749)	(2,731,908)
(Increase) decrease in accounts receivable	(1,148,365)	420,093
Decrease (increase) in prepaid expenses and other current assets	576,940	(3,779)
Decrease (increase) in other assets	5,545	(52,542)
(Decrease) increase in accounts payable and accrued liabilities	(3,721,211)	624,693
Increase (decrease) in accrued interest payable	493,039	35,504
Net cash used in operating activities	(33,495,051)	(8,803,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	(835,000)	-
Proceeds from sales of property and equipment	40,620	-
Technology development	(1,919,569)	(618,069)
Purchase of property and equipment	-	(59,206)
Net cash used in investing activities	(2,713,949)	(677,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible debt	27,455,537	7,176,600
Payments on notes payable	(11,134,695)	-
Proceeds from sale of common stock	15,155,547	-
Net proceeds (repayments) on lines of credit	8,181,253	(1,081,593)
Net cash provided by financing activities	39,657,642	6,095,007

NET CHANGE IN CASH	3,448,642	(3,386,035)

CASH AT BEGINNING OF PERIOD	15,784,902	9,170,652

CASH AT END OF PERIOD	$19,233,544	$5,784,617

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

Description of Business

In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company's goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. While the Company's initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, the Company continues to enhance its platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks, and via its acquisition of Wholesale, Inc. in October 2018, the Company is making a concerted effort to grow its cars and light truck categories.

On October 26, 2018, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder," and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and Marshall Chesrown and Steven R. Berrard, providing for the merger of Holdings with and into Merger Sub, with Merger Sub surviving the merger as a wholly-owned subsidiary of the Company (the "Wholesale Transaction").  On October 29, 2018, the Company entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Transaction," and together with the Wholesale Transaction, the "Transactions") in Wholesale Express, LLC, a Tennessee limited liability company. The Transactions were both completed on October 30, 2018 (the "Acquisition Date"). As consideration for the Wholesale Transaction, the Company (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of the Company's Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Transaction, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments. Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company.

On February 3, 2019, the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

Serving both consumers and dealers, through its online marketplace platform, the Company makes cash offers for the purchase of pre-owned vehicles. In addition, the Company offers a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. The Company's operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with its regional partners, which are primarily auctions. The Company utilizes regional partners in the acquisition of pre-owned vehicles to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

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

Earnings (Loss) Per Share

The Company follows the FASB Accounting Standards Codification ("ASC") Topic 260-Earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common; (ii) Class B common; (iii) Class B participating preferred shares; (iv) restrictive stock units; (v) warrants to acquire Class B common stock; and (vi) shares issued in connection with convertible debt.

Revenue Recognition

Revenue for our vehicle distribution segment is derived primarily from our online marketplace and auctions which primarily include: (i) the sale of pre-owned vehicles to consumer and dealers; (ii) vehicle financing; and (iii) vehicle service contracts.

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

For vehicles sold to consumers the purchase price is set forth in the customer contracts at a stand-alone selling price which is agreed upon prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges, less an estimate for returns. Our return policy allows customers to initiate a return during the first three days after delivery. Estimates for returns are based on an analysis of historical experience, trends and sales data. Changes in these estimates are reflected as an adjustment to revenue in the period identified. The amount of consideration received for used vehicle sales to consumers includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received, or financing has been arranged. Payments from customers that finance their purchases with third parties are typically due and collected within 30 days of delivery of the used vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior and future pricing environments. If these factors result in adjustments to sales returns, they could significantly impact our future operating results. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

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

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. There was no impairment of goodwill as of June 30, 2019.

Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use ("ROU") assets and lease liabilities for the Company's operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Condensed Consolidated Statements of Operations. Operating leases are included in ROU assets, accounts payable and accrued liabilities and operating lease liabilities (net of current portion) in the Condensed Consolidated Balance Sheets.

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

Technology Development Costs

Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 7 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of June 30, 2019 and December 31, 2018, the Company did not have any investments with maturities greater than three months.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20; Debt with Conversion and Other Options. Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt.

From time to time, the Company has issued convertible notes that have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20. The Beneficial Conversion Feature ("BCF") of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using either a) the Black Scholes valuation model or b) a discount cash flow analysis tested for sensitivity to key Level 3 inputs using Monte Carlo simulation.

Debt Issuance Costs

Debt issuance costs are accounted for pursuant to FASB Accounting Standards Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.

Stock-Based Compensation

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. The number of shares of Class B Common Stock authorized for issuance under the Plan is 4,000,000 shares. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, substantially all the RSUs issued vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date.

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,398.

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU "2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables therefore does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of:

	June 30, 2019	December 31, 2018
Trade	$12,809,892	$8,264,045
Finance	143,779	148,378
Other	18,357	229,577
	12,972,028	8,642,000
Less: allowance for doubtful accounts	201,664	176,190
	$12,770,364	$8,465,810

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30, 2019	December 31, 2018
Pre-owned vehicles:
Powersport vehicles	$9,368,268	$9,783,093
Automobiles and trucks	59,081,279	43,081,136
	68,449,547	52,864,229
Less: Valuation allowance	493,271	672,706
	$67,956,276	$52,191,523

NOTE 4 – ACQUISITION

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition.

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of February 3, 2019 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of June 30, 2019, including measurement period adjustments made during the three months ended June 30, 2019:

Purchase price consideration:
Cash	$835,000

$1,536,000 convertible note	1,536,000
$500,000 convertible note	500,000
$257,933 Promissory note	257,933
$3,128,933

Estimated fair value of assets:
Accounts receivable	3,177,660
Inventory	2,862,004
6,039,664

Estimated fair value of liabilities assumed:
Accounts payable and other	5,858,601

Excess of assets over liabilities	181,063

Goodwill	2,947,870

$3,128,933

Supplemental pro forma information

The results of operations of Autosport, Wholesale and Express since the acquisition date are included in the accompanying Condensed Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of Autosport, Wholesale and Express was made as of January 1, 2018 for both the three and six-months ended June 30, 2019 and 2018.

Pro-forma adjustments for the three-month and six-month periods ended June 30, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $0 and $18,351, respectively, and (ii) interest expense on convertible and promissory notes of $0 and $20,174, respectively. Pro forma adjustments for the three-months and six-month periods ended June 30, 2018 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $206,940 and $610,107, respectively, and (ii) interest expense on convertible and promissory notes of $40,914 and $100,871, respectively.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018	2019	2018
Pro forma revenue	$270,179,904	$197,127,424	$499,676,272	$379,187,541
Pro forma net loss	$(13,001,599)	$(4,537,741)	$(21,314,928)	$(8,017,204)
Loss per share - basic and fully diluted	$(.58)	$(.24)	$(.98)	$(.43)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	22,236,175	18,630,722	21,703,656	18,591,762

NOTE 5– PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Vehicles	$326,506	$417,666
Furniture and equipment	474,546	474,546
Technology development and software	7,697,073	5,777,504
Leasehold improvements	160,389	136,386
Total property and equipment	8,658,514	6,806,102
Less: accumulated depreciation and amortization	2,411,348	1,628,225
Property and equipment, net	$6,247,166	$5,177,877

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At June 30, 2019, capitalized technology development costs were $7,489,062, which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred for the three-month and six-month periods ended June 30, 2019 were $1,578,320 and $2,950,863, respectively, of which $1,039,740 and $1,919,569, respectively, was capitalized and $538,580 and $1,031,293, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2019 were $340,286 and $632,032, respectively. Depreciation on furniture and equipment for the three-month and six-month periods ended June 30, 2019 was $26,301 and $55,929, respectively. Total technology development costs incurred for the three-month and six-month periods ended June 30, 2018 were $643,589 and $1,112,897, respectively, of which $432,100 and $618,069, respectively, was capitalized and $211,489 and $494,828, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2018 was $185,071 and $358,831, respectively. Depreciation on furniture and equipment for the three-month and six-month periods ended June 30, 2018 was $32,756 and $64,764, respectively.

NOTE 6 – LEASES

As of June 30, 2019, the Company has entered into operating leases related to certain of its offices, facilities and equipment. The initial terms expire at various dates between 2019 and 2021. Many of the leases include renewal options ranging from one to ten years. The current portion of our operating lease liabilities as of June 30, 2019 are $859,877 and is included in accounts payable and accrued liabilities.

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three-month and six-month periods ended June 30, 2019 was $371,941 and $609,197, respectively.

Supplemental cash flow information related to operating leases was as follows:

Six Months Ended June 30, 2019
Cash payments for operating leases	$ 534,849

New right of use assets obtained in exchange for operating lease liabilities	$ 375,455

The following table summarizes the future minimum payments for operating leases at December 31, 2018 due in each year ending December 31,

2019	$ 799,388
2020	953,965
2021	616,286
thereafter	-
$ 2,369,639

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accounts payable	$7,987,721	$7,528,003
Operating lease liability-current portion	859,877	-
Accrued payroll	540,189	877,180
State and local taxes	377,623	1,073,649
Other accrued expenses	3,771,783	1,076,081
	$13,537,193	$10,554,913

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through June 30, 2019 and 8.5% through maturity which is March 31, 2020. Unamortized debt discount of $212,776 and $334,998 as of June 30, 2019 and December 31, 2018, respectively.	667,000	667,000

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at June 30, 2019 was 7.75%. Principal and interest are payable on demand.	6,679,436	8,866,894

Loan Agreement with Hercules Capital Inc. dated April 30, 2018 and as amended for tranche II on October 30, 2018. Tranche I- Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on June 1, 2019 through maturity which is May 1, 2021. Trance II-Interest payable monthly at 11.0%. Principal payable at maturity on October 1, 2021. Unamortized debt issuance costs at $1,547,412 December 31, 2018.	-	10,857,500

Line of credit-floor plan dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at June 30, 2019 of 5.5%. Principal and interest are payable on demand.	57,874,318	47,505,607

Less: Debt discount	(212,776)	(1,882,410)
	$66,341,312	$67,347,925
Current portion	66,341,312	58,555,006
Long-term portion	$-	$8,792,919

Line of Credit-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. The available credit under the NextGear Credit Line is $70,000,000. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the three-month and six-month periods ended June 30, 2019 was $824,308 and $1,510,891, respectively.

Line of Credit-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2019 was $136,223 and $293,600, respectively. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2018 was $3,517 and $9,600, respectively.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the three and six-month periods ended June 30, 2019 in the Condensed Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

NOTE 9 – CONVERTIBLE NOTES

As of June 30, 2019, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Face Amount	Debt Discount	Carrying Amount
Convertible senior notes	$30,000,000	$11,420,560	$18,579,440
Convertible notes-Autosport
$1,536,000 unsecured note	1,536,000	389,244	1,146,756
$500,000 unsecured note	500,000	14,855	485,145
$257,933 unsecured note	257,933	41,047	216,886
	32,293,933	$11,865,706	20,428,227
Less: Current portion	(1,077,933)		(1,077,933)
Long-term portion	$31,216,000		$19,350,294

Convertible Senior Notes

On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30.0 million in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Note Offering").  The Company paid JMP Securities a fee of 7% of the gross proceeds in the Note Offering. The net proceeds for the Note Offering were approximately $27.3 million.

The Notes were issued on May 14, 2019 pursuant to an Indenture (the "Indenture") by and between the Company and Wilmington Trust, National Association, as trustee. The Purchase Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Purchase Agreement, the Company has agreed to indemnify JMP Securities against certain liabilities. The Notes bear interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Notes is 173.9130 shares of Class B Common Stock, per $1,000 principal amount of the Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $5.75 per share, subject to adjustment). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

The Notes are not redeemable by the Company prior to the May 6, 2022. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 6, 2022 if the last reported sale price of the Company's Class B Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes. If redeemed, the Company will make an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the Notes to be converted had such Notes remained outstanding from the conversion date through the earlier of the date that is two years after the conversion date and June 15, 2022.

In connection with the Note Offering, the Company entered into a registration rights agreement with JMP Securities, pursuant to which the Company has agreed to file with the SEC an automatic shelf registration statement, if the Company is eligible to do so and has not already done so, and, if the Company is not eligible for an automatic shelf registration statement, then in lieu of the foregoing the Company shall file a shelf registration statement for the registration of, and the sale on a continuous or delayed basis by the holders of, all of the Notes pursuant to Rule 415 or any similar rule that may be adopted by the Commission, and use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act on the day that is 120 days after May 9, 2019.

As of June 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

We account for the Notes in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using an implied discount rate of 20.5%. The carrying amount of the equity component representing the conversion option was $8.5 million and was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We further valued a derivative liability in connection with the interest make-whole provision at $1,330,000 at issuance based on a Monte-Carlo Simulation using a volatility of 85% and a risk free rate of 2.3%. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $190,000 being recorded in other income for the three-month and six-month periods ended June 30, 2019. The value of the derivative liability as of June 30, 2019 is $1,140,000.

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the debt component were $1,790,088 and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $754,375 as of June 30, 2019 and are netted with the equity component of the Notes in stockholders' equity. Transactions costs attributable to the derivative liability were $118,038 and were expensed during the three-month and six month periods ended June 30, 2019.

The interest expense recognized related to the Notes was as follows:

	Three and Six-months Ended June 30
(in thousands)	2019	2018
Contractual interest expense	$292,500	$-
Amortization of debt discounts	199,528	-
Total	$492,028	$-

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued (i) the Promissory Note, and (ii) the Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to the Second Convertible Note.

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

NOTE 10 – STOCKHOLDERS' EQUITY

On January 9, 2017, the Company's Board of Directors approved, subject to stockholder approval, the adoption of the Plan. On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. Also, amendments to the Plan were approved by the Company's Board of Directors and stockholders during 2018 and 2019. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards to Eligible Individuals. The number of shares of Class B Common Stock authorized under the Plan is 4,000,000 shares. As of June 30, 2019, there were 1,063,989 shares available for issuance under the Plan. As of June 30, 2019, the Company has granted 2,936,011 restricted stock units ("RSUs") under the Plan to certain officers and employees of the Company. The aggregate fair value of the RSUs, net of expected forfeitures was $13,284,838. The RSUs generally vest over a three-year period as follows: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date. The fair value of the grant is amortized over the period from the grant date through the vesting dates. Forfeitures are based on the historic employee behavior under similar stock-based compensation plans. Compensation expense recognized for these grants for the three-month and six-month periods ended June 30, 2019 is $956,991 and $1,646,112, respectively. As of June 30, 2019, the Company has approximately $9,465,785 in unrecognized stock-based compensation, with an average remaining vesting period of 2.75 years. Compensation expense recognized for these grants for the three-month and six-month periods ended June 30, 2018 was $349,388 and $676,095, respectively.

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6,543,655. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option.

On May 9, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "Private Placement") an aggregate of 1,900,000 shares of its Class B Common Stock, at a purchase price of $5.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7% of the gross proceeds in the Private Placement. The Private Placement closed on May 17, 2019. The net proceeds for the Private Placement were approximately $8.6 million.

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and six-month periods ended June 30, 2019 and 2018:

	Three-months Ended June 30		Six months Ended June 30
	2019	2018	2019	2018
Selling, General and Administrative:
Compensation and related costs	$9,163,530	$1,530,427	$16,217,793	$2,930,903
Advertising and marketing	5,960,110	2,229,837	11,451,682	3,352,135
Professional fees	639,773	236,598	1,290,217	446,461
Technology development	538,580	211,489	1,031,293	494,828
General and administrative	8,705,572	1,337,158	15,456,596	2,201,674
	$25,007,565	$5,545,509	$45,447,581	$9,426,001

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six-months ended June 30, 2019 and 2018:

	Six-Months Ended June 30,
	2019	2018
Cash paid for interest	$ 2,112,323	$139,794

Convertible notes payable issued in acquisition	$2,293,933	$-

NOTE 13 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On June 30, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

No current provision for Federal income taxes was required for the three-month and six-month periods ended June 30, 2019 and 2018 due to the Company's operating losses. At December 31, 2018, the Company had operating loss carryforwards of approximately $30,961,231, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $8,112,626 for the periods ended December 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 14 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 2,936,011 of RSUs, 327,094 of warrants to purchase shares of Class B Common Stock and 5,217,390 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company had promissory notes of $370,556 and accrued interest of $7,853 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of a private placement on March 31, 2017. Interest expense on the promissory notes for the three-month and six-month periods ended June 30, 2019 was $42,783 and $83,520, respectively, which included debt discount amortization of $34,930 and $67,901, respectively. Interest expense on the promissory notes for the three-month and six-month periods ended June 30, 2018 was $35,496 and $67,610, respectively, which included debt discount amortization of $27,730 and $53,904, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under long-term liabilities in the Consolidated Balance Sheets. For additional information, see Note 8— "Notes Payable."

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of June 30, 2019 and December 31, 2018, we were not aware of any threatened or pending material litigation.

NOTE 17 – CONCENTRATIONS

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

NOTE 18 - SEGMENT REPORTING

Based on the way the Company manages its business, the Company has determined that it currently operates two reportable segments: 1) vehicle distribution and 2) vehicle logistics and transportation services. Our vehicle distribution segment consists of the distribution of powersports and automotive and is anchored on a proprietary supply chain and distribution software platform that is supported with our mobile-first web and application strategy. Our technology platform enables efficient preowned vehicle acquisition and distribution, which allows us to maximize inventory value and reduce inventory risk by penetrating the entire vehicle supply chain in a faster and more cost-efficient manner. Our agnostic acquisition approach creates instant liquidity for both consumers and dealers and provides increased control over our inventory, enabling us to adjust our inventory in response to unforeseen market dynamics while allowing us to make swift decisions to benefit sales volume and margins. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. In the normal course of operations, our vehicle logistics and transportation services business provide transportation services to our vehicle distribution business, which is a related party. Billings for such services are based on negotiated rates, which approximates fair value, and are reflected as revenue of the billing segment. Revenue and cost of revenue for such services are eliminated in the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2019. Our Chief Executive Officer focuses on results in assessing operating performance and allocating resources for each of our segments. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States.

	Vehicle Distribution	Vehicle Logistics and Transportation	Eliminations	Total
Three Months Ended June 30, 2019
Total assets	$159,944,256	$6,782,885	$(27,778,983)	$138,948,158
Revenue	$264,162,016	$8,829,632	$(2,811,744)	$270,179,904
Operating income (loss)	$(10,250,189)	$432,698	$-	$(9,817,491)
Depreciation and amortization	$425,587	$1,851	$-	$427,438
Interest expense	$1,874,710	$148	$-	$1,874,858

Three Months Ended June 30, 2018
Total assets	$17,388,610	$-	$-	$17,388,610
Revenue	$13,914,534	$-	$-	$13,914,534
Operating income (loss)	$(4,498,506)	$-	$-	$(4,498,506)
Depreciation and amortization	$217,827	$-	$-	$217,827
Interest expense	$237,820	$-	$-	$237,820

Six Months Ended June 30, 2019
Total assets	$159,944,256	$6,782,885	$(27,778,983)	$138,948,158
Revenue	$481,998,363	$17,005,642	$(5,646,342)	$493,357,663
Operating income (loss)	$(17,627,751)	$979,088	$-	$(16,648,663)
Depreciation and amortization	$805,960	$3,703	$-	$809,663
Interest expense	$3,319,843	$148	$-	$3,319,991

Six Months Ended June 30, 2018
Total assets	$17,388,610	$-	$-	$17,388,610
Revenue	$21,944,738	$-	$-	$21,944,738
Operating income (loss)	$(8,025,863)	$-	$-	$(8,025,863)
Depreciation and amortization	$423,595	$-	$-	$423,595
Interest expense	$324,340	$-	$-	$324,340

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

Acquisition of Wholesale and Wholesale Express

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with our newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder, and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as our wholly-owned subsidiary. Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express. On October 30, 2018 (the "Acquisition Date"), we completed the Wholesale Merger and Express Acquisition. Wholesale is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express is a related logistics company. The results of operations of Wholesale and Wholesale Express from the Acquisition Date to December 31, 2018 (the "Acquisition Period") are included in the Company's condensed consolidated financial statements for the year ended December 31, 2018. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale and Wholesale Express for periods before the Acquisition Date.

Acquisition of Autosport

On February 3, 2019 (the "Closing Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note"). The results of operations of Autosport from the Acquisition Date to June 30, 2019 (the "Acquisition Period") are included in the Company's condensed consolidated financial statements for the six-months ended June 30, 2019. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Acquisition Date.

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

For the three and six-months ended June 30, 2019, our vehicle distribution segment accounted for 97.8% and 97.7%, respectively, of our total revenue and approximately 89.8% and 89.2%, respectively, of our total gross profit and our vehicle logistics and transportation service segment accounted for approximately 2.2% and 2.3%, respectively, of our total revenue and approximately 10.2% and 10.8%, respectively, of our total gross profit.

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018	2019	2018
Vehicles sold	13,928	2,013	26,031	2,891
Vehicle inventory available on website	2,820	931	2,820	931
Regional Partners	14	12	14	12
Average days to sale	20	28	25	32
Total vehicle revenue	$264,162,016	$13,818,116	$481,998,363	$21,882,948

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

Key Operations Metrics - Powersports

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018	2019	2018
Key Operation Metrics:
Vehicles sold	3,982	2,013	7,280	2,891

Total Powersports Revenue	$30,305,687	$13,818,116	$57,234,846	$21,882,948
Gross Profit	$4,168,228	$1,168,412	$7,147,831	$1,711,943
Gross Profit per vehicle	$1,047	$580	$982	$592
Gross Margin	13.8%	8.5%	12.5%	7.8%
Average selling price	$7,611	$6,864	$7,862	$7,569

Consumer:
Vehicles sold	298	144	581	226

Total Consumer Revenue	$2,778,099	$1,232,666	$4,925,121	$2,234,066
Gross Profit	$751,338	$266,541	$1,223,375	$427,629
Gross Profit per vehicle	$2,521	$1,851	$2,106	$1,892
Gross Margin	27.0%	21.6%	24.8%	19.1%
Average selling price	$9,322	$8,560	$8,477	$9,885

Dealer:
Vehicles sold	3,684	1,869	6,699	2,665

Total Dealer Revenue	$27,527,588	$12,585,450	$52,309,725	$19,648,882
Gross Profit	$3,416,890	$901,871	$5,924,456	$1,284,314
Gross Profit per vehicle	$927	$483	$884	$482
Gross Margin	12.4%	7.2%	11.3%	6.5%
Average selling price	$7,472	$6,734	$7,809	$7,373

Key Operations Metrics - Automotive

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018	2019	2018
Key Operation Metrics:
Total vehicles sold	9,946	-	18,751	-

Total Automotive Revenue	$233,856,329	-	$424,763,517	-
Gross Profit	$9,860,070	-	$19,272,146	-
Gross Profit per vehicle	$991	-	$1,028	-
Gross Margin	4.2%	-	4.5%	-
Average selling price	$23,513	-	$22,653	-

Consumer:
Vehicles sold	649	-	1,512	-

Total Consumer Revenue	$17,987,229	-	$39,552,353	-
Gross Profit	$2,343,625	-	$4,587,195	-
Gross Profit per vehicle	$3,611	-	$3,034	-
Gross Margin	13.0%	-	11.6%	-
Average selling price	$27,715	-	$26,159	-

Dealer:
Vehicles sold	9,297	-	17,239	-

Total Dealer Revenue	$215,869,100	-	$385,211,164	-
Gross Profit	$7,516,445	-	$14,684,951	-
Gross Profit per vehicle	$808	-	$852	-
Gross Margin	3.5%	-	3.8%	-
Average selling price	$23,219	-	$22,345	-

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

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018 (1)	2019	2018 (1)
Revenue	$8,829,632	$-	$17,005,642	$-

Vehicles Delivered	21,536	-	42,007	-

Gross Profit	$1,589,214	$-	$3,188,604	$-

Gross Profit Per Vehicle Delivery	$74	$-	$76	$-
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

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue for our vehicle distribution segment is derived primarily from our online marketplace and auctions which include: (i) the sale of pre-owned vehicles to consumer and dealers; (ii) vehicle financing; and (iii) vehicle service contracts.

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

Cost of Revenue

Cost of revenue is comprised of: (i) cost of pre-owned vehicle sales and (ii) cost of other sales and revenue products.

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

Cost of other sales and revenue products includes primarily the costs of (i) extended service protection; (ii) vehicle appearance products; (iii) guaranteed asset protection; and (iv) sales of pre-owned vehicles acquired that are deemed commercially unfit because they did not meet our quality standards.

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-month and six-month periods ended June 30, 2019 and 2018, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale or Wholesale Express for periods before the Acquisition Date.

	For the Three-Months ended June 30, 2019
	Vehicle Distribution	Vehicle Logistics and Transportation Services	Elimination	Total	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$30,305,687	$-	$-	$30,305,687	$13,818,116
Automotive (1)	233,856,329	-	-	233,856,329	-
Transportation (1)	-	8,829,632	(2,811,744)	6,017,888	-
Other	-	-	-	-	96,418
Total Revenue	264,162,016	8,829,632	(2,811,744)	270,179,904	13,914,534

Cost of Revenue:
Powersports	26,137,459	-	-	26,137,459	12,649,704
Automotive (1)	223,996,259	-		223,996,259	-
Transportation (1)	-	7,240,418	(2,811,744)	4,428,674	-
Other	-	-	-	-	-
Total Cost of Revenue	250,133,718	7,240,418	(2,811,744)	254,562,392	12,649,704

Gross Profit	$14,028,298	$1,589,214	$-	$15,617,512	$1,264,830

_______________________________
(1)  Inclusive only of the Acquisition Period.

	For the Six-Months ended June 30, 2019
	Vehicle Distribution	Vehicle Logistics and Transportation Services	Elimination	Total	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$57,234,846	$-	$-	$57,234,846	$21,882,948
Automotive	424,763,517	-	-	424,763,517	-
Transportation	-	17,005,642	(5,646,342)	11,359,300	-
Other	-	-	-	-	111,790
Total Revenue	481,998,363	17,005,642	(5,646,342)	493,357,663	21,994,738

Cost of Revenue:
Powersports	50,087,015	-	-	50,087,015	20,171,005
Automotive	405,491,371	-	-	405,491,371	-
Transportation	-	13,817,038	(5,646,342)	8,170,696	-
Other	-	-	-	-	-
Total Cost of Revenue	455,578,386	13,817,038	(5,646,342)	463,749,082	20,171,005

Gross Profit	$26,419,977	$3,188,604	$-	$29,608,581	$1,823,733
 _______________________________
(1)  Inclusive only of the Acquisition Period.

Vehicle Distribution Segment (Powersports and Automotive)

The following table provides our results of operations for the three-month and six-month periods ended June 30, 2019 and 2018 for the vehicle distribution segment, including key financial information relating to this segment. Our vehicle distribution segment consists of the distribution of powersports and automotive, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Acquisition Date.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$30,305,687	$13,818,116	$57,234,846	$21,882,948
Automotive (1)	233,856,329	-	424,763,517	-
Vehicle sales	264,162,016	13,818,116	481,998,363	21,882,948

Other	-	96,418	-	111,790
Total Revenue	264,162,016	13,914,534	481,998,363	21,994,738

Cost of Revenue:
Powersports	$26,137,459	$12,649,704	$50,087,015	$20,171,005
Automotive (1)	223,996,259	-	405,491,371	-
Vehicle cost of revenue	250,133,718	12,649,704	455,578,386	20,171,005

Other	-	-	-	-
Total Cost of Revenue	250,133,718	12,649,704	455,578,386	20,171,005

Gross Profit	14,028,298	1,264,830	26,419,977	1,823,733

Selling, General and Administrative	23,852,901	5,545,509	43,241,768	9,426,001

Depreciation and Amortization	425,587	217,827	805,960	423,595

Operating loss	(10,250,190)	(4,498,506)	(17,627,751)	(8,025,863)

Interest expense	1,874,710	237,820	3,319,843	324,340
Change in derivative liability	(190,000)		(190,000)
Loss on early extinguishment of debt	1,499,250	-	1,499,250	-

Net income before provision for income taxes	(13,434,150)	(4,736,326)	(22,256,844)	(8,350,203)

Benefit for income taxes	-	-	-	-

Net loss	$(13,434,150)	$(4,736,326)	$(22,256,844)	$(8,350,203)
__________________
(1)  Inclusive only of the Acquisition Period.

Three-Months Ended June 30, 2019 Versus 2018.

Pre-owned vehicle sales increased by $250,343,900 to $264,162,016 for the three-month period ended June 30, 2019 compared to $13,818,116 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 13,928 for the three-month period ended June 30, 2019 as compared to 2,013 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in unit sales was also driven by the acquisitions of Wholesale in October 2018 and Autosport in February 2019. We anticipate that the growth in both pre-owned automotive and powersports vehicle unit sales will continue to grow as we: (i) significantly increase the selection and availability of our online pre-owned vehicle inventory; (ii) further enhance our consumer centric website to enabling secure document and payment exchanges between private parties and increase Search Engine Optimization (SEO); and (iii) begin buying and selling automobiles and trucks to consumers and dealers.

Total cost of revenue increased by $237,484,014 to $250,133,718 for the three-month period ended June 30, 2019 compared to $12,649,704 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the three-month period ended June 30, 2019 as compared to the same period of 2018. Powersport total cost of revenue increased by $13,487,755 to $26,137,459 for the three-month period ended June 30, 2019 compared to $12,649,704 for the same period in 2018. Automotive total cost of revenue was $223,996,259 for the three-month period ended June 30, 2019.

Six-Months Ended June 30, 2019 Versus 2018.

Pre-owned vehicle sales increased by $460,115,415 to $481,998,363 for the six-month period ended June 30, 2019 compared to $21,882,948 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 26,031 for the six-month period ended June 30, 2019 as compared to 2,891 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in unit sales was also driven by the acquisitions of Wholesale in October 2018 and Autosport in February 2019. We anticipate that the growth in both pre-owned automotive and powersports vehicle unit sales will continue to grow as we: (i) significantly increase the selection and availability of our online pre-owned vehicle inventory; (ii) further enhance our consumer centric website to enabling secure document and payment exchanges between private parties and increase Search Engine Optimization (SEO); and (iii) begin buying and selling automobiles and trucks to consumers and dealers.

Total cost of revenue increased by $435,407,381 to $455,578,386 for the six-month period ended June 30, 2019 compared to $20,171,005 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the six-month period ended June 30, 2019 as compared to the same period of 2018. Powersport total cost of revenue increased by $29,916,010 to $50,087,015 for the six-month period ended June 30, 2019 compared to $20,171,005 for the same period in 2018. Automotive total cost of revenue was $405,491,371 for the six-month period ended June 30, 2019.

Powersports

The following table provides the results of operations for the three-month and six-month periods ended June 30, 2019 and 2018 for our powersports business, which is included in our vehicle distribution segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2019	2018	2019	2018
Powersports

Vehicle revenue:
Consumer	$2,778,099	$1,232,666	$4,925,121	$ 2,234,066
Dealer	$ 27,527,588	$ 12,585,450	$ 52,309,725	$ 19,648,882
Total vehicle revenue	$30,305,687	$13,818,116	$57,234,846	$ 21,882,948

Vehicle gross Profit:
Consumer	$751,338	$266,541	$1,223,375	$ 427,629
Dealer	$ 3,416,890	$ 901,871	$ 5,924,456	$ 1,284,314
Total vehicle gross profit	$4,168,228	$1,168,412	$ 7,147,831	$ 1,711,943

Vehicles sold:
Consumer	298	144	581	226
Dealer	3,684	1,869	6,699	2,665
Total vehicles sold	3,982	2,013	7,280	2,891

Gross profit per vehicle:
Consumer	$2,521	$1,851	$ 2,106	$ 1,892
Dealer	$927	$483	$884	$482
Total	$1,047	$580	$ 982	$ 592

Gross margin per vehicle:
Consumer	27.0%	21.6%	24.8%	19.1%
Dealer	12.4%	7.2%	11.3%	6.5%
Total	13.8%	8.5%	12.5%	7.8%

Average vehicle selling price:
Consumer	$9,322	$8,560	$8,477	$ 9,885
Dealer	$7,472	$6,734	$7,809	$7,373
Total	$7,611	$6,864	$7,862	$7,569

Powersports Vehicle Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Total powersports vehicle revenue increased by $16,487,571 to $30,305,687 for the three-month period ended June 30, 2019 compared to $13,818,116 for the same period of 2018. The growth in powersports revenue was primarily due to an increase in the number of pre-owned vehicles sold to 3,982 for the three-month period ended June 30, 2019 as compared to 2,013 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The average selling price of pre-owned powersport vehicles for the three-months ended June 30, 2019 was $7,611 as compared to $6,864 for the same period of 2018. The decline in average selling price was primarily due to a shift in inventory mix from acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which better represented the overall powersport market. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and expand usage of both our dealer direct and consumer classified listing site. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Six-Months Ended June 30, 2019 Versus 2018.

Total powersports vehicle revenue increased by $35,351,898 to $57,234,846 for the six-month period ended June 30, 2019 compared to $21,882,948 for the same period of 2018. The growth in powersports revenue was primarily due to an increase in the number of pre-owned vehicles sold to 7,280 for the six-month period ended June 30, 2019 as compared to 2,891 for the same period of 2018. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The average selling price of pre-owned powersport vehicles for the six-months ended June 30, 2019 was $7,862 as compared to $7,569 for the same period of 2018. The decline in average selling price was primarily due to a shift in inventory mix from acquiring and selling higher priced Harley-Davidson motorcycles to acquiring a mix of both Harley-Davidson and lower priced other makes of powersports vehicles which better represented the overall powersport market. Our average selling price depends on the mix of vehicles we acquire, pricing in our markets, our average days to sale and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and expand usage of both our dealer direct and consumer classified listing site. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Powersports Cost of Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Powersport cost of vehicle revenue increased by $13,487,755 to $26,137,459 for the three-month period ended June 30, 2019 and consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $25,107,231 from the sale of 3,982 pre-owned vehicles at an average acquisition cost of $6,305; and (ii) aggregate reconditioning and transportation costs of $1,030,228. For the three-month period ended June 30, 2018, the $12,649,704 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $12,168,052 from the sale of 2,013 pre-owned vehicles at an average acquisition cost of $6,045; and (ii) aggregate reconditioning and transportation costs of $481,652.

Six-Months Ended June 30, 2019 Versus 2018.

Powersport cost of vehicle revenue increased by $29,916,010 to $50,087,015 for the six-month period ended June 30, 2019 and consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $48,208,634 from the sale of 7,280 pre-owned vehicles at an average acquisition cost of $6,622 and (ii) aggregate reconditioning and transportation costs of $1,878,381. For the six-month period ended June 30, 2018, the $20,171,005 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $19,387,688 from the sale of 2,891 pre-owned vehicles at an average acquisition cost of $6,706; and (ii) aggregate reconditioning and transportation costs of $783,317.

Powersports Gross Profit

Three-Months Ended June 30, 2019 Versus 2018.

Powersport vehicle gross profit increased by $2,999,816 to $4,168,228 for the three-month period ended June 30, 2019 compared to $1,168,412 for the same period in 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold at an average higher per unit gross profit for the three-month period ended June 30, 2019 as compared to the same period of 2018. The increase in powersport unit gross profit was driven primarily by an increase in gross profit per unit to $1,047 or a 13.8 % gross margin for the three-month period ended June 30, 2019 as compared to $580 or 8.5% gross margin for the same period of 2018. The net increase was primarily a result of: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands and (ii) lower unit reconditioning and freight costs resulting from cost efficiencies.

Six-Months Ended June 30, 2019 Versus 2018.

Powersport vehicle gross profit increased by $5,435,888 to $7,147,831 for the six-month period ended June 30, 2019 compared to $1,711,943 for the same period in 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold at an average higher per unit gross profit for the six-month period ended June 30, 2019 as compared to the same period of 2018. The increase in powersport unit gross profit was driven primarily by an increase in gross profit per unit to $982 or a 12.5% gross margin for the six-month period ended June 30, 2019 as compared to $592 or 7.8% gross margin for the same period of 2018. The net increase was primarily a result of: (i) a shift in sales mix volume from Harley-Davidson to lower priced higher gross margin non-Harley Davison brands and (ii) lower unit reconditioning and freight costs resulting from cost efficiencies.

Automotive

The following table provides the results of operations for the three-month and six-month periods ended June 30, 2019 for the automotive business, which is included our vehicle distribution segment, including key financial information relating to the automotive business. Our automotive distribution business was added on the Acquisition Date in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before the Acquisition Date.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2019	2018 (1)	2019	2018(1)
Automotive

Vehicle revenue:
Consumer	$17,987,229	$-	$39,552,353	$-
Dealer	$215,869,100	$-	$385,211,164	$-
Total vehicle revenue	$233,856,329	$-	$424,763,517	$-

Other	$-	$-	$-	$-
Total revenue	$233,856,329	$-	$424,763,517	$-

Gross Profit:
Consumer	$2,343,625	$-	$4,587,195	$-
Dealer	$7,516,445	$-	$14,684,951	$-
Total vehicle Gross Profit	$9,860,070	$-	$19,272,146	$-

Vehicles sold:
Consumer	649	-	1,512	-
Dealer	9,297	-	17,239	-
Total vehicles sold	9,946	-	18,751	-

Gross profit per vehicle:
Consumer	$3,611	$-	$3,034	$-
Dealer	$808	$-	$852	$-
Total	$991	$-	$1,028	$-

Gross margin per vehicle:
Consumer	13.0%	-	11.6%	-
Dealer	3.5%	-	3.8%	-
Total	4.2%	-	4.5%	-

Average selling price:
Consumer	$27,715	$-	$26,159	$-
Dealer	$23,219	$-	$22,345	$-
Total	$23,513	$-	$22,653	$-
__________________
(1)  Inclusive only of the Acquisition Period.

Automotive Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Total revenue for the three-month period ended June 30, 2019 was $233,856,329, which included $17,987,229 from sales to consumers and $215,869,100 from sales to dealers. For the three-month period ended June 30, 2019, 9,946 preowned vehicles were sold at an average selling price of $23,513. The number of used vehicles we sell depends on the volume of traffic to our website, inventory selection, branding efforts, effectiveness of marketing, execution of vehicle acquisition strategy, referrals, repeat customers, competitiveness of pricing, competition dynamics and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, new vehicle incentives and other factors with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter annually. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total revenue from the sale to consumers for the three-month period ended June 30, 2019 was $17,987,229 comprised of the sale of 649 preowned vehicles at an average selling price of $27,715.

Total revenue from the sale to dealers for the three-month period ended June 30, 2019 was $215,869,100 comprised of the sale of 9,297 preowned vehicles at an average selling price of $23,219. Substantially all sales to dealers were conducted through third-party auctions.

Six-Months Ended June 30, 2019 Versus 2018.

Total revenue for the six-month period ended June 30, 2019 was $424,763,517, which included $39,552,353 from sales to consumers and $385,211,164 from sales to dealers. For the six-month period ended June 30, 2019, 18,751 preowned vehicles were sold at an average selling price of $22,653. The number of used vehicles we sell depends on the volume of traffic to our website, inventory selection, branding efforts, effectiveness of marketing, execution of vehicle acquisition strategy, referrals, repeat customers, competitiveness of pricing, competition dynamics and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, new vehicle incentives and other factors with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter annually. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total revenue from sale to consumers for the six-month period ended June 30, 2019 was $39,552,353 comprised of the sale of 1,512 preowned vehicles at an average selling price of $26,159.

Total revenue from sales to dealers for the six-month period ended June 30, 2019 was $385,211,164 comprised of the sale of 17,239 preowned vehicles at an average selling price of $22,345. Substantially all sales to dealers were conducted through third-party auctions.

Automotive Cost of Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Total cost of revenue for the three-month period ended June 30, 2019 was $223,996,259 which included $15,643,911 from sales to consumers and $208,352,348 from sales to dealers. During the three-month period ended June 30, 2019, we sold 9,946 preowned vehicles that had (i) an acquisition cost of $220,336,594 and (ii) aggregate reconditioning and transportation costs of $3,659,665.

Total cost of revenue from sales to consumers for the three-month period ended June 30, 2019 was $15,643,911 comprised of the sale of 649 vehicles that had: (i) an acquisition cost of $15,282,978; and (ii) aggregate reconditioning and transportation costs of $360,933. Total cost of revenue from sales to dealers for the three-month period ended June 30, 2019 was $208,352,348 comprised of the sale 9,297 preowned vehicles that had: (i) an acquisition cost of $205,053,616; and (ii) aggregate reconditioning and transportation costs of $3,298,732. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Six-Months Ended June 30, 2019 Versus 2018.

Total cost of revenue for the six-month period ended June 30, 2019 was $405,491,064 which included $34,975,827 from sales to consumers and $370,515,237 from sales to dealers. During the six-month period ended June 30, 2019, we sold 18,751 preowned vehicles that had (i) an acquisition cost of $398,329,035; (ii) aggregate reconditioning and transportation costs of $7,162,029

Total cost of revenue from sales to consumers for the six-month period ended June 30, 2019 was $34,975,827comprised of the sale of 1,512 vehicles that had: (i) an acquisition cost of $34,157,651; and (ii) aggregate reconditioning and transportation costs of $818,176. Total cost of revenue from sales to dealers for the six-month period ended June 30, 2019 was $370,515,237 from the sale of 17,239 preowned vehicles that had: (i) an acquisition cost of $364,171,384; and (ii) aggregate reconditioning and transportation costs of $6,343,853. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Automotive Gross Profit

Three-Months Ended June 30, 2019 Versus 2018.

Total gross profit for the three-month period ended June 30, 2019 was $9,860,070, which included $2,343,625 from sales to consumers and $7,516,445 from sales to dealers. Gross profit per vehicle sold to consumers and dealers was $991 or a 4.2% gross margin.

Total gross profit per vehicle sold to consumers for three-month period ended June 30, 2019 was $3,611 or a 13.0% gross margin. Total gross profit per vehicle sold to dealers for the three-month period ended June 30, 2019 was $808 or a 3.5% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Six-Months Ended June 30, 2019 Versus 2018.

Total gross profit for the six-month period ended June 30, 2019 was $19,272,146, which included $4,587,195 from sales to consumers and $14,684,951 from sales to dealers. Gross profit per vehicle sold to consumers and dealers was $1,028 or a 4.5% gross margin.

Total gross profit per vehicle sold to consumers for six-month period ended June 30, 2019 was $3,034 or a 11.6% gross margin. Total gross profit per vehicle sold to dealers for the six-month period ended June 30, 2019 was $852 or a 3.8% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations the three-month and six-month periods ended June 30, 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale Express for periods before the Acquisition Date.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2019	2018	2019	2018
Transportation

Total revenue	$8,829,632	$-	$17,005,642	$-

Cost of revenue	7,240,418	-	13,817,038	-

Gross profit	1,589,214	-	3,188,604	-

Selling, general and administrative	1,154,665	-	2,205,815	-

Depreciation and Amortization	1,851	-	3,703	-

Operating income	432,698	-	979,086	-

Interest Expense	148	-	148	-

Net Income before income tax	$432,550	$-	$978,938	$-

Vehicles delivered	21,536	-	42,007	-

Revenue per delivery	$410	-	$405	-

Gross profit per delivery	$74	$-	$76	$-

Gross margin per delivery	18.0%	$-	18.8%	$-

Vehicle Logistics and Transportation Services Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Total revenue for the three-month period ended June 30, 2019 was $8,829,632 resulting from the transport of 21,536 preowned vehicles at an average price per vehicle of $410. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended June 30, 2019 freight services purchased from Express was $2,811,744 and was eliminated in the Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2019.

Six-Months Ended June 30, 2019 Versus 2018.

Total revenue for the six-month period ended June 30, 2019 was $17,005,642 resulting from the transport of 42,007 preowned vehicles at an average price per vehicle of $405. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the six-month period ended June 30, 2019 freight services purchased from Express was $5,646,342 and was eliminated in the Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2019.

Vehicle Logistics and Transportation Services Cost of Revenue

Three-Months Ended June 30, 2019 Versus 2018.

Total cost of revenue for the three-month period ended June 30, 2019 was $7,240,418 and was comprised of the delivery of 21,536 units at a delivery cost per unit of $336. Included in cost of revenue is $2,811,744 related to the transport services provided by Express to the Company and was eliminated in the Condensed Consolidated Statement of Operations for the three-month period ended June 30, 2019.

Six-Months Ended June 30, 2019 Versus 2018.

Total cost of revenue for the six-month period ended June 30, 2019 was $13,817,038 and was comprised of the delivery of 42,007 units at a delivery cost per unit of $329. Included in cost of revenue is $5,646,342 related to the transport services provided by Express to the Company and was eliminated in the Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2019.

Vehicle Logistics and Transport Services Gross Profit

Three-Months Ended June 30, 2019 Versus 2018.

Total gross profit for the three-month period ended June 30, 2019 was $1,589,214 or $74 per unit transported. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated in the Condensed Consolidated Statement of Operations.

Six-Months Ended June 30, 2019 Versus 2018.

Total gross profit for the six-months ended June 30, 2019 was $3,188,604 or $76 per unit transported. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated in the Condensed Consolidated Statement of Operations.

Selling, general and administrative

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2019	2018	2019	2018
Selling general and administrative:
Compensation and related costs	$9,163,530	$1,530,427	$16,217,793	$2,930,903
Advertising and marketing	5,960,110	2,229,837	11,451,682	3,352,135
Professional fees	639,773	236,598	1,290,217	446,461
Technology development	538,580	211,489	1,031,293	494,828
General and administrative	8,705,572	1,337,158	15,456,596	2,201,674
	$25,007,565	$5,545,509	$45,447,581	$9,426,001

Selling, general and administrative expenses increased by $19,462,056 and $36,021,580, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the same periods in 2018. The increase is a result of the continued rapid growth and expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs increased by $7,633,103 to $13,286,890, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the same periods in 2018. The increase was driven by the rapid expansion of our business and acquisitions which resulted in increased headcount to support this growth. The Company had approximately 291 employees at June 30, 2019 as compared to 60 employees on June 30, 2018. As our business grows, we will continue to add headcount in all areas of the Company, which will result in an increase in compensation and related expenses in absolute dollar terms but will decrease as a percentage of total revenue.

Advertising and marketing increased by $3,730,273 and $8,099,547, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the same periods in 2018. This increase is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy, targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to a strong social media marketing strategy, our digital paid advertising efforts also include programmatic, display advertisements, IP targeting and Geo-fencing, email and profile retargeting, organic search and content, video marketing, automation and aggressive event and experiential marketing. Our traditional mediums have expanded further to brand additional billboards and print advertisements, and we are incurring production costs for preparation of future television and connected TV brand awareness advertising. We believe our demographic focus of nurturing the buyer personas of both consumers and dealers, ensures loyalty which will drive both high participation in the buying and selling process, while increasing referrals and third-party partnerships. This nurturing will scale tremendously as we prepare to launch personalized video experiences, unique to each user looking to acquire a cash offer in 2019 and the appendage and unification of our current user data, to provide a more targeted message for each stage of the buyer or sellers journey. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platforms and the overall user experience. As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue.

Professional fees increased by $403,175 and $843,756, respectively, for the three-month and six-month periods ended June 30, 2019, as compared to the same periods in 2018. This increase was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) the public offerings of Class B shares; (ii) debt financings; (iii) acquisition activities; (iv) general corporate matters; (v) the preparation of quarterly and annual financial statements; and (vi) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 4 – "Acquisitions", Note 8 - "Notes Payable”, Note 9 - "Convertible Notes" and Note 10 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statement.

Technology development expenses increased by $327,091 for the three-months ended June 30, 2019 and increased by $536,465 during the six-month period ended June 30, 2019 compared to 2018. The increases was a result of increases in headcount and costs and expenses associated with third-party contractors to meet the increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. The decrease in technology development expense for the six-month period ended June 30, 2019 as compared to the same period of 2018 was a result of a higher capitalization rate applied to the increase level of costs and expenses associated with the significant number of new projects and initiatives underway during the six-month period ended June 30, 2019 as compared to the same period of 2018.Total technology costs and expenses capitalized for the three-month and six-month periods ended June 30, 2019 were $1,039,740 and $1,919,596, respectively, as compared to $432,100 and $618,069, respectively, for the same periods in 2018. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2018 were $340,286 and $632,032, respectively, as compared to $185,071 and $358,831, respectively, for the same periods of 2018. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three-month and six-month periods ended June 30, 2019 increased $7,368,414 and $13,254,922, respectively, as compared to the same periods in 2018. Costs and expenses for (i) transportation, auction and buy fees associated with selling vehicles (ii) insurance (iii) utilities; (iv) office supplies and process application software; and (v) rent increased significantly as a result of the continued progress made and growth experienced in the development of our business, expansion of our Dallas operations center and meeting the requirements of being a public company.

Depreciation and Amortization

Depreciation and amortization for the three-month and six-month periods ended June 30, 2019 increased $209,611 and $386,068, respectively, as compared to the same periods in 2018. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and six-month periods ended June 30, 2019 including capitalized technology acquisition and development costs of $1,039,740 and $1,919,569, respectively. For the three-month and six-month periods ended June 30, 2019 amortization of software costs increased $155,215 and $273,201, respectively, as compared to the same periods in 2018. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements for the three-month and six-month periods ended June 30, 2019 increased $54,396 and $112,867, respectively, as compared to the same periods in 2018.

Interest Expense

Interest expense for the three-month and six-month periods ended June 30, 2018 increased by $1,637,038 and $2,995,651, respectively, as compared to the same periods in 2018.  Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) NextGen Note; and (iv) Line of Credit-Floor Plans (each as defined below). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; and (iii) the amortization of the debt issuance costs on the Hercules Loan. Interest expense on the Hercules Loan for the three-month and six-month periods ended June 30, 2019 was $274,975 and $758,466, respectively and included $140,600 and $343,841, respectively of debt issuance cost amortization. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2019 was $77,008 and $150,336, respectively, Interest expense on the NextGear Note for the three-months and six-month periods ended June 30, 2019 was $824,308 and $1,510,890, respectively. Interest expense on the Line of Credit-Floor Plans for the three-month and six-month periods ended June 30, 2019 was $118,057 and $258,674, respectively. Interest Expense for the three-month and six months periods for the Convertible Notes-Autosport USA were $56,351 and $96,096, respectively. Interest expense on the Hercules Note for the three-month and six-month periods ended June 30, 2018 was $149,115 and included $57,657 of debt issuance cost amortization. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2018 was $63,893 and 121,698, respectively which included $49,913 and $97,028 of debt discount amortization for the three-month and six-month periods ended June 30, 2018, respectively. Interest expense on the NextGen Note for the three-month and six-month periods ended June 30, 2018 was $21,607 and $43,927 respectively. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2018 was $3,517 and $9,600, respectively.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the three and six-month periods ended June 30, 2019 in the Condensed Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2019	2018	2019	2018
Net loss	$ (13,001,599)	$(4,736,326)	$ (21,277,904)	$(8,350,203)
Add back:
Interest expense including debt extinguishment	3,374,108	237,820	4,819,242	324,340
Depreciation and amortization	427,438	217,827	809,663	423,595
EBITDA	(9,200,053)	(4,280,679)	(15,648,999)	(7,602,268)
Non-cash-stock-based compensation	956,991	349,388	1,646,112	676,095
Acquisition related costs	208,252	-	378,208	-
Derivative income	(190,000)	-	(190,000)	-
Financing activities	311,000	-	361,000	-
Litigation expenses	37,000	-	61,446	-
New business development	478,543	-	747,043	-
Technology implementation costs and expenses	153,099	-	368,742	-
Facility closure and lease termination	306,393	-	663,185	-
	$ (6,938,775)	$ (3,931,291)	$ (11,613,263)	$ (6,926,173)

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the six-months ended June 30, 2019 and 2018:

	Six-Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(33,495,051)	$(8,803,767)
Net cash used in investing activities	(2,713,949)	(677,275)
Net cash provided by financing activities	39,657,642	6,095,007
Net increase (decrease) in cash	$3,448,642	$(3,386,035)

Operating Activities

Net cash used in operating activities increased $24,691,284 to $33,495,051 for the six-months ended June 30, 2019, as compared to the same period in 2018. The increase in net cash used is primarily due to a $12,927,701 increase in our net loss and increase of $14,988,862 of changes in operating assets and liabilities offset by an increase of $3,225,279 in non-cash expense items. The increase in the net loss and use of working capital for the six-months ended June 30, 2019 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company's website, acquisition of vehicle inventory, continue development of the Company's business.

Investing Activities

Net cash used in investing activities increased $2,036,674 to $2,713,949 for the six-months ended June 30, 2019, as compared to the same period in 2018. The increase in cash used for investment activities was primarily for the acquisition of Autosport and an increase of $1,301,500 in costs incurred for technology development as compared to the same period of 2018. On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport, an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

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

Financing Activities

Net cash provided by financing activities increased $33,562,635 to $39,657,642 for the six-month period ended June 30, 2019, as compared to the same period in 2018. This increase is primarily a result of $15,155,547 and $27,455,537 of net proceeds received from the sale of 3,176,500 shares of Class B common stock in a Public Offering and Private Placement and the 2019 Note Offering (as defined below), and advances under our floor plan line of credit, respectively (each as described below) offset by a $11,134,695 payoff of the Hercules Loan (as defined below).

On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6.5 million (the "February 2019 Public Offering"). The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company used the net proceeds from the offering for working capital and general corporate purposes, which included purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On May 9, 2019, the Company entered into a purchase agreement (the "Note Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30.0 million in aggregate principal amount of the Company's 6.75% Convertible Senior Notes due 2024 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "2019 Note Offering"). Net proceeds from the 2019 Note Offering, after deducting the initial purchaser's discounts, advisory fees, and estimated offering expenses, were approximately $27.3 million.

The Notes were issued on May 14, 2019 pursuant to an Indenture (the "Indenture"), by and between the Company and Wilmington Trust, National Association, as trustee. The Notes bear interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradeable as required by the Indenture. The Notes will mature on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Notes is 173.9130 shares of Class B Common Stock per $1,000 principal amount of the Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $5.75 per share, subject to adjustment). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Before the close of business on October 31, 2023, the Notes are convertible only under certain circumstances specified in the Indenture. On or after November 1, 2023, to the close of business on the business day immediately preceding the maturity date, holders may convert all or any portion of their notes at the applicable conversion rate at any time, in multiples of $1,000 principal amount, at the option of the holder regardless of such conditions. Upon conversion, the Company will pay or deliver cash, shares of Class B Common Stock, or a combination of cash and shares of Class B Common Stock, at the Company's election.

The Notes are not redeemable by the Company prior to the May 6, 2022. The Company may redeem for cash all or any portion of the Notes, at its option, on or after May 6, 2022 if the last reported sale price of the Class B Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive). No sinking fund is provided for the Notes.

The Notes are the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables).

The Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the Trustee or the holders of at least 25% in principal amount of the outstanding Notes, may declare 100% of the principal of and accrued and unpaid interest on the Notes immediately due and payable.

On May 9, 2019, the Company also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "2019 Private Placement") an aggregate of 1,900,000 shares of the Class B Common Stock (the "Private Placement Shares"), at a purchase price of $5.00 per share. JMP Securities served as the placement agent for the 2019 Private Placement. The Company paid JMP Securities a commission of 7% of the gross proceeds in the 2019 Private Placement. Upon closing, the net proceeds for the 2019 Private Placement, after deducting commissions and estimated offering expenses, were approximately $8.8 million.

On May 14, 2019, the Company used a portion of net proceeds from the 2019 Note Offering to pay Hercules (as defined below) $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement (as defined below). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated.

The Company intends to use the remaining net proceeds from the 2019 Note Offering and the 2019 Private Placement for other general corporate purposes, which may include increased spending on marketing and advertising, and expenditures necessary to grow the business.

On February 16, 2018, the Company, through RMBL Missouri, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank, a Utah chartered state bank ("Ally Bank") and Ally Financial, Inc., a Delaware corporation (together with Ally Bank "Ally"), pursuant to which Ally may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL Missouri from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL Missouri to maintain 10.0% of the advanced amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. At any time, Ally may declare all advances under the Credit Facility immediately due and payable by Ally and advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, the Borrower's obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL Missouri, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL Missouri and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL Missouri and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement.

On April 30, 2018 (the "Closing Date"), the Company, and its wholly owned subsidiaries, (collectively the "Initial Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules could provide one or more term loans in an aggregate principal amount of up to $15.0 million (the "Hercules Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan had an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan was subject to various covenants, including gross profit and EBITDA.

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

Advances under the Hercules Loan ("Advances") bore interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, or (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement were due and payable on May 1, 2021, unless Initial Borrowers achieved certain performance milestones, in which case Advances would be due and payable on November 1, 2021.

Upon any event of default, Hercules could, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by Borrowers.

The Hercules Loan was secured by a grant of a security interest in substantially all assets (the "Collateral") of the Initial Borrowers, except the Collateral did not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any.

On July 20, 2018, the Company completed an underwritten public offering of 2,328,750 shares of its Class B Common Stock at a price of $6.05 per share for aggregate net proceeds to the Company of approximately $13,040,383. The completed offering included 303,750 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company used the net proceeds from the offering for working capital and general corporate purposes, which included purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

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

On October 30, 2018, the Initial Borrowers, Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, ("RMBL Express", and together with Merger Sub, Wholesale and Wholesale Express, the "New Borrowers" and together with the Initial Borrowers, the "Borrowers"), Hercules, in its capacity as lender (in such capacity, "Lender"), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, "Agent"), entered into the First Amendment and Waiver to Loan and Security Agreement (the "Amendment"), amending that certain Loan and Security Agreement, dated as of April 30, 2018 (the "Loan Agreement"; as amended by the Amendment, the "Amended Loan Agreement"), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the "Tranche II Advance"). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, we issued to Hercules a warrant to purchase 20,950 shares of Class B Common Stock at an exercise price of $7.16 per share. In connection with the Company's public offering in February 2019, the exercise price of the warrant was adjusted to $5.55 and the number of shares of Class B Common Stock underlying the warrant was adjusted to 27,026. The warrant is immediately exercisable and expires on October 30, 2023.

On the October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"), as lender, pursuant to that certain Demand Promissory Note and Loan and Security Agreement and Amendment thereto, each dated as of the Closing Date. The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019.

Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full.

Advances under the NextGear Credit Line require Wholesale to maintain at least $5,500,000 cash collateral in a reserve account in favor of NextGear, which amount is subject to change in NextGear's sole discretion.

Advances under NextGear Credit Line, if not demanded earlier, are due and payable, without notice, on or before the maturity date, which is (a) for all liabilities relating to inventory or receivables financed, the date set forth on the applicable advance schedule or the date of a maturity event that causes NextGear to declare an event of default, or October 31, 2019; (b) for all liabilities not relating to inventory or receivables financed, 10 days after the date such liability is posted to Wholesale's account; and (c) for loans in excess of the market value of a unit financed, the date on which such loan is posted to Wholesale's account. Notwithstanding the foregoing, upon the declaration of an event of default by NextGear, the maturity date for all liabilities will be the earlier of (i) the date on which such event of default is declared by NextGear, or (ii) the date on which such event of default first occurred. NextGear retains the exclusive right to make the decision to make an advance to or on behalf of Wholesale, whether or not an event of default has occurred, and NextGear may refuse to make an advance under the NextGear Credit Line at any time, with or without cause and without prior notice of such decision to Wholesale or its affiliates.

Upon any event of default (including, without limitation, Wholesale's obligation to pay upon demand any outstanding liabilities of the NextGear Credit Line), NextGear may, at its option and without notice to Wholesale, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to NextGear and its affiliates by Wholesale and its affiliates.

The NextGear Credit Line is secured by a grant of a first lien security interest in all of Wholesale's assets. Payment to NextGear is guaranteed by unsecured guaranties of each of the Company and Merger Sub (collectively, the "Parent Guaranties").

On October 30, 2018, we completed the private placement of an aggregate of 3,030,000 shares of our Class B Common Stock (the "2018 Private Placement"), at a price of $7.10 per share for non-affiliates of the Company, and, with respect to directors participating in the 2018 Private Placement, at a price of $8.10 per share. The gross proceeds for the 2018 Private Placement were approximately $21.6 million. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the 2018 Private Placement. We paid the Placement Agents a fee of 6.5% of the gross proceeds in the 2018 Private Placement. Net proceeds from the 2018 Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance were used for working capital purposes.

Investment in Growth

At June 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $12,513,801. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $55,482,658 from our operations through June 30, 2019 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business, and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Purchase Accounting for Business Combinations

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to the Second Convertible Note.

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

The Wholesale Express and Autosport transactions were accounted under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the cost, including transaction costs was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire Wholesale, Express and Autosport based upon the fair value of the consideration paid.

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

On June 30, 2017, the Company's stockholders approved a Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. Twelve percent (12%) of the Company's issued and outstanding shares of Class B Common Stock from time to time are reserved for issuance under the Plan. On June 25, 2018, the Company's stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12% of the Company's issued and outstanding shares of Class B Common Stock to 2,000,000 shares of Class B Common Stock. On May 20, 2019, the Company's stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 2,000,000 shares of Class B Common Stock to 4,000,000 shares of Class B Common Stock. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period. Stock incentive plans requires judgment, including estimating the expected term the award will be outstanding, volatility of the market price of the Company's common stock and the amount of the awards that are expected to be forfeited. We have estimated forfeitures based on historic employee behavior under similar stock-based compensation plans. The fair value of stock-based compensation is affected by the assumptions selected. A significant increase in the market price of the Company's common stock, in isolation, would result in a significantly higher fair value measurement on future issuances; and a significant decrease in would result in a significantly lower fair value measurement on future issuances. See Note 1 "Description of Business and Significant Accounting Policies—Stock-Based Compensation."

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU "2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not presently hold any finance receivables therefore does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

On May 9, 2019, in connection with the 2019 Private Placement, the exercise price of the warrant, dated April 30, 2018, issued to Hercules Capital, Inc. (the "April 2018 Warrant") was adjusted to $5.4648 and the number of shares of Class B Common Stock underlying the April 2018 Warrant was adjusted to 82,342, pursuant to the terms of the April 2018 Warrant. The April 2018 Warrant is immediately exercisable and expires on April 30, 2023. As previously reported, in February 2019, the warrant, dated October 30, 2018, issued to Hercules Capital, Inc. (the "October 2018 Warrant") was adjusted to $5.55 and the number of shares of Class B Common Stock underlying the October 2018 Warrant was adjusted to 27,026. In connection with the 2019 Private Placement, the exercise price of the October 2018 Warrant was further adjusted to $5.00 and the number of shares of Class B Common Stock underlying October 2018 Warrant was adjusted to 29,999, pursuant to the terms of the October 2018 Warrant.

The April 2018 Warrant and the October 2018 Warrant were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, or Regulation D thereunder, as a sale not involving any public offering

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits.

Exhibit No.	Description
4.1
Indenture, dated May 14, 2019, between RumbleOn, Inc. and Wilmington Trust National Association. (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on May 15, 2019).

4.2	Form of 6.75% Convertible Senior Note due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.1).
4.3
Registration Rights Agreement, dated May 14, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 4.3 in the Company’s Current Report on Form 8-K, filed on May 15, 2019).

10.1	Purchase Agreement, dated May 9, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on May 15, 2019).
10.2	Form of Securities Purchase Agreement, dated May 9, 2019 (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed on May 15, 2019).
10.3	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on May 22, 2019). +
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+
Management Compensatory Plan
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: August 13, 2019	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)