Form 10-Q
period 2019-09-30
RumbleON, Inc.
filed 2019-11-13
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
         ☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

        ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-38248

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 8, 2019 was 22,233,620 shares. In addition, 1,000,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 8, 2019.

RUMBLEON, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2019	As of December 31, 2018
ASSETS
Current assets:
Cash	$6,723,038	$9,134,902
Restricted Cash	6,671,118	6,650,000
Accounts receivable, net	13,186,144	8,465,810
Inventory	49,522,995	52,191,523
Prepaid expense and other current assets	1,358,152	1,096,945
Total current assets	77,461,447	77,539,180

Property and equipment, net	6,473,477	5,177,877
Right-of-use asset	2,131,846	-
Goodwill	28,736,563	26,107,146
Other assets	120,581	102,178
Total assets	$114,923,914	$108,926,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$10,746,627	$10,554,913
Accrued interest payable	1,094,858	206,037
Current portion of convertible debt	1,234,936	-
Current portion of long-term debt	53,566,398	58,555,006
Total current liabilities	66,642,819	69,315,956

Long-term liabilities:
Note payable	-	8,792,919
Convertible Debt	19,720,113	-
Derivative liabilities	510,000	-
Other long-term liabilities	1,655,202	-
Total long-term liabilities	21,885,315	8,792,919

Total liabilities	88,528,134	78,108,875

Commitments and contingencies (Notes 4, 6, 7, 8, 9, 13, 16)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, none and 1,317,329 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	1,317
Common A stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1,000	1,000
Common B stock, $0.001 par value, 99,000,000 shares authorized, 22,219,420 and 17,486,291 shares issued and outstanding as of September 30, 2019 and December 31, 2018	22,219	17,486
Additional paid in capital	90,727,000	64,998,817
Accumulated deficit	(64,354,439)	(34,201,114)
Total stockholders' equity	26,395,780	30,817,506

Total liabilities and stockholders' equity	$114,923,914	$108,926,381

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Pre-owned vehicle sales:
Powersports	$27,153,474	$18,975,968	$84,388,321	$40,858,916
Automotive	187,108,303	-	611,871,819	-
Transportation	6,058,546	-	17,417,846	-
Other	-	279,054	-	390,845
Total Revenue	220,320,323	19,255,022	713,677,986	41,249,761

Cost of revenue
Powersports	24,280,599	17,248,588	74,367,614	37,419,594
Automotive	179,672,614	-	585,163,984	-
Transportation	4,352,585	-	12,523,281	-
Total Cost of Revenue	208,305,798	17,248,588	672,054,879	37,419,594

Gross Profit	12,014,525	2,006,434	41,623,107	3,830,167

Selling, general and administrative	19,010,939	8,431,561	64,458,520	17,857,561

Depreciation and amortization	473,670	247,669	1,283,333	671,264

Operating loss	(7,470,084)	(6,672,796)	(24,118,746)	(14,698,658)

Interest expense	2,031,697	333,448	5,351,689	657,788
Change in derivative liability	(630,000)	-	(820,000)	-
Loss on early extinguishment of debt	-	-	1,499,250	-
Net loss before provision for income taxes	(8,871,781)	(7,006,244)	(30,149,685)	(15,356,446)

Benefit for income taxes	-	-	-	-

Net loss	$(8,871,781)	$(7,006,244)	$(30,149,685)	$(15,356,446)

Weighted average number of common shares outstanding - basic and fully diluted	23,178,291	14,920,693	21,976,163	13,626,006

Net loss per share - basic and fully diluted	$(0.38)	$(0.47)	$(1.37)	$(1.13)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(unaudited)

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of June 30, 2019	-	$-	1,000,000	$1,000	22,125,120	$22,125	$90,037,964	$(55,482,658)	$34,578,431

Issuance of common stock for restricted stock units	-	-	-	-	94,300	94	(94)	-	-
Stock-based compensation	-	-	-	-	-	-	689,130	-	689,130
Net loss	-	-	-	-	-	-	-	(8,871,781)	(8,871,781)
Balance as of September 30, 2019	-	$-	1,000,000	$1,000	22,219,420	$22,219	$90,727,000	$(64,354,439)	$26,395,780

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2018	1,317,329	$1,317	1,000,000	$1,000	17,486,291	$17,486	$64,998,817	$(34,201,114)	$30,817,506

Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,640)	(3,640)
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	239,300	239	(239)	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	1,317,329	1,317	-	-	-
Issuance of common stock	-	-	-	-	3,176,500	3,177	15,152,370	-	15,155,547
Stock-based compensation	-	-	-	-	-	-	2,335,242	-	2,335,242
Net loss	-	-	-	-	-	-	-	(30,149,685)	(30,149,685)
Balance as of September 30, 2019	-	$-	1,000,000	$1,000	22,219,420	$22,219	$90,727,000	$(64,354,439)	$26,395,780

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity cont'd
(unaudited)

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of June 30, 2018	-	$-	1,000,000	$1,000	12,077,541	$12,078	$24,225,192	$(17,369,500)	$6,868,770
Issuance of common stock	-	-	-	-	2,328,750	2,328	13,013,497	-	13,015,825
Stock-based compensation	-	-	-	-	-	-	417,689	-	417,689
Net loss	-	-	-	-	-	-	-	(7,006,244)	(7,006,244)
Balance as of September 30, 2018	-	$-	1,000,000	$1,000	14,406,291	$14,406	$37,656,378	$(24,375,744)	$13,296,040

			Class A		Class B		Additional		Total
	Preferred Shares		Common Shares		Common Shares		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2017	-	$-	1,000,000	$1,000	11,928,541	$11,929	$23,372,360	$(9,019,297)	$14,365,992
Issuance of common stock	-	-	-	-	2,328,750	2,328	13,013,497	-	13,015,825
Issuance of common stock for restricted stock units	-	-	-	-	149,000	149	(149)	-	-
Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	176,885	-	176,885
Stock-based compensation	-	-	-	-	-	-	1,093,784	-	1,093,784
Net loss	-	-	-	-	-	-	-	(15,356,446)	(15,356,446)
Balance as of September 30, 2018	-	$-	1,000,000	$1,000	14,406,291	$14,406	$37,656,378	$(24,375,744)	$13,296,040

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,149,685)	$(15,356,446)

Depreciation and amortization	1,283,333	671,264
Amortization of debt discounts	1,308,061	296,513
Share based compensation	2,335,242	1,093,784
Loss from extinguishment of debt	1,499,250	-
Income from change in value of derivatives	(820,000)	-
Changes in operating assets and liabilities:
Decrease (increase) in inventory	5,530,532	(2,791,520)
(Increase) decrease in accounts receivable	(1,564,145)	383,972
(Increase) decrease in prepaid expenses and other current assets	(261,207)	176,447
(Increase) decrease in other assets	(18,403)	(52,542)
(Decrease) increase in accounts payable and accrued liabilities	(5,824,733)	659,993
Increase (decrease) in accrued interest payable	888,821	26,704
Net cash used in operating activities	(25,792,934)	(14,891,831)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	(835,000)	-
Proceeds from sales of property and equipment	40,620	-
Technology development	(2,619,551)	(1,396,662)
Purchase of property and equipment	-	(59,206)
Net cash used in investing activities	(3,413,931)	(1,455,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible debt	27,455,537	7,424,417
Payments on notes payable	(11,134,695)	-
Proceeds from sale of common stock	15,155,547	13,015,825
Net proceeds (repayments) on lines of credit	(4,660,270)	(1,081,593)
Net cash provided by financing activities	26,816,119	19,358,649

NET CHANGE IN CASH	(2,390,746)	3,010,950

CASH AT BEGINNING OF PERIOD	15,784,902	9,170,652

CASH AT END OF PERIOD	$13,394,156	$12,181,602

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

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Transaction," and together with the Wholesale Transaction, the "Transactions") in Wholesale Express, LLC, a Tennessee limited liability company (“Wholesale Express”). The Transactions were both completed on October 30, 2018 (the "Acquisition Date"). As consideration for the Wholesale Transaction, the Company (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of the Company's Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Transaction, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments. Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company.

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

We adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition, and we recognized no cumulative effect adjustment upon adoption.

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

Purchase Accounting for Business Combinations

The Company accounts for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. During the quarter ended September 30, 2019, the Company finalized the preliminary purchase price allocation recorded at the acquisition date for Wholesale Express and made a measurement period adjustment to the preliminary purchase price allocation which resulted in a decrease in goodwill of $318,453. The Company made this measurement period adjustment to reflect facts and circumstances related to accounts receivable and accounts payable that existed as of the acquisition date and did not result from intervening events subsequent to such date.

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

We test our goodwill for impairment in December of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. There was no impairment of goodwill as of September 30, 2019.

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

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of September 30, 2019, and December 31, 2018, the Company did not have any investments with maturities greater than three months.

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

In connection with the inventory financing contract (the "NextGear Facility"), entered into by the Company, its wholly owned subsidiary RMBL Tennessee, Inc., Wholesale, Inc. and NextGear Capital, Inc. ("NextGear"), dated October 30, 2018, Wholesale, Inc. and NextGear entered into a Reserve Agreement requiring Wholesale, Inc. to pay to NextGear $5.5 million (the "Reserve") to be collateral and security for Wholesale Inc.'s liability under the NextGear Facility as well as any amounts owed by Wholesale, Inc. to NextGear and its affiliates, and each of their respective directors, officers, principals, trustees, partners, shareholders or other holders of any ownership interest, as the case may be, employees, representatives, attorneys and agents.  NextGear is not required to pay Wholesale Inc. interest on the Reserve balance.  Upon the satisfaction of all obligations and the termination by NextGear of the NextGear Facility, NextGear will return the Reserve to Wholesale, Inc., upon its written request to NextGear no earlier than ten (10) business days from the date the obligations were indefeasibly paid and satisfied in full and the NextGear Facility and terminated by Lender.

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

Stock-Based Compensation

On June 30, 2017, the Company's shareholders approved the RumbleOn, Inc. 2017 Stock Incentive Plan (the "Plan") under which restricted stock units ("RSUs") and other equity awards may be granted to employees and non-employee members of the Board of Directors. As September 30, 2019, the number of shares of Class B Common Stock authorized for issuance under the Plan is 4,000,000 shares. The Company estimates the fair value of awards granted under the Plan on the date of grant. The fair value of an RSU is based on the average of the high and low market prices of the Company's Class B Common Stock on the date of grant and is recognized as an expense on a straight-line basis over its vesting period; to date, substantially all the RSUs issued vest over a three-year period utilizing the following vesting schedule: (i) 20% on the first anniversary of the grant date; (ii) 30% on the second anniversary of the grant date; and (iii) 50% on the third anniversary of the grant date.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU "2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of:

	September 30, 2019	December 31, 2018
Trade	$13,211,074	$8,264,045
Finance	107,997	148,378
Other	8,390	229,577
	13,327,461	8,642,000
Less: allowance for doubtful accounts	141,317	176,190
	$13,186,144	$8,465,810

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30, 2019	December 31, 2018
Pre-owned vehicles:
Powersport vehicles	$9,304,790	$9,783,093
Automobiles and trucks	40,776,444	43,081,136
	50,081,234	52,864,229
Less: Valuation allowance	558,239	672,706
	$49,522,995	$52,191,523

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

The preliminary allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of February 3, 2019 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the preliminary allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of September 30, 2019:

Purchase price consideration:
Cash	$835,000

$1,536,000 convertible note	1,536,000
$500,000 promissory note	500,000
$257,933 Promissory note	257,933
$3,128,933

Estimated fair value of assets:
Accounts receivable	3,177,660
Inventory	2,862,004
6,039,664

Estimated fair value of liabilities assumed:
Accounts payable and other	5,858,601

Excess of assets over liabilities	181,063

Goodwill	2,947,870

$3,128,933

Supplemental pro forma information

The results of operations of Autosport, Wholesale and Wholesale Express since the acquisition date are included in the accompanying Condensed Consolidated Financial Statements.

The following supplemental pro forma information presents the financial results as if the acquisition of Autosport, Wholesale and Wholesale Express was made as of January 1, 2018 for both the three and nine-months ended September 30, 2019 and 2018.

Pro-forma adjustments for the three-month and nine-month periods ended September 30, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $0 and $18,351, respectively, and (ii) interest expense on convertible and promissory notes of $0 and $20,174, respectively. Pro forma adjustments for the three-months and nine-month periods ended September 30, 2018 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $305,053 and $915,160, respectively, and (ii) interest expense on convertible and promissory notes of $84,228 and $189,099, respectively.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019	2018	2019	2018
Pro forma revenue	$220,320,323	$222,125,604	$719,996,595	$601,313,145
Pro forma net loss	$(8,871,781)	$(5,987,378)	$(30,186,709)	$(14,004,581)
Loss per share - basic and fully diluted	$(0.38)	$(0.29)	$(1.35)	$(0.73)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	23,178,291	20,544,522	22,314,682	19,250,635

NOTE 5– PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Vehicles	$326,506	$417,666
Furniture and equipment	474,546	474,546
Technology development and software	8,397,055	5,777,504
Leasehold improvements	170,701	136,386
Total property and equipment	9,368,808	6,806,102
Less: accumulated depreciation and amortization	2,895,331	1,628,225
Property and equipment, net	$6,473,477	$5,177,877

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At September 30, 2019, capitalized technology development costs were $8,189,044, which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred for the three-month and nine-month periods ended September 30, 2019 were $1,420,405 and $4,371,267, respectively, of which $699,982 and $2,619,551, respectively, was capitalized and $720,423 and $1,751,716, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2019 were $386,519 and $1,018,551, respectively. Depreciation on furniture and equipment for the three-month and nine-month periods ended September 30, 2019 was $87,152 and $264,782, respectively. Total technology development costs incurred for the three-month and nine-month periods ended September 30, 2018 were $1,012,970 and $2,125,868, respectively of which $778,592 and $1,396,662, respectively was capitalized and $234,378 and $729,206, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2018 was $213,801 and $572,631, respectively. Depreciation on furniture and equipment for the three-month and nine-month periods ended September 30, 2018 was $33,868 and $98,632, respectively.

NOTE 6 – LEASES

As of September 30, 2019, the Company has entered into operating leases related to certain of its offices, facilities and equipment. The initial terms expire at various dates between 2019 and 2021. Many of the leases include renewal options ranging from one to ten years. The current portion of our operating lease liabilities as of September 30, 2019 is $533,759 and is included in accounts payable and accrued liabilities.

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three-month and nine-month periods ended September 30, 2019 was $330,079 and $980,406, respectively.

Supplemental cash flow information related to operating leases was as follows:

Nine Months Ended September 30, 2019
Cash payments for operating leases	$700,603

New operating lease assets obtained in exchange for operating lease liabilities	$375,455

The following table summarizes the future minimum payments for operating leases at December 31, 2018 due in each year ending December 31,

2019	$174,158
2020	581,965
2021	279,636
Thereafter	-
$1,035,759

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accounts payable	$7,838,037	$7,528,003
Operating lease liability-current portion	533,759	-
Accrued payroll	669,822	877,180
State and local taxes	232,582	1,073,649
Other accrued expenses	1,472,427	1,076,081
	$10,746,627	$10,554,913

NOTE 8 – NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is February 8, 2020.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through September 30, 2019 and 8.5% through maturity which is March 31, 2020. Unamortized debt discount of $146,167 and $334,998 as of September 30, 2019 and December 31, 2018, respectively.	667,000	667,000

Line of credit-floor plan dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at September 30, 2019 was 7.5%. Principal and interest are payable on demand.	8,120,249	8,866,894

Loan Agreement with Hercules Capital Inc. dated April 30, 2018 and as amended for tranche II on October 30, 2018. Tranche I- Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on June 1, 2019 through maturity which is May 1, 2021. Trance II-Interest payable monthly at 11.0%. Principal payable at maturity on October 1, 2021. Unamortized debt issuance costs of $1,547,412 as of December 31, 2018.	-	10,857,500

Line of credit-floor plan dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at September 30, 2019 of 5.0%. Principal and interest are payable on demand.	43,591,982	47,505,607

Less: Debt discount	(146,167)	(1,882,410)
	$53,566,398	$67,347,925
Current portion	53,566,398	58,555,006
Long-term portion	$-	$8,792,919

Line of Credit-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. The available credit under the NextGear Credit Line is $70,000,000. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the three-month and nine-month periods ended September 30, 2019 was $693,024 and $2,203,915, respectively.

Line of Credit-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into the Credit Facility with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25 million in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2019 was $157,343 and $416,017, respectively. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2018 was $18,123 and $27,724, respectively.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the nine-month period ended September 30, 2019 in the Condensed Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

Notes Payable-Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 1,161,920 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on March 31, 2020. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in March 2020 using the effective interest method. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2019 was $80,899 and $231,235, respectively, which included debt discount amortization of $66,608 and $188,831, respectively, for the three-month and nine-month periods ended September 30, 2019.

NOTE 9 – CONVERTIBLE NOTES

As of September 30, 2019, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Face Amount	DebtDiscount	CarryingAmount
Convertible senior notes	$30,000,000	$10,924,782	$19,075,218
Convertible notes-Autosport
$1,536,000 unsecured note	1,536,000	379,104	1,156,896
$500,000 unsecured note	500,000	10,522	489,478
$257,933 unsecured note	257,933	24,476	233,457
	32,293,933	$11,338,884	20,955,049
Less: Current portion	(1,234,936)		(1,234,936)
Long-term portion	$31,058,997		$19,720,113

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

In connection with the Note Offering, the Company entered into a registration rights agreement with JMP Securities, pursuant to which the Company has agreed to file with the SEC an automatic shelf registration statement, if the Company is eligible to do so and has not already done so, and, if the Company is not eligible for an automatic shelf registration statement, then in lieu of the foregoing the Company shall file a shelf registration statement for the registration of, and the sale on a continuous or delayed basis by the holders of, all of the Notes pursuant to Rule 415 or any similar rule that may be adopted by the Commission, and use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act on the day that is 120 days after May 9, 2019.  The Company filed a Registration Statement on Form S-3, which was declared effective on August 30, 2019.

As of September 30, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

We account for the Notes in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using an implied discount rate of 20.5%. The carrying amount of the equity component representing the conversion option was $8.5 million and was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We further valued a derivative liability in connection with the interest make-whole provision at $1,330,000 at issuance based on a Monte-Carlo Simulation using a volatility of 85% and a risk-free rate of 2.3%. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $630,000 and $820,000 being recorded in other income for the three-month and nine-month periods ended September 30, 2019. The value of the derivative liability as of September 30, 2019 is $510,000.

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the debt component were $1,790,088 and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $754,375 as of September 30, 2019 and are netted with the equity component of the Notes in stockholders' equity. Transactions costs attributable to the derivative liability were $118,038 and were expensed during the nine-month period ended September 30, 2019.

The interest expense recognized related to the Notes was as follows:

	Three- Months Ended September 30, 2019	Nine- Months Ended September 30, 2019
Contractual interest expense	$506,250	$798,750
Amortization of debt discounts	495,778	695,306
Total	$1,002,028	$1,494,056

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

NOTE 10 – STOCKHOLDERS' EQUITY

On January 9, 2017, the Company's Board of Directors approved, subject to stockholder approval, the adoption of the Plan. On June 30, 2017, the Plan was approved by the Company's stockholders at the 2017 Annual Meeting of Stockholders. Also, amendments to the Plan were approved by the Company's Board of Directors and stockholders during 2018 and 2019. The purposes of the Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers ("Eligible Individuals") by providing them with an opportunity to acquire or increase a proprietary interest in the Company and to incentivize them to expend maximum effort for the growth and success of the Company, so as to strengthen the mutuality of the interests between such persons and the stockholders of the Company. The Plan allows the Company to grant a variety of stock-based and cash-based awards (“Awards”) to Eligible Individuals. The Plan, as amended, authorizes 4,000,000 shares of Class B Common Stock to be covered by such awards and as of September 30, 2019 Awards covering 852,438 shares remain available for issuance under the Plan. As of September 30, 2019, Awards covering 590,917 shares had vested and 438,300 of the underlying shares had been delivered. As of September 30, 2019, Awards under the Plan covering 2,556,646 remain outstanding and unvested, comprised of 2,447,456 RSUs and 109,190 stock options (“Options”). The Awards generally vest over a three-year period as follows: (i) 20% at the end of the 13th month following the grant date; (ii) 30% pro-rata monthly during the following twelve months, and (iii) 50% pro-rata during the following twelve months. The fair value of the RSUs is based on the stock price on the grant date while the fair value of the Options is based on Black-Scholes valuation as of the grant date and includes a 30% discount for lack of marketability. The fair value of the Awards is amortized ratably over the period from the grant date through the vesting. Included in the outstanding Awards are 985,000 RSUs subject to the achievement of certain revenue, profitability and stock price thresholds through September 2020. At the time of each Award grant, the Company estimates forfeiture rates based on the historic employee behavior under similar stock-based compensation plans; thereafter and through final vesting, on a Quarterly basis the Company evaluates both the likelihood of meeting performance criteria for subject Awards and the aggregate Award amortization recognized to date versus the vested amount and makes adjustments as may be required. Compensation expense recognized for all Awards for the three-month and nine-month periods ended September 30, 2019 is $689,130 and $2,335,242, respectively. As of September 30, 2019, the Company has approximately $5,892,263 in unrecognized stock-based compensation, which the Company expects to recognize over a weighted-average period of approximately 1.0 years. Compensation expense recognized for Awards during the three-month and nine-month periods ended September 30, 2018 was $417,689 and $1,093,784, respectively.

 On February 11, 2019, the Company completed an underwritten public offering of 1,276,500 shares of its Class B Common Stock at a price of $5.55 per share for net proceeds to the Company of approximately $6.5 million. The completed offering included 166,500 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option.

 On May 9, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "Private Placement") an aggregate of 1,900,000 shares of its Class B Common Stock, at a purchase price of $5.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7% of the gross proceeds in the Private Placement. The Private Placement closed on May 17, 2019. The net proceeds for the Private Placement were approximately $8.6 million

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and nine-month periods ended September 30, 2019 and 2018:

	Three-months Ended September 30		Nine-months Ended September 30
	2019	2018	2019	2018
Selling, General and Administrative:
Compensation	$8,056,730	$1,928,606	$24,274,523	$4,859,509
Advertising and marketing	3,288,545	4,096,521	14,740,227	7,448,656
Professional fees	440,575	246,032	1,730,792	692,492
Technology development	720,423	234,378	1,751,716	729,206
General and administrative	6,504,666	1,926,024	21,961,262	4,127,698
	$19,010,939	$8,431,561	$64,458,520	$17,857,561

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine-months ended September 30, 2019 and 2018:

	Nine-Months Ended September 30,
	2019	2018
Cash paid for interest	$3,154,806	$207,255
Convertible notes payable issued in acquisition	$2,293,933	$-

NOTE 13 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On September 30, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

No current provision for Federal income taxes was required for the three-month and nine-month periods ended September 30, 2019 and 2018 due to the Company's operating losses. At December 31, 2018, the Company had operating loss carryforwards of approximately $30,961,231, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $8,112,626 for the periods ended December 31, 2018. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 14 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 2,447,456 of RSUs, 109,190 of stock options, 330,591 of warrants to purchase shares of Class B Common Stock and 5,583,622 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of September 30, 2019, the Company had promissory notes of $370,556 and accrued interest of $15,792 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of a private placement on March 31, 2017. Interest expense on the promissory notes for the three-month and nine-month periods ended September 30, 2019 was $44,944 and $128,464, respectively, which included debt discount amortization of $37,005 and $104,906, respectively. Interest expense on the promissory notes for the three-month and nine-month periods ended September 30, 2018 was $37,316 and $104,926, respectively, which included debt discount amortization of $29,377 and $83,281, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations and included in accrued interest under Current liabilities in the Consolidated Balance Sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of September 30, 2019, and December 31, 2018, we were not aware of any threatened or pending material litigation.

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

NOTE 18 - SEGMENT REPORTING

Based on the way the Company manages its business, the Company has determined that it currently operates two reportable segments: 1) vehicle distribution and 2) vehicle logistics and transportation services. Our vehicle distribution segment consists of the distribution of powersports and automotive and is anchored on a proprietary supply chain and distribution software platform that is supported with our mobile-first web and application strategy. Our technology platform enables efficient preowned vehicle acquisition and distribution, which allows us to maximize inventory value and reduce inventory risk by penetrating the entire vehicle supply chain in a faster and more cost-efficient manner. Our agnostic acquisition approach creates instant liquidity for both consumers and dealers and provides increased control over our inventory, enabling us to adjust our inventory in response to unforeseen market dynamics while allowing us to make swift decisions to benefit sales volume and margins. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. In the normal course of operations, our vehicle logistics and transportation services business provide transportation services to our vehicle distribution business, which is a related party. Billings for such services are based on negotiated rates, which approximates fair value, and are reflected as revenue of the billing segment. Revenue and cost of revenue for such services are eliminated in the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2019. Our Chief Executive Officer focuses on results in assessing operating performance and allocating resources for each of our segments. Furthermore, the Company offers similar products and services and uses similar processes to sell those products and services to similar classes of customers throughout the United States.

	Vehicle Distribution	Vehicle Logistics and Transportation	Eliminations	Total
Three-Months Ended September 30, 2019
Total assets	$135,423,750	$4,768,968	$(25,268,804)	$114,923,914
Revenue	$214,261,777	$8,191,939	$(2,133,393)	$220,320,323
Operating income (loss)	$(8,095,831)	$625,747	$-	$(7,470,084)
Depreciation and amortization	$471,819	$1,851	$-	$473,670
Interest expense	$2,031,105	$593	$-	$2,031,697

Three-Months Ended September 30, 2018
Total assets	$24,232,028	$-	$-	$24,232,028
Revenue	$19,255,022	$-	$-	$19,255,022
Operating income (loss)	$(6,672,796)	$-	$-	$(6,672,796)
Depreciation and amortization	$247,669	$-	$-	$247,669
Interest expense	$333,448	$-	$-	$333,448

Nine-Months Ended September 30, 2019
Total assets	$135,423,750	$4,768,968	$(25,268,804)	$114,923,914
Revenue	$696,260,140	$25,197,581	$(7,779,735)	$713,677,986
Operating income (loss)	$(25,723,581)	$1,604,835	$-	$(24,118,746)
Depreciation and amortization	$1,277,779	$5,554	$-	$1,283,333
Interest expense	$5,350,948	$741	$-	$5,351,689
Loss on early extinguishment of debt	$1,499,250	$-	$-	$1,499,250

Nine-Months Ended September 30, 2018
Total assets	$24,232,028	$-	$-	$24,232,028
Revenue	$41,249,761	$-	$-	$41,249,761
Operating income (loss)	$(14,698,658)	$-	$-	$(14,698,658)
Depreciation and amortization	$671,264	$-	$-	$671,264
Interest expense	$657,788	$-	$-	$657,788

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

Acquisition of Wholesale and Wholesale Express

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with our newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder, and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as our wholly-owned subsidiary. Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC ("Wholesale Express"). On October 30, 2018 (the "Acquisition Date"), we completed the Wholesale Merger and Express Acquisition. Wholesale is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express is a related logistics company. The results of operations of Wholesale and Wholesale Express from the Acquisition Date to December 31, 2018 (the "Wholesale Acquisition Period") are included in the Company's condensed consolidated financial statements for the year ended December 31, 2018. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale and Wholesale Express for periods before the Acquisition Date.

Acquisition of Autosport

On February 3, 2019 (the "Autosport Closing Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note"). The results of operations of Autosport from the Autosport Closing Date to September 30, 2019 (the "Autosport Acquisition Period," and together with the Wholesale Acquisition Period, the "Acquisition Period") are included in the Company's condensed consolidated financial statements for the nine-months ended September 30, 2019. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Closing Date.

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

For the three and nine-months ended September 30, 2019, our vehicle distribution segment accounted for 96.3% and 96.5%, respectively, of our total revenue and approximately 86.2% and 88.3%, respectively, of our total gross profit and our vehicle logistics and transportation service segment accounted for approximately 3.7% and 3.5%, respectively, of our total revenue and approximately 13.8% and 11.7%, respectively, of our total gross profit.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019	2018	2019	2018
Vehicles sold	10,894	2,875	36,925	5,766
Vehicle inventory available on website	2,820	932	2,820	932
Regional Partners	14	11	14	11
Average days to sale	26	32	25	32
Total vehicle revenue	$214,261,777	$ 19,018,944	$696,260,140	$ 40,933,250

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

Key Operations Metrics - Powersports

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019 (1)	2018 (1)	2019 (1)	2018 (1)
Key Operation Metrics:
Vehicles sold	3,623	2,875	10,903	5,766

Total Powersports Revenue	$27,153,474	$19,018,944	$84,388,321	$40,933,250
Gross Profit	$2,912,604	$ 2,282,669	$10,246,628	$4,525,543
Gross Profit per vehicle	$804	$ 815	$940	$ 804
Gross Margin	10.7%	12.0%	12.1%	11.1%
Average selling price	$7,495	$ 6,788	$7,740	$ 7,274

Consumer:
Vehicles sold	209	264	790	490

Total Consumer Revenue	$2,181,424	$2,282,830	$7,106,546	$4,548,254
Gross Profit	$638,081	$463,315	$1,870,002	$880,714
Gross Profit per vehicle	$3,053	$1,755	$2,367	$1,797
Gross Margin	29.3%	20.3%	26.3%	19.4%
Average selling price	$10,437	$8,647	$8,996	$9,282

Dealer:
Vehicles sold	3,414	2,611	10,113	5,276

Total Dealer Revenue	$24,972,050	$16,736,114	$77,281,775	$36,384,996
Gross Profit	$2,274,523	$1,819,354	$8,376,626	$3,644,829
Gross Profit per vehicle	$666	$ 717	$828	$ 710
Gross Margin	9.1%	10.9%	10.8%	10.0%
Average selling price	$7,315	$ 6,594	$7,642	$ 7,083
__________________
(1)  The metrics for cost of sales only include amounts identified as specific to a vehicle sold and does not include certain other amounts that are not specific to a vehicle but are included in cost of sales in the accompanying financial statements.

Key Operations Metrics - Automotive

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019(1)	2018	2019(1)	2018
Key Operation Metrics:
Total vehicles sold	7,271	-	26,022	-

Total Automotive Revenue	$187,108,303	-	$611,871,819	-
Gross Profit	$7,563,097	-	$26,858,532	-
Gross Profit per vehicle	$1,040	-	$1,032	-
Gross Margin	4.0%	-	4.4%	-
Average selling price	$25,734	-	$23,514	-

Consumer:
Vehicles sold	603	-	2,115	-

Total Consumer Revenue	$17,039,127	-	$56,591,480	-
Gross Profit	$2,103,975	-	$6,680,456	-
Gross Profit per vehicle	$3,489	-	$3,159	-
Gross Margin	12.3%	-	11.8%	-
Average selling price	$28,257	-	$26,757	-

Dealer:
Vehicles sold	6,668	-	23,907	-

Total Dealer Revenue	$170,069,176	-	$555,280,339	-
Gross Profit	$5,459,122	-	$20,178,076	-
Gross Profit per vehicle	$819	-	$844	-
Gross Margin	3.2%	-	3.6%	-
Average selling price	$25,505	-	$23,227	-
__________________
(1)  The metrics for cost of sales only include amounts identified as specific to a vehicle sold and does not include certain other amounts that are not specific to a vehicle but are included in cost of sales in the accompanying financial statements.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Revenue	$8,191,939	$-	$25,197,581	$-

Vehicles Delivered	20,008	-	62,015	-

Gross Profit	$1,705,961	$-	$4,894,565	$-

Gross Profit Per Vehicle Delivery	$85	$-	$79	$-
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

●
Vehicle Service Contracts. At the time of pre-owned vehicle sale, we provide customers, on behalf of unrelated third parties who are the primary obligors, a range of other related products and services, including extended protection plans ("EPP") products and vehicle appearance protection. EPP products include extended service plans , which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection ("GAP"), which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft. Vehicle appearance protection includes products aimed at maintaining vehicle appearance. We receive commissions from the sale of these product and service contracts and have no contractual liability to customers for claims under these products. The EPPs and vehicle appearance protection currently offered to consumers provides coverage up to 60 months (subject to mileage limitations), while GAP covers the customer for the term of their finance contract. Commission revenue will be recognized at the time of sale, net of a reserve for estimated contract cancellations. The reserve for cancellations will be estimated based upon historical industry experience and recent trends and will be reflected as a reduction of other sales revenue in the accompanying Consolidated Statements of Operations and a component of Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Our risk related to contract cancellations is limited to the revenue that we receive.

Vehicle Logistics and Transportation Service

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

Interest Expense

Interest expense includes interest incurred on notes payable and other long-term debt, which was used to fund startup costs and expenses, technology development, inventory, our transportation fleet, property and equipment and the acquisition of NextGen Dealer Solutions, LLC ("NextGen").

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale or Wholesale Express for periods before the Acquisition Date and Autosport for the periods before the Autosport Closing Date.

	For the Three-Months ended September 30, 2019
	Vehicle Distribution	Vehicle Logistics and Transportation Services	Elimination	Total	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$27,153,474	$-	$-	$27,153,474	$18,975,968
Automotive (1)	187,108,303	-	-	187,108,303	-
Transportation (1)	-	8,191,939	(2,133,393)	6,058,546	-
Other	-	-	-	-	279,054
Total Revenue	214,261,777	8,191,939	(2,133,393)	220,320,323	19,255,022

Cost of Revenue:
Powersports	24,280,599	-	-	24,280,599	17,248,588
Automotive (1)	179,672,614	-	-	179,672,614	-
Transportation (1)	-	6,485,978	(2,133,393)	4,352,585	-
Other	-	-	-	-	-
Total Cost of Revenue	203,953,213	6,485,978	(2,133,393)	208,305,798	17,248,588

Gross Profit	$10,308,564	$1,705,961	$-	$12,014,525	$2,006,434
_______________________________
(1)  Inclusive only of the Acquisition Period.

	For the Nine-Months ended September 30, 2019
	Vehicle Distribution	Vehicle Logistics and Transportation Services	Elimination	Total	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$84,388,321	$-	$-	$84,388,321	$40,858,916
Automotive (1)	611,871,819	-	-	611,871,819	-
Transportation (1)	-	25,197,581	(7,779,735)	17,417,846	-
Other	-	-	-	-	390,845
Total Revenue	696,260,140	25,197,581	(7,779,735)	713,677,986	41,249,761

Cost of Revenue:
Powersports	74,367,614	-	-	74,367,614	37,419,594
Automotive (1)	585,163,984	-	-	585,163,984	-
Transportation (1)	-	20,303,016	(7,779,735)	12,523,281	-
Other	-	-	-	-	-
Total Cost of Revenue	659,531,598	20,303,016	(7,779,735)	672,054,879	37,419,594

Gross Profit	$36,728,542	$4,894,565	$-	$41,623,107	$3,830,167
_______________________________
(1)  Inclusive only of the Acquisition Period.

Vehicle Distribution Segment (Powersports and Automotive)

The following table provides our results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 for the vehicle distribution segment, including key financial information relating to this segment. Our vehicle distribution segment consists of the distribution of powersports and automotive, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Acquisition Date.

The following table provides our results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 for the vehicle distribution segment, including key financial information relating to this segment. Our vehicle distribution segment consists of the distribution of powersports and automotive, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Acquisition Date and Autosport for the periods before the Autosport Closing Date.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$27,153,474	$18,975,968	$84,388,321	$40,858,916
Automotive (1)	187,108,303	-	611,871,819	-
Vehicle sales	214,261,777	18,975,968	696,260,140	40,858,916

Other	-	279,054	-	390,845
Total Revenue	214,261,777	19,255,022	696,260,140	41,249,761

Cost of Revenue:
Powersports	$24,280,599	$17,248,588	$74,367,614	$37,419,594
Automotive (1)	179,672,614	-	585,163,984	-
Vehicle cost of revenue	203,953,213	17,248,588	659,531,598	37,419,594

Gross Profit	10,308,564	2,006,434	36,728,542	3,830,167

Selling, General and Administrative	17,932,576	8,431,561	61,174,343	17,857,561

Depreciation and Amortization	471,819	247,669	1,277,779	671,264

Operating loss	(8,095,831)	(6,672,796)	(25,723,580)	(14,698,658)

Interest expense	2,031,105	333,448	5,350,948	657,788
Change in derivative liability	(630,000)	-	(820,000)	-
Loss on early extinguishment of debt	-	-	1,499,250	-

Net income before provision for income taxes	(9,496,936)	(7,006,244)	(31,753,778)	(15,356,446)

Benefit for income taxes	-	-	-	-

Net loss	$(9,496,936)	$(7,006,244)	$(31,753,778)	$(15,356,446)
__________________
(1)  Inclusive only of the Acquisition Period.

Three-Months Ended September 30, 2019 Versus 2018.

Pre-owned vehicle sales increased by $195,285,809 to $214,261,777 for the three-month period ended September 30, 2019 compared to $18,975,968 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 10,894 for the three-month period ended September 30, 2019 compared to 2,875 for the same period of 2018 and an increase in the average selling price per unit of powersport vehicles sold to $7,495 from $6,788. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in unit sales was also driven by the acquisitions of Wholesale in October 2018 and Autosport in February 2019. We anticipate that the growth in both pre-owned automotive and powersports vehicle unit sales will continue to grow as we: (i) significantly increase the selection and availability of our online pre-owned vehicle inventory; (ii) further enhance our consumer centric website to enabling secure document and payment exchanges between private parties and increase Search Engine Optimization (SEO); and (iii) accelerate our efforts in buying and selling automobiles and trucks to consumers and dealers;(iv) provide financing for vehicles purchased by consumers and dealers through loan origination platform that began late in the quarter ended September 30, 2019; and (v) add cars and trucks to RumbleOn classifieds, which to date has only been available for powersports. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total cost of revenue increased by $186,704,625 to $203,953,213 for the three-month period ended September 30, 2019 compared to $17,248,588 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the three-month period ended September 30, 2019 compared to the same period of 2018. Powersport total cost of revenue increased by $7,032,011 to $24,280,599 for the three-month period ended September 30, 2019 compared to $17,248,588 for the same period in 2018. Automotive total cost of revenue was $179,672,614 for the three-month period ended September 30, 2019.

Nine-Months Ended September 30, 2019 Versus 2018.

Pre-owned vehicle sales increased by $655,401,224 to $696,260,140 for the nine-month period ended September 30, 2019 compared to $40,858,916 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 36,925 for the nine-month period ended September 30, 2019 as compared to 5,766 for the same period of 2018 and an increase in the average selling price per unit of powersport vehicles sold to $7,740 from $7,274. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in unit sales was also driven by the acquisitions of Wholesale in October 2018 and Autosport in February 2019. We anticipate that the growth in both pre-owned automotive and powersports vehicle unit sales will continue to grow as we: (i) significantly increase the selection and availability of our online pre-owned vehicle inventory; (ii) further enhance our consumer centric website to enabling secure document and payment exchanges between private parties and increase Search Engine Optimization (SEO); (iii) accelerate our efforts in buying and selling automobiles and trucks to consumers and dealers (iv) provide financing for vehicles purchased by consumers and dealers through our loan origination platform; and (v) add cars and trucks to RumbleOn Classifieds, which to date has only been available for powersports. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total cost of revenue increased by $622,112,004 to $659,531,598 for the nine-month period ended September 30, 2019 compared to $37,419,594 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold and an increase in the unit cost of the powersport vehicles sold for the nine-month period ended September 30, 2019 compared to the same period of 2018. Powersport total cost of revenue increased by $36,948,020 to $74,367,614 for the nine-month period ended September 30, 2019 compared to $37,419,594 for the same period in 2018. Automotive total cost of revenue was $585,163,984 for the nine-month period ended September 30, 2019.

Powersports

The following table provides the results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018 for our powersports business, which is included in our vehicle distribution segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2019	2018	2019	2018
Powersports
Vehicle revenue:
Consumer	$2,181,424	$2,239,854	$7,106,546	$4,473,920
Dealer	24,972,050	17,015,168	77,281,775	36,775,841
Total vehicle revenue	$27,153,474	$ 19,255,022	$84,388,321	$ 41,249,761

Vehicle gross Profit:
Consumer	$ 638,081	$463,315	$ 1,870,002	$ 880,714
Dealer	2,274,523	1,819,354	8,376,626	3,644,829
Other	(39,729)	(276,235)	(225,922)	(695,376)
Total vehicle gross profit	$2,872,875	$ 2,006,434	$10,020,706	$ 3,830,167

Vehicles sold:
Consumer	209	264	790	490
Dealer	3,414	2,611	10,113	5,276
Total vehicles sold	3,623	2,875	10,903	5,766

Average vehicle selling price:
Consumer	$10.437	$8,484	$8,996	$9,130
Dealer	7,315	6,517	7,642	6,970
Total	$7,495	$ 6,697	$7,740	$ 7,154

Powersports Vehicle Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Total powersports vehicle revenue increased by $7,898,452 to $27,153,474 for the three-month period ended September 30, 2019 compared to $19,255,022 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 3,623 for the three-month period ended September 30, 2019 compared to 2,875 for the same period of 2018 and an increase in the average selling price per unit of powersport vehicles sold to $7,495 from $6,697 The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing, event marketing and expanding usage of both our dealer direct and consumer classified listing site. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Nine-Months Ended September 30, 2019 Versus 2018.

Total powersports vehicle revenue increased by $43,138,560 to $84,388,321 for the nine-month period ended September 30, 2019 compared to $41,249,761 for the same period of 2018. The increase in sales was a result of an increase in the number of pre-owned vehicles sold to 10,903 for the nine-month period ended September 30, 2019 compared to 5,766 for the same period of 2018 and an increase in the average selling price per unit of powersport vehicles sold to $7,740 from $7,154. The increase in vehicles sold was driven by the continued expansion of our business which was highlighted by the growth in visits to the RumbleOn website, continued growth in requests for cash offers by consumers and dealers, expanded levels of availability and selection of inventory for sale, enhanced marketing efforts, increased brand awareness and customer referrals, increased utilization of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing, event marketing and expanding usage of both our dealer direct and consumer classified listing site. Our average selling price depends on the mix of vehicles we acquire, pricing in our markets, our average days to sale and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices increasing or decreasing.

Powersports Cost of Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Powersport cost of vehicle revenue increased by $7,032,011 to $24,280,599 for the three-month period ended September 30, 2019 compared to $17,248,588 for the same period of 2018. The increase was primarily due to an increase in both the number of and the unit cost of pre-owned vehicles sold for the three-month period ended September 30, 2019 compared to the same period of 2018. Powersport cost of vehicle revenue for the three-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $23,233,169 from the sale of 3,623 pre-owned vehicles at an average acquisition cost of $6,413; (ii) reconditioning cost of 197,522; (iii) transportation costs of $810,180; and (iv) other cost of sales of $39,729. For the three-month period ended September 30, 2018, the $17,248,588 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $15,963,970 from the sale of 2,875 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $5,553; (ii) reconditioning costs of $162,836; and (iii) transportation costs of $783,850; and (iv) other cost of sales of $337,932.

Nine-Months Ended September 30, 2019 Versus 2018.

Powersport cost of vehicle revenue increased by $36,948,020 to $74,367,614 for the nine-month period ended September 30, 2019 compared to $37,419,594 for the same period of 2018.The increase was primarily due to an increase in both the number of and the unit cost of pre-owned vehicles sold for the nine-month period ended September 30, 2019 compared to the same period of 2018. Powersport cost of vehicle revenue for the nine-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $71,255,609 from the sale of 10,903 pre-owned vehicles at an average acquisition cost of $6,535, (ii) reconditioning costs of $739,461, (iii) transportation costs of $2,146,622; and (iv) other cost of sales of $225,922. For the nine-month period ended September 30, 2018, the $37,419,594 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $34,808,074 from the sale of 5,766 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $6,037; (ii) reconditioning costs of $404,797; (iii) transportation costs of $1,578,063; and (iv) inventory reserves of $628,660.

Powersports Gross Profit

Three-Months Ended September 30, 2019 Versus 2018.

Powersport vehicle gross profit increased by $866,491 to $2,872,875 for the three-month period ended September 30, 2019 compared to $2,006,434 for the same period in 2018. The increase was primarily due to; (i) an increase in the number of pre-owned vehicles sold and (ii) gross profit per unit sold of $804 or a gross margin of 10.7% compared to $815, or a gross margin of 12.0% for the same period in 2018.

Nine-Months Ended September 30, 2019 Versus 2018.

Powersport vehicle gross profit increased by $6,190,539 to $10,020,706 for the nine-month period ended September 30, 2019 compared to $3,830,167 for the same period in 2018. The increase was primarily due to: (i) an increase in the number of pre-owned vehicles sold and (ii) gross profit per unit sold of $940 or a gross margin of 12.1% for the nine-month period ended September 30, 2019 compared to $804 or a gross margin of 11.1% for the same period of 2018.

Automotive

The following table provides the results of operations for the three-month and nine-month periods ended September 30, 2019 for the automotive business, which is included our vehicle distribution segment, including key financial information relating to the automotive business. Our automotive distribution business was added on the Acquisition Date in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before the Acquisition Date and Autosport for the periods before the Autosport Closing Date.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2019	2018 (1)	2019	2018 (1)
Automotive
Vehicle revenue:
Consumer	$17,039,127	$-	$56,591,481	$-
Dealer	170,069,176	-	555,280,338	-
Total vehicle revenue	$187,108,303	$-	$611,871,819	$-
Other	-	-	-	-
Total revenue	$187,108,303	$-	$611,871,819	$-

Gross Profit:
Consumer	$ 2,103,975	$-	$ 6,680,456	$-
Dealer	5,459,122	-	20,178,076	-
Other	(127,407)	-	(150,699)	-
Total vehicle Gross Profit	$7,435,690	$-	$26,707,835	$-

Vehicles sold:
Consumer	603	-	2,115	-
Dealer	6,668	-	23,907	-
Total vehicles sold	7,271	-	26,022	-

Average selling price:
Consumer	$28,257	$-	$26,757	$-
Dealer	25,505	-	23,227	-
Total	$25,734	$-	$23,514	$-
__________________
(1)  Inclusive only of the Acquisition Period.

Automotive Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Total revenue for the three-month period ended September 30, 2019 was $187,108,303, which included $17,039,127 from sales to consumers and $170,069,176 from sales to dealers. For the three-month period ended September 30, 2019, 7,271 preowned vehicles were sold at an average selling price of $25,734. The number of used vehicles we sell depends on the volume of traffic to our website, inventory selection, branding efforts, effectiveness of marketing, execution of vehicle acquisition strategy, referrals, repeat customers, competitiveness of pricing, competition dynamics and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, new vehicle incentives and other factors with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter annually. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total revenue from the sale to consumers for the three-month period ended September 30, 2019 was $17,039,127 comprised of the sale of 603 preowned vehicles at an average selling price of $28,257.

Total revenue from the sale to dealers for the three-month period ended September 30, 2019 was $170,069,176 comprised of the sale of 6,668 preowned vehicles at an average selling price of $25,505. Substantially all sales to dealers were conducted through third-party auctions.

Nine-Months Ended September 30, 2019 Versus 2018.

Total revenue for the nine-month period ended September 30, 2019 was $611,871,819, which included $56,591,481 from sales to consumers and $555,280,338 from sales to dealers. For the nine-month period ended September 30, 2019, 26,022 preowned vehicles were sold at an average selling price of $23,514. The number of used vehicles we sell depends on the volume of traffic to our website, inventory selection, branding efforts, effectiveness of marketing, execution of vehicle acquisition strategy, referrals, repeat customers, competitiveness of pricing, competition dynamics and general economic conditions. On a quarterly basis, the number of used vehicles we sell is also affected by seasonality, new vehicle incentives and other factors with the lowest relative level of used vehicle sales expected to occur in the fourth calendar quarter annually. Our average selling price will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Total revenue from sale to consumers for the nine-month period ended September 30, 2019 was $56,591,481 comprised of the sale of 2,115 preowned vehicles at an average selling price of $26,757.

Total revenue from sales to dealers for the nine-month period ended September 30, 2019 was $555,280,338 comprised of the sale of 23,907 preowned vehicles at an average selling price of $23,227. Substantially all sales to dealers were conducted through third-party auctions.

Automotive Cost of Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Total cost of revenue for the three-month period ended September 30, 2019 was $179,672,614 which included $15,062,559 from sales to consumers and $164,610,055 from sales to dealers. During the three-month period ended September 30, 2019, we sold 7,271 preowned vehicles that had (i) an acquisition cost of $176,436,888;(ii) reconditioning cost of $828,839; (iii) transportation costs of $2,279,480; and (iv) other costs of sales of $127,407.

Total cost of revenue from sales to consumers for the three-month period ended September 30, 2019 was $15,062,559 comprised of the sale of 603 vehicles that had: (i) an acquisition cost of $14,697,892; (ii) reconditioning costs of $146,592; (iii) transportation costs of $218,075; and (iv) other costs of sales of $127,407. Total cost of revenue from sales to dealers for the three-month period ended September 30, 2019 was $164,610,055 comprised of the sale 6,668 preowned vehicles that had: (i) an acquisition cost of $161,738,996; (ii) reconditioning costs of $682,247; (iii) transportation costs of $2,061,405; and (iv) other costs of sales of $127,407. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Nine-Months Ended September 30, 2019 Versus 2018.

Total cost of revenue for the nine-month period ended September 30, 2019 was $585,163,984, which included $50,061,721 from sales to consumers and $535,102,263 from sales to dealers. During the nine-month period ended September 30, 2019, we sold 26,022 preowned vehicles that had; (i) an acquisition cost of $574,527,904; (ii) reconditioning costs of $4,628,178; (iii) transportation costs of $5,857,203; and (iv) other costs of sales of $150,699.

Total cost of revenue from sales to consumers for the nine-month period ended September 30, 2019 was $50,061,721 comprised of the sale of 2,115 vehicles that had: (i) an acquisition cost of $48,856,097; (ii) reconditioning cost of $531,370; (iii) transportation costs of $650,962; and (iv) other costs of sales of $23,292. Total cost of revenue from sales to dealers for the nine-month period ended September 30, 2019 was $535,102,263 from the sale of 23,907 preowned vehicles that had: (i) an acquisition cost of $525,671,807; (ii) reconditioning cost of $4,096,808; and (iii) transportation costs of $5,206,241; and (iv) other costs of sales of $127,407. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Automotive Gross Profit

Three-Months Ended September 30, 2019 Versus 2018.

Total gross profit for the three-month period ended September 30, 2019 was $7,435,690, which included $2,103,975 from sales to consumers and $5,459,122 from sales to dealers offset by $127,407 of other costs of revenue. Gross profit per vehicle sold to consumers and dealers was $1,040 or a 4.0% gross margin.

Total gross profit per vehicle sold to consumers for three-month period ended September 30, 2019 was $3,489 or a 12.3% gross margin. Total gross profit per vehicle sold to dealers for the three-month period ended September 30, 2019 was $819 or a 3.2% gross margin. On a quarterly basis, our average gross profit per vehicle will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Nine-Months Ended September 30, 2019 Versus 2018.

Total gross profit for the nine-month period ended September 30, 2019 was $26,707,835, which included $6,680,458 from sales to consumers and $20,178,076 from sales to dealers offset by $150,699 of other costs of revenue. Gross profit per vehicle sold to consumers and dealers was $1,032 or a 4.4% gross margin.

Total gross profit per vehicle sold to consumers for nine-month period ended September 30, 2019 was $3,159 or a 11.8% gross margin. Total gross profit per vehicle sold to dealers for the nine-month period ended September 30, 2019 was $844 or a 3.6% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period. On a quarterly basis, our average gross profit per vehicle will depend on the mix of vehicles we acquire, retail prices data, average days to sale targets and our pricing strategy. We may choose to shift our inventory mix to higher or lower cost vehicles, or to raise or lower our prices relative to market to take advantage of supply or demand imbalances which could temporarily lead to average selling prices increasing or decreasing.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations the three-month and nine-month periods ended September 30, 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. Our vehicle logistics and transportation services were added on the Acquisition Date in connection with the Express Acquisition. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale Express for periods before the Acquisition Date.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2019	2018	2019	2018
Transportation

Total revenue	$8,191,939	$-	$25,197,581	$-

Cost of revenue	6,485,978	-	20,303,016	-

Gross profit	1,705,961	-	4,894,565	-

Selling, general and administrative	1,078,363	-	3,284,176	-

Depreciation and amortization	1,851	-	5,554	-

Operating income	625,747	-	1,604,835	-

Interest expense	593	-	741	-

Net Income before income tax	$625,154	$-	$1,604,094	$-

Vehicles delivered	20,008	-	62,015	-

Revenue per delivery	$409	-	$406	-

Gross profit per delivery	$85	$-	$79	$-

Gross margin per delivery	20.8%	$-	19.4%	$-

Vehicle Logistics and Transportation Services Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Total revenue for the three-month period ended September 30, 2019 was $8,191,939 resulting from the transport of 20,008 preowned vehicles at an average price per vehicle of $409. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended September 30, 2019 freight services purchased from Wholesale Express was $2,133,393 and was eliminated in the Condensed Consolidated Statement of Operations for the three-month period ended September 30, 2019.

Nine-Months Ended September 30, 2019 Versus 2018.

Total revenue for the nine-month period ended September 30, 2019 was $25,197,581 resulting from the transport of 62,015 preowned vehicles at an average price per vehicle of $406. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the nine-month period ended September 30, 2019 freight services purchased from Wholesale Express was $7,779,735 and was eliminated in the Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2019.

Vehicle Logistics and Transportation Services Cost of Revenue

Three-Months Ended September 30, 2019 Versus 2018.

Total cost of revenue for the three-month period ended September 30, 2019 was $6,485,978 and was comprised of the delivery of 20,008 units at a delivery cost per unit of $324. Included in cost of revenue is $2,133,393 related to the transport services provided by Wholesale Express to the Company and was eliminated in the Condensed Consolidated Statement of Operations for the three-month period ended September 30, 2019.

Nine-Months Ended September 30, 2019 Versus 2018.

Total cost of revenue for the nine-month period ended September 30, 2019 was $20,303,016 and was comprised of the delivery of 62,015 units at a delivery cost per unit of $327. Included in cost of revenue is $7,779,735 related to the transport services provided by Wholesale Express to the Company and was eliminated in the Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2019.

Vehicle Logistics and Transport Services Gross Profit

Three-Months Ended September 30, 2019 Versus 2018.

Total gross profit for the three-month period ended September 30, 2019 was $1,705,961 or $85 per unit transported. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated in the Condensed Consolidated Statement of Operations.

Nine-Months Ended September 30, 2019 Versus 2018.

Total gross profit for the nine-months ended September 30, 2019 was $4,894,565 or $79 per unit transported. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated in the Condensed Consolidated Statement of Operations.

Selling, general and administrative

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2019	2018	2019	2018
Selling general and administrative:
Compensation and related costs	$8,056,730	$1,928,606	$24,274,523	$4,859,509
Advertising and marketing	3,288,545	4,096,521	14,740,227	7,448,656
Professional fees	440,575	246,032	1,730,792	692,492
Technology development	720,423	234,378	1,751,716	729,206
General and administrative	6,504,666	1,926,024	21,961,262	4,127,698
	$19,010,939	$8,431,561	$64,458,520	$17,857,561

Selling, general and administrative expenses increased by $10,579,378 and $46,600,959, respectively, for the three-month and nine-month periods ended September 30, 2019, compared to the same periods in 2018. The increase is a result of the continued rapid growth and expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution, logistics systems, human resources, marketing, business development, the acquisition of Wholesale, Autosport and Wholesale Express.; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with buying and selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs increased by $6,128,124 and $19,415,014, respectively, for the three-month and nine-month periods ended September 30, 2019, compared to the same periods in 2018. The increases were driven by the rapid expansion of our business and the headcount added through acquisitions of Wholesale, Autosport and Wholesale Express which resulted in increased headcount to support this growth. The Company had 329 employees at September 30, 2019 compared to 89 employees on September 30, 2018. As our business grows, we will continue to add headcount in all areas of the Company, which will result in an increase in compensation and related expenses in absolute dollar terms but will decrease as a percentage of total revenue.

Advertising and marketing decreased by $807,976 and increased by $7,291,571, respectively, for the three-month and nine-month periods ended September 30, 2019, compared to the same periods in 2018. The decrease in marketing spend for the three-month period ended September 30, 2019 compared to the same period in 2018 was driven by a significant reduction in cost per lead for acquisition of inventory. The expanded data from our cash offer system as well as ongoing software enhancements that leverage the data obtained through the cash offer process are proving to further expand our marketing presence at much lower costs on a per unit and per lead basis. Further the positive results from higher than expected conversion of RumbleOn Classified listings to unit acquisition has proven to be a successful inventory source resulting in lower overall customer acquisition costs.  The increase in marketing spend for the nine-month period ended September 30, 2019 compared to the same period of 2018 is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns. We are continuing to successfully develop our omnichannel marketing strategy, targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to a strong social media marketing strategy, our digital paid advertising efforts also include programmatic, display advertisements, IP and Geo-Targeting, cascading data retargeting, organic search and content creation, video marketing, personalized automation, and aggressive event and experiential marketing. Our traditional mediums have expanded further into localized radio, OOH advertising and the production of future television and connected TV brand awareness advertising for 2020. We believe our lifestyle focus of nurturing the buyer/seller personas of both consumers and dealers ensures loyalty which will drive both high participation in the buying and selling process, while increasing referrals and third-party partnerships. This nurturing will scale tremendously as we prepare to launch personalized video experiences, unique to each user looking to acquire a cash offer through the end of 2019 and the appendage and unification of our current user data, to provide a more targeted message for each stage of the customers' journey. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platforms and the overall user experience. As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue.

Professional fees increased by $194,543 and $1,038,300, respectively, for the three-month and nine-month periods ended September 30, 2019, compared to the same periods in 2018. These increases were primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) the public offerings of Class B Common Stock (ii) debt financings; (iii) acquisition activities; (iv) general corporate matters; (v) the preparation of quarterly and annual financial statements; and (vi) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 4 – "Acquisition", Note 8 - "Notes Payable”, Note 9 - "Convertible Notes" and Note 10 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statement.

Technology development expenses increased by $486,045 and $1,022,510, respectively, for the three-month and nine-month periods ended September 30, 2019 compared to the same periods in 2018. The increases was a result of increases in headcount and costs and expenses associated with third-party contractors to meet the increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. Total technology costs and expenses capitalized for the three-month and nine-month periods ended September 30, 2019 were $699,982 and $2,619,551, respectively, compared to $778,592 and $1,396,662, respectively, for the same periods in 2018. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2019 were $386,519 and $1,018,551 respectively, compared to $213,801 and $572,631, respectively, for the same periods of 2018. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses for the three-month and nine-month periods ended September 30, 2019 increased $4,578,642 and $17,833,564, respectively, compared to the same periods in 2018. Costs and expenses for (i) transportation, auction and buy fees associated with selling vehicles; (ii) insurance; (iii) utilities; (iv) office supplies; (v) process application software;and (vi) rent increased significantly as a result of the continued progress made and growth experienced in the development of our business, expansion of our Dallas and Nashville operations centers and meeting the requirements of being a public company.

Depreciation and Amortization

Depreciation and amortization for the three-month and nine-month periods ended September 30, 2019 increased $226,001 and $612,069, respectively, compared to the same periods in 2018. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and nine-month periods ended September 30, 2019 including capitalized technology acquisition and development costs of $699,982 and $2,619,551, respectively. For the three-month and nine-month periods ended September 30, 2019 amortization of software development costs increased $172,718 and $445,920, respectively, compared to the same periods in 2018. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements for the three-month and nine-month periods ended September 30, 2019 decreased $53,284 and 166,150, respectively, compared to the same periods in 2018.

Interest Expense

Interest expense for the three-month and nine-month periods ended September 30, 2019 increased by $1,698,250 and $4,693,901, respectively, compared to the same periods in 2018. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note in the amount of $1,333,334, issued to NextGen (the "NextGen Note"); and (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) Notes; and (vi) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; (iii) the amortization of the debt issuance costs on the Hercules Loan, Notes and Convertible Notes-Autosport; and (iv) amortization of transaction costs on the Notes. Interest expense on the Hercules Loan for the three-month and nine-month periods ended September 30, 2019 was $0 and $758,466, respectively, and included $0 and $342,841, respectively, of debt issuance cost amortization. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2019 was $80,899 and $231,235, respectively. Interest expense on the NextGear Note for the three-months and nine-month periods ended September 30, 2019 was $693,624 and $2,203,915, respectively. Interest expense on the Line of Credit-Floor Plans for the three-month and nine-month periods ended September 30, 2019 was $157,343 and $416,017, respectively. Interest Expense for the three-month and nine-month periods for the Convertible Notes-Autosport were $67,634 and $163,730, respectively, and included $31,045 and $81,084, respectively, of debt discount amortization. Interest Expense for the three-month and nine-month periods for the Notes was $1,002,027 and $1,494,056, respectively and included $495,778 and $695,306, respectively, of debt discount and transaction fee amortization. Interest expense on the Hercules Loan for the three-month and nine-month periods ended September 30, 2018 was $226,311 and $375,427, respectively, and included $88,950 and $146,607, respectively, of debt issuance cost amortization. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2018 was $67,169 and $188,867, respectively, which included $52,879 and $149,906 of debt discount amortization, respectively. Interest expense on the NextGen Note for the three-month and nine-month periods ended September 30, 2018 was $21,845 and $65,770, respectively. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2018 was $18,123 and $27,724, respectively.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the three and nine-month periods ended September 30, 2019 in the Condensed Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

Derivative Liability

In connection with the Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $1,330,000 based on a Monte-Carlo Simulation using a volatility of 85% and a risk-free rate of 2.3%. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $630,000 and $820,000 being recorded in other income for the three-month and nine-month periods ended September 30, 2019. The value of the derivative liability as of September 30, 2019 is $510,000.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(8,871,781)	$(7,006,244)	$(30,149,685)	$(15,356,446)
Add back:
Interest expense including debt extinguishment	2,031,697	333,448	6,850,939	657,788
Depreciation and amortization	473,670	247,669	1,283,333	671,264
EBITDA	(6,366,414)	(6,425,127)	(22,015,413)	(14,027,394)
Non-cash-stock-based compensation	689,130	417,689	2,335,242	1,093,784
Acquisition related costs	-	-	378,208	-
Derivative income	(630,000)	-	(820,000)	-
Financing activities	-	-	361,000	-
Litigation expenses	-	-	61,446	-
Severance	1,079,438	-	1,079,438	-
New business development	426,885	-	1,173,928	-
Technology implementation costs and expenses	-	-	368,742	-
Facility closure and lease termination	48,676	-	711,861	-
Adjusted EBITDA	$(4,752,285)	$(6,007,438)	$(16,365,548)	$(12,933,610)

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the nine-months ended September 30, 2019 and 2018:

	Nine-Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(25,792,934)	$(14,891,831)
Net cash used in investing activities	(3,413,931)	(1,455,868)
Net cash provided by financing activities	26,816,119	19,358,649
Net increase (decrease) in cash	$(2,390,746)	$3,010,950

Operating Activities

Net cash used in operating activities increased $10,901,103 to $25,792,934 for the nine-months ended September 30, 2019, compared to the same period in 2018. The increase in net cash used is primarily due to a $14,793,239 increase in our net loss and increase of $347,811 of working capital and an increase of $3,544,327 increase in non-cash expense items. The increase in the net loss and use of working capital for the nine-months ended September 30, 2019 was a result of the continued expansion and progress made on our business plan, including a significant increase in marketing and advertising spend in connection the launch of the Company's website, acquisition of vehicle inventory, continue development of the Company's business.

Investing Activities

Net cash used in investing activities increased $1,958,063 to $3,413,931 for the nine-months ended September 30, 2019, compared to the same period in 2018. The increase in cash used for investment activities was primarily for the Autosport Acquisition and an increase of $1,222,889 in costs incurred for technology development compared to the same period of 2018. On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent Earn-Out Shares for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to the Second Convertible Note.

On October 26, 2018, we entered into the Merger Agreement with the Merger Sub, Holdings, Wholesale, the Stockholders, the Representative, and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the Wholesale Merger. Also on October 26, 2018, we entered into the Purchase Agreement with the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which the Company completed the Express Acquisition. On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders the Stock Consideration. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

Financing Activities

Net cash provided by financing activities increased $7,457,470 to $26,816,119 for the nine-month period ended September 30, 2019, compared to the same period in 2018. This increase is primarily a result of $15,155,547 and $27,455,537 of net proceeds received from the sale of 3,176,500 shares of Class B common stock in the February 2019 Public Offering (as defined below) and the 2019 Private Placement (as defined below) and the 2019 Note Offering (as defined below), and advances under our floor plan line of credit, respectively (each as described below) offset by a $11,134,695 payoff of the Hercules Loan (as defined below).

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

On April 30, 2018 (the "Closing Date"), the Company, and its wholly owned subsidiaries, (collectively the "Initial Borrowers"), entered into the "Loan Agreement with Hercules pursuant to which Hercules could provide one or more term loans in an aggregate principal amount of up to $15.0 million (the "Hercules Loan"). Under the terms of the Loan Agreement, $5.0 million was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan had an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan was subject to various covenants, including gross profit and EBITDA.

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

The Hercules Loan was secured by a grant of a security interest in substantially all assets (the "Collateral") of the Initial Borrowers, except the Collateral did not include (a) certain outstanding equity of Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of Borrowers, if any. As noted above, we paid off the Hercules Loan in full and terminated the Loan Agreement with proceeds from the 2019 Private Placement.

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

On October 26, 2018, we entered into the Merger Agreement with the Merger Sub, Holdings, Wholesale, the Stockholders, the Representative, and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the Wholesale Merger. . On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

 Also on October 26, 2018, we entered into the Purchase Agreement with the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which the Company completed the Express Acquisition. On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders the Stock Consideration. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

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

On the October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"), as lender, pursuant to that certain Demand Promissory Note and Loan and Security Agreement and Amendment thereto, each dated as of the Acquisition Date. The available credit under the NextGear Credit Line is initially $63,000,000, will decrease to $55,000,000 after February 28, 2019 and will decrease to zero dollars after October 31, 2019.

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

Investment in Growth

At September 30, 2019, our principal sources of liquidity were cash and cash equivalents totaling $13,394,156. Since inception, our operations have been financed primarily by net proceeds from the sales of shares of our Class B common stock and proceeds from the issuance of indebtedness. We have incurred cumulative losses of $64,354,439 from our operations through September 30, 2019 and expect to incur additional losses in the future. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. However, our cash requirements for the next twelve months are significant as we have begun to aggressively invest in the growth of our business, and we expect this investment to continue. We plan to invest heavily in inventory, marketing, technology and infrastructure to support the growth of the business. These investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

On October 26, 2018, we entered into the Merger Agreement with the Merger Sub, Holdings, Wholesale, the Stockholders, the Representative, and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the Wholesale Merger. . On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

 Also on October 26, 2018, we entered into the Purchase Agreement with the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which the Company completed the Express Acquisition. On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders the Stock Consideration. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

The Express Acquisition and Autosport Acquisition were accounted under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the cost, including transaction costs was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire Wholesale, Wholesale Express and Autosport based upon the fair value of the consideration paid.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a qualitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are the business segments as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU "016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its condensed consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. The Company does not expect adoption of ASU 2016-13 to have a material impact on its condensed consolidated financial statements.

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

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019.

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

RUMBLEON, INC.

Date: November 12, 2019	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)