Form 10-K
period 2019-12-31
RumbleON, Inc.
filed 2020-05-29
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 001-38248

RumbleOn, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W Walnut Hill Lane Irving TX	75038
(Address of Principal Executive Offices)	(Zip Code)

(469) 250-1185
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	RMBL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $69.4 million.

The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 26, 2020 was 2,162,716 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 26, 2020.

RUMBLEON, INC.
Table of Contents to Annual Report on Form 10-K
for the Year Ended December 31, 2019

PART I

In this Annual Report on Form 10-K, "we," "our," "us," "RumbleOn," and "the Company" refer to RumbleOn Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

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

●
There is substantial doubt about our ability to continue as a going concern;

●
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results and financial condition may be harmed;

●
We may fail to maintain our listing on The Nasdaq Stock Market;

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

●
The recent outbreak of COVID-19 will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity;

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

●
We are subject to reduced reporting requirements so long as we are considered a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors;

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

●
Although the Notes are referred to as convertible senior Notes, the Notes are effectively subordinated to any of our future secured debt and structurally subordinated to any liabilities of our subsidiaries;

●
The Notes are our obligations only and a substantial portion of our operations are conducted through, and a substantial portion of our consolidated assets are held by, our subsidiaries;

●
Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes and any other debt;

●
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes;

●
The trading price for our Class B Common Stock may be volatile and could be subject to wide fluctuations in per share price which could adversely impact the trading price of the Notes;

●
We may incur substantially more debt in the future or take other actions which would intensify the risks discussed in these risk factors;

●
We may not have the ability to raise the funds necessary to settle the Notes in cash on a conversion, to repurchase the Notes on a fundamental change, or to repay the Notes at maturity. In addition, the terms of our future debt may contain limitations on our ability to pay cash on conversion or repurchase of the Notes;

●
Redemption may adversely affect the return on the Notes;

●
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results;

●
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our Class B Common Stock;

●
Future sales of our Class B Common Stock or equity-linked securities in the public market could lower the market price for our Class B Common Stock and adversely impact the trading price of the Notes;

●
Holders of Notes are not entitled to any rights with respect to our Class B Common Stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our Class B Common Stock;

●
The conditional conversion feature of the Notes could result in holders receiving less than the value of our Class B Common Stock into which the Notes would otherwise be convertible;

●
On conversion of the Notes, holders may receive less valuable consideration than expected because the value of our Class B Common Stock may decline after holders exercise their conversion rights but before we settle our conversion obligation;

●
The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate holders for any lost value of their Notes as a result of such transaction or redemption;

●
The conversion rate of the Notes may not be adjusted for dilutive events;

●
Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes;

●
Certain provisions in the indenture governing the Notes may delay or make it more expensive for a third party to acquire us;

●
Holders of Notes are not entitled to receive any shares of our Class B Common Stock otherwise deliverable upon conversion of the Notes to the extent that such receipt would cause such holders to become, directly or indirectly, a beneficial owner of shares of our Class B Common Stock in excess of 4.99% of the total number of the shares of our Class B Common Stock then issued and outstanding;

●
We cannot assure you that an active trading market will develop for the Notes;

●
Any adverse rating of the Notes may cause their trading price to fall; and

●
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

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

Item 1.
Business.

Overview

RumbleOn, Inc., a Nevada corporation, is a technology driven, motor vehicle dealer and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, in 2019 we enhanced our platform to accommodate nearly any VIN-specific vehicle, and via our October 2018 acquisition of Wholesale, Inc., we made a concerted effort to grow our cars and light truck categories.

In this Annual Report on Form 10-K (this "Form 10-K"), we refer to RumbleOn, Inc., as "RumbleOn," "RMBL," the "Company," "we," "us," and "our," and similar words. All share amounts included in this Form 10-K have been adjusted for the one-for-twenty reverse stock split of our Class A Common Stock and Class B Common Stock, effective May 20, 2020.

Our Model

RumbleOn's goal is to disrupt the inefficient, friction-laden pre-owned vehicle supply chain through the use of innovative technology. We have created a modern, technology-based platform to acquire and distribute inventory transparently and efficiently at value-oriented prices. We intend to leverage this platform to maximize the overall profit and return on vehicles that RumbleOn buys/sells for its own account, as well to provide both dealers and consumers technology-based tools, financing and logistics-based solutions to simplify their business or aid them through the complex process of buying/selling a vehicle.

Our model is anchored on powerful technology that enables RumbleOn to efficiently acquire, process (including reconditioning, photos and inspection), market and distribute vehicles to dealers and consumers. Collectively, this allows us to maximize inventory value and reduce inventory risk as we effect the entire vehicle supply chain in a faster and more cost-efficient manner. There are two critical inputs that are key to understanding how we do this: 1) our innovative technology and 2) our inventory management.

Innovative Technology

Technology underpins everything at RumbleOn. If you want to disrupt an industry, you have to have answer two fundamental questions:

1)
What can we do to eliminate existing customer pain points?

2)
How do we remove friction from a marketplace?

We leverage technology to drive change in an industry that is as old as the automobile or motorcycle itself. At a high-level, we believe there are two main areas where leveraging these innovations provides us a competitive advantage and eliminates existing customer pain points and removes friction from a marketplace – 1) our proprietary supply chain and distribution software and 2) and our mobile-first web application strategy.

We utilize internally developed software and real time API's to look at the overall supply chain and reconfigure inventory for the purpose of acquisition and distribution. Our technology aggregates multiple data sources in real-time, tracking and cataloging inventory across the country.

We analyze real-time market data to inform our acquisition decisions, continually capturing and archiving such data using advanced algorithms, to calibrate pricing and estimate freight and reconditioning expenses. The values are then used in our Cash Offer tool to quickly determine a fair and reasonable, non-negotiable offer.

Lastly, we continue to enhance our website and mobile application to provide not only a compelling user experience, from the front-end user interface and powerful search tools to enabling secure data, document and payment exchanges between parties, but also to help optimize search engine marketing and lower overall cost of customer acquisition. For example, the RumbleOn app has features such as auto-populating details into the Cash Offer tool when a customer scans their VIN, we introduced simplified uploading of vehicle photos by app users, we integrate technologies to try and block inappropriate content on our Classifieds site, and we are creating fun social experiences like our Road Trip Planner and successful blog campaigns.

Inventory Management

We believe our ability to access and acquire inventory efficiently and cost effectively, from both consumers and dealers, is a key differentiator for RumbleOn. Using pre-owned retail and wholesale vehicle market data obtained from a variety of internal and external data sources, we evaluate a significant number of vehicles daily across both online and traditional auction/dealer-based channels to determine their fit with end-buyer demand, internal profitability targets and our existing inventory needs by make, model, condition and price point.

The supply of pre-owned vehicles is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate pre-owned vehicles; the number of pre-owned vehicles sold or remarketed through our consumer and dealer channels; model-year changes; fleet turnover; seasonality; natural disasters; and economic downturns.

As such, we are very focused on nimbly managing our overall inventory, and strive to maintain our current average days to sale under 30 days. We believe this not only minimizes potential impacts on profits from the items described above but also provides us significant competitive benefits; namely: i) we have flexibility to adjust our inventory in response to unforeseen market dynamics – such as adverse weather conditions, including tornadoes and hurricanes, or other events or conditions that impact purchasing decisions, including disruptions in the domestic and global economy due to the COVID-19 pandemic (discussed below); and ii) we can make swift decisions to capitalize on market anomalies or leverage arbitrage opportunities that may benefit our volume and margins in a more consistent fashion.

To support our emphasis on inventory management and reduction of capital investment needs, we leverage a robust partner network that manages the reconditioning, inspections and distribution of our inventory. Our current regional partners are located in the cities below:

Cincinnati, OH; Dallas, TX; Las Vegas, NV;
Atlanta, GA; Statesville, NC; Philadelphia, PA; Nashville, TN;
Orlando, FL; San Diego, CA; San Francisco, CA;
West Palm Beach, FL

Every unit of inventory we acquire is posted immediately to both our website and Dealer Direct virtual inventory tool, as well as sent to one of our regional partners who then uploads photos, prepares detailed inspection reports, reconditions the vehicle to a dealer's expectation and sets the vehicle for live auction sale in the near future. If the vehicle is sold to a consumer, it is reconditioned to the appropriate level for the buyer, which reduces unnecessary reconditioning costs and enables us to protect our margin when selling directly to a dealer who might prefer to manage or perform much of the reconditioning to their standards. More importantly, we are able to quickly establish new regional partners as needed to reduce our cost of sales and freight expense while creating more capacity for over-all sales growth. Currently, there are hundreds of potential expansion locations that welcome the opportunity for their business. These are owned by the likes of Cox Automotive (Manheim); Copart (National Powersports Auctions); KARS (Adesa auctions) just to name a few.

Competitive Positioning

We believe we are disrupting a massive opportunity in the market and unlike others, we are using this data-powered technology to serve consumers, dealers and service providers across the entire supply chain. Our comprehensive offering includes the following:

Dealers	Consumers	Other
Dealer to Consumer Sales	Consumer to Consumer Sales	Lender Listing Site
Dealer to Dealer Sales	Online Cash Offers from RumbleOn	Dealer Listing Site
Online Cash Offers from RumbleOn	Classifieds (including transaction support)	Data Aggregation
Inventory Management	Finance a Purchase	Auction Locations
Dealer Branded Cash Offers	Warranty Products	Transport Providers
Dealer Listing Site	Inspection Services	Inspection Services
Logistics Support	Logistics Support	Peer-to-Peer Payment

Presently we are buying and selling our entire inventory and delivering the same customer experience across our websites – rumbleon.com, RumbleOn Dealer Direct and other URL's also represented as powered by RumbleOn - providing us with a strategic advantage of having vertical brands. These solutions exist as separate websites and each fills a gap in the legacy buying and selling experience while taking advantage of vertical search of the same inventory across multiple consumer and dealer channels.

RumbleOn.com is our primary national online consumer facing platform. Consumers can currently get a real Cash Offer for their vehicle as well as purchase vehicles through this website. Customers can pay for their vehicle using cash or they may select from a range of finance options from unrelated third parties such as banks or credit unions, as well as RumbleOn Finance, our own financing platform. Additionally, customers have the option to protect their vehicle with Extended Protection Plans ("EPPs") and vehicle appearance protection products as part of our online checkout process. EPPs include extended service plans which are designed to cover unexpected expenses associated with mechanical breakdowns and guaranteed asset protection, which is intended to cover the unpaid balance on a vehicle loan in the event of a total loss of the vehicle or unrecovered theft as well as other traditional protection products.

RumbleOn Dealer Direct is currently being used by multiple dealers which allows them to leverage the RumbleOn inventory as a virtual inventory of their own at wholesale prices without having to wait for auction day.

Wholesale Inc. and AutoSport, Powered by RumbleOn (as well as any other sub-brands we may utilize) – The significant local brand awareness these parallel sites provide allows us to take advantage of existing organic search benefits and customer goodwill by creating a locally branded website with most of the same functionality as RumbleOn.com.

RumbleOn Classifieds was launched in December 2018 and is a one-stop free listing site for consumers who wish to pursue peer-to-peer transactions, similar to Craigslist. Consumers list the vehicle at the price they wish. RumbleOn then offers both buyers and sellers a suite of option tools to facilitate the transaction process, including assistance with titles, documentation, third-party inspection, financing, funds-transfer, and logistics. Classifieds allows us to not only buy more inventory from unsuccessful listings, but more importantly provide consumers who were unwilling to accept the RumbleOn Cash Offer price an opportunity to stay in the RumbleOn network.

RumbleOn Finance is our wholly owned consumer finance entity that provides vehicle buyers competitive borrowing alternatives fully underwritten internally. During the second half of 2019, RumbleOn Finance began originating finance transactions on powersports.

Our Market / Competition

We participate in both the automotive and powersports markets.

Automotive

The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. There are approximately 18,000 franchised automotive dealerships, which sell both new and used vehicles, as well as approximately 43,000 used car independents in the U.S. according to NADA and Borrell Associates' 2017 Outlook, respectively. Moreover, the top 100 car retailers control approximately 8.6% of the used car market share in 2018 according to AutomotiveNews.

Collectively, there were approximately 273 million registered vehicles in operation in 2018. Additionally, in 2019 automakers sold approximately 17 million new cars and approximately 41 million used cars were sold, many of which were accompanied by trade-ins. Lastly, the National Auto Auction Association and Cox Automotive estimate there are more than 16 million vehicles annual sold through wholesale channels, with approximately 9.6 million sold through auctions , the vast majority of which are run through the two largest auction participants, Manheim and Adesa, 4.9 million dealer-to-dealer and 2.1 direct to consumer or offsite/online.

Based on the large number of new and used vehicles being sold each year, coupled with the relatively small market share of any single used car seller, we believe that both sources of used vehicles, and our ability to sell them, will continue to be sufficient to meet our current and future needs.

Powersports

We currently operate in the powersports and recreational vehicle market with significant scale and breadth of products. The Motorcycle Industry Council estimates that in 2018, 10.1 million U.S. households owned the 12.2 million motorcycles. Of these, 87% of these were on-highway models, our initial targeted segment. According to the Powersports Business 2016 Market Data Book, or the 2020 Market Data book, pre-owned motorcycle registrations were 1.1 million units in 2015 with new unit sales of approximately 281,000. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts. Additionally, the dealer market is fragmented with an estimated 10,000 outlets authorized to sell powersports and recreation vehicles that include new and pre-owned motorcycles, scooter, and all-terrain vehicles.

Our initial focus was on pre-owned Harley-Davidson motorcycles as it provided a targeted, identifiable segment to establish the functionality of the platform and the RumbleOn brand. Harley-Davidson is a highly regarded and dominant brand in the motorcycle market, (representing approximately 50% market share of new 601cc+ on-road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) and there were approximately 3.1 million Harley Davidson riders in 2019, up approximately 55,00 from the prior year per the IHS Markit Motorcycles in Operations data. As our business has evolved we have expanded into other powersports and recreational vehicle with a strong emphasis on the "metric" brands of motorcycles (Honda, Yamaha, Kawasaki, Suzuki, etc.), which essentially doubled the available market and is a natural extension as these vehicles are often sold or traded for Harley-Davidson vehicles. The metric market and dealer profile closely mirror that of the Harley-Davidson market although it is more highly fragmented and the average pre-owned vehicle selling price is less than a pre-owned Harley Davidson. In addition, many of the metric dealers also retail other powersport vehicles including ATVs, UTVs, snowmobiles and personal watercraft providing RumbleOn an opportunity for product extensions by leveraging existing regional partner relationships.

The ATV, UTV/side-by-side, snowmobile and personal watercraft vehicle, or PWC, markets, are a logical next extension for our platform, as there is significant overlap in the motorcycle dealer base with dealers of these products. According to estimates from Polaris, approximately 770,000 ATV/UTV/side-by-sides and 100,000 snowmobiles sold in North America in 2018, and there are estimated to be approximately 1.2 million snowmobiles registered in the United States with another 600,000 in Canada. Lastly, according the National Marine Manufacturers Association and the Personal Watercraft Industry Association, in 2016 there were more than 59,000 new PWCs sold in the United States and there are currently more than 1.1 million PWCs registered in the United States.

The United States pre-owned powersports and recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and pre-owned vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in pre-owned vehicle retailing includes our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our 100% online marketplace platform including our website and mobile application and our ability to make a cash offer to purchase a vehicle with our customer-friendly sales process and our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to make a cash offer to purchase a customer's vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for retail vehicles allowing us to offer value-oriented pricing. We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.

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

Seasonality

Historically, both the automotive and powersport industries have been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase typically in February and March, coinciding with tax refunds and improved weather conditions. Given this seasonality, coupled with the fact that we are a growing company, leads us to expect our quarterly results of operations, including our revenue, gross profit, profit/loss, and cash flow to vary significantly in the future, based in part on vehicle buying patterns. Over time, we expect to normalize to seasonal trends in both markets, with the corresponding impact that may result from the overall economic conditions.

Nashville Tornado

In the early morning hours of March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to our facilities in Nashville. We maintain insurance coverage for damage to our facilities and inventory, as well as business interruption insurance. We continue in the process of reviewing damages and coverages with our insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,369,087; and (3) loss of business income, for which we have coverage in the amount of $6,000,000.

All three components of our loss claim have been submitted to its insurers. Our inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The building insurer has agreed to pay $3,369,087 on the building and personal property loss, reflecting a complete recovery, net of $5,000 reflecting our deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 and has an outstanding balance of $1,094,580 which is expected to be paid during the second quarter of 2020. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. We believe there will be a full recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our associates throughout this crisis.

The COVID-19 situation has created an unprecedented and challenging time. Our current focus is on positioning the Company for a strong recovery when this crisis is over. We have taken steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates. Effective April 9, 2020, 169 associates were temporarily laid-off effective, however our receipt of PPP funds, as discussed below will allow us to gradually recall these associates over time. All ongoing employment determinations are subject to change due to the COVID-19 situation future government mandates, as well as future business conditions. We will continue to monitor the COVID-19 situation and look for ways to preserve cash and reduce our operating expenses as we are able, however, we expect the consequences of the COVID-19 outbreak will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

Intellectual Property and Proprietary Rights

Our brand image and intellectual property are an important element of our business strategy.  As of December 31, 2019, we have a trademark registration for "RumbleOn", a patent covering near field communications to store and retrieve vehicle information, and various applications pending with the U.S. Patent and Trademark Office.

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

Employees

As of December 31, 2019, we had approximately 300 full time and 4 part time employees.

Corporate History

RumbleOn, Inc. was originally incorporated in the State of Nevada in October 2013 as a development stage company under the name Smart Server, Inc. In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 273,750 shares of common stock of the Company from the prior owner of such shares pursuant to an Amended and Restated Stock Purchase Agreement, dated July 13, 2016. The shares acquired by Berrard Holdings represented 99.5% of the Company's then issued and outstanding shares of common stock. Steven Berrard, a director and our Chief Financial Officer, has voting and dispositive control over Berrard Holdings.

In October 2016, Berrard Holdings sold an aggregate of 165,625 shares of the Company's common stock to Marshall Chesrown, our Chairman of the Board and Chief Executive Officer, and certain other purchasers. The 120,625 shares acquired by Mr. Chesrown represented 43.9% of the Company's then issued and outstanding shares of common stock. The remaining shares owned by Berrard Holdings after giving effect to the transaction represented 39.3% of the Company's then issued and outstanding shares of common stock.

On January 8, 2017, the Company entered into an Asset Purchase Agreement (the "NextGen Agreement") with NextGen Dealer Solutions, LLC ("NextGen"), Halcyon Consulting, LLC ("Halcyon"), and members of Halcyon signatory thereto ("Halcyon Members," and together with Halcyon, the "Halcyon Parties") pursuant to which NextGen agreed to sell to the Company substantially all of the assets of NextGen in exchange for a payment of approximately $750,000 in cash, the issuance to NextGen of 76,191 unregistered shares of Company common stock (the "Purchaser Shares"), the issuance of a subordinated secured promissory note issued by the Company in favor of NextGen in the amount of $1,333,333 (the "Acquisition Note") and the assumption by the Company of certain specified post-closing liabilities of NextGen under the contracts being assigned to the Company as part of the transaction (the "NextGen Acquisition").

On January 9, 2017, the Company's Board of Directors (the "Board") and stockholders holding 318,750 of the Company's issued and outstanding shares of common stock approved an amendment to the Company's Articles of Incorporation (the "Certificate of Amendment") to change the name Smart Server, Inc. to RumbleOn, Inc. and to create an additional class of Company common stock. The Certificate of Amendment became effective on February 13, 2017, after the notice and accompanying Information Statement describing the amendment was furnished to non-consenting stockholders of the Company in accordance with Nevada and Federal securities law.

Immediately before approving the Certificate of Amendment, the Company had authorized 5,000,000 shares of common stock, $0.001 par value (the "Authorized Common Stock"), including 320,000 issued and outstanding shares of common stock (the "Outstanding Common Stock," and together with the Authorized Common Stock, the "Common Stock"). Pursuant to the Certificate of Amendment, the Company designated 50,000 shares of Authorized Common Stock as Class A Common Stock (the "Class A Common Stock"), which Class A Common Stock ranks pari passu with all of the rights and privileges of the Common Stock, except that holders of Class A Common Stock are entitled to 10 votes per share of Class A Common Stock issued and outstanding and (ii) all other shares of Common Stock, including all shares of Outstanding Common Stock were deemed Class B Common Stock (the "Class B Common Stock"), which Class B Common Stock are identical to the Class A Common Stock in all respects, except that holders of Class B Common Stock will be entitled to one vote per share of Class B Common Stock issued and outstanding.

On January 9, 2017, the Company's Board and stockholders holding 318,750 of the Company's issued and outstanding shares of common stock approved the issuance to (i) Mr. Chesrown of 43,750 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Chesrown and (ii) Mr. Berrard of 6,250 shares of Class A Common Stock in exchange for an equal number of shares of Class B Common Stock held by Mr. Berrard.

On February 8, 2017 (the "Closing Date"), RumbleOn and its wholly owned subsidiary NextGen Pro, LLC ("NextGen Pro") completed the NextGen Acquisition in exchange for approximately $750,000 in cash, the Purchaser Shares, the Acquisition Note, and the other consideration described above. The Acquisition Note was originally set to mature on the third anniversary of the Closing Date (the "Maturity Date"). Interest accrues and is paid semi-annually originally (i) at a rate of 6.5% annually from the Closing Date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the Closing Date through the Maturity Date. In January 2020, the Acquisition Note was amended to extend the Maturity Date to January 31, 2021, modify the interest rate to 10% annually and also provide the holder the option to convert the Acquisition Note at any time at a price of $3.00 per share of Class B Common Stock. The Company's obligations under the Acquisition Note are secured by substantially all the assets of the NextGen Pro pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among Halcyon and NextGen Pro, and a related Security Agreement between the parties, each dated as of the Closing Date, as amended in January 2020. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all of the Company's obligations under the Acquisition Note.

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") by and among the Company, the Company's newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, LLC, a Tennessee limited liability company ("Wholesale"), Steven Brewster and Janelle Brewster (each a "Stockholder," and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and Marshall Chesrown and Steven Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

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

Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company. The Wholesale Merger and the Express Acquisition were both completed on October 30, 2018 (the "Wholesale Closing Date"). As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of our previously designated Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments. Net proceeds from a private placement completed in October 2018 and $5,000,000 funded under our credit facility were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition. Each share of Series B Preferred automatically converted on a one-for-one basis into shares of the Company's Class B Common Stock on March 4, 2019.

On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC, a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Company also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of December 31, 2019, there have been no payments earned under the performance thresholds.

Available Information

Our Internet website is www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

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

There is substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Our independent registered public accounting firm for the year ended December 31, 2019 included a “going concern” paragraph in its report on our financial statements as of, and for the year ended December 31, 2019, indicating that the Company has incurred recurring losses from operations and negative cash flows from operations, and these conditions, along with the uncertainty arising from the impact of COVID-19 and other matters set forth in Note 1 to our audited financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to generate sufficient liquidity from the actions taken in respect of the COVID-19 pandemic, current working capital, results of operations, and expected continued inventory financing, there is no assurance that sufficient financing will be available to us when needed to allow us to continue as a going concern.

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

We may fail to maintain our listing on The Nasdaq Stock Market.

Our Class B Common Stock is listed for trading on NASDAQ under the trading symbol "RMBL" For our Class B Common Stock to continue to be listed on NASDAQ, we must meet NASDAQ's continued listing standards. A failure to meet these standards, including our failure to meet the minimum bid price requirement, could result in our Class B Common Stock being delisted, which could adversely affect the market liquidity of our Class B Common Stock, impair the value of your investment, and harm our business. We can provide no assurance that we will continue to satisfy NASDAQ's continued listing standards and maintain our listing on NASDAQ.

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

Our business model relies on our ability to scale rapidly and to decrease incremental user acquisition costs as we grow. Some of our methods of marketing and advertising may not be profitable because they may not result in the acquisition of sufficient users visiting our website and mobile applications such that we may recover these costs by attaining corresponding revenue growth. If we are unable to recover our marketing and advertising costs through increases in user traffic and in the number of transactions by users of our platform, it could have a material adverse effect on our growth, results of operations and financial condition.

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

We expect to receive data from third-party data providers, including our partner network, dealer management system data feed providers, data aggregators and integrators, survey companies, purveyors of registration data and possibly others. There may be some instances in which we use this information to collect a transaction fee from those dealers and recognize revenue from the related transactions.

From time to time, we may experience interruptions in one or more data feeds that we receive from third-party data providers, in a manner that affects our ability to operate our business. These interruptions may occur for a number of reasons, including changes to the software used by these data feed providers and difficulties in renewing our agreements with third-party data feed providers. Additionally, when an interruption ceases, we may not always be able to collect the appropriate fees and any such shortfall in revenue could be material to our operating results.

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

Our revenue trends are likely to be a reflection of consumers' vehicle buying patterns. While different types of recreation vehicles are designed for different seasons (motorcycles are typically for non-snow seasons, while snowmobiles are typically designed for winter), our revenue may be cyclical if, for example, powersport and recreation vehicles represent a large percentage of our revenue. Historically, the used vehicle industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in February and March, coinciding with tax refund season. Our business will also be impacted by cyclical trends affecting the overall economy, as well as by actual or threatened severe weather events.

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

The recent outbreak of COVID-19 will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our associates throughout this crisis. Individually and collectively, we expect the consequences of the COVID-19 outbreak will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

Additionally, our liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels, and meet our financial obligations. Currently capital and credit markets have been disrupted by the crisis and our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, financial condition, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Risks Related to the Acquisitions (the "Acquisitions") of Wholesale and Wholesale Express (collectively, the "Wholesale Entities").

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

  We may encounter difficulties and unanticipated issues in combining our respective accounting systems due to the complexity of the financial reporting processes. We may also identify errors or misstatements that could require adjustments. If we are unable to implement and maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

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

Our executive officers and directors as a group beneficially own shares of our Class A Common Stock and Class B Common Stock representing approximately 32.46% in aggregate of our voting power, including approximately 26.37% in aggregate voting power held by Messrs. Chesrown and Berrard as the only holders of our 50,000 outstanding shares of our Class A Common Stock, which has 10 votes for each one share outstanding. As a result, these stockholders have the ability to exert significant control over matters requiring stockholder approval. For example, these stockholders are able to exert significant control over elections of directors, amendments of our organizational documents' approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder. This may also adversely affect the market price of our Class B Common Stock.

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

We are subject to reduced reporting requirements so long as we are considered a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are subject to reduced reporting requirements so long as we are considered a "smaller reporting company." We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Risks Related to the Company's 6.75% Convertible Senior Notes due 2025 (the "Notes")

Although the Notes are referred to as convertible senior Notes, the Notes are effectively subordinated to any of our future secured debt and structurally subordinated to any liabilities of our subsidiaries.

The Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with all of our liabilities that is not so subordinated, effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indenture governing the Notes (the "Indenture") does not prohibit us from incurring additional senior debt or any future secured debt, nor does it prohibit any of our current or future subsidiaries from incurring additional liabilities.

As of December 31, 2019, excluding operating lease liabilities and the derivative liability, our total consolidated net indebtedness was approximately $82,585,522, of which an aggregate of $60,494,304 was secured indebtedness, and approximately $59,160,970 of such secured indebtedness is directly attributable to the Company's vehicles in inventory or held for sale, and the security of those lenders includes all of the vehicles financed by such lenders as well as all of the assets of our subsidiaries Wholesale Inc. and AutoSport USA, Inc. As of December 31, 2019, approximately $80,092,280 of our total consolidated indebtedness was senior indebtedness.

The Notes are our obligations only and a substantial portion of our operations are conducted through, and a substantial portion of our consolidated assets are held by, our subsidiaries.

The Notes are our obligations exclusively. A substantial portion of our operations is conducted through, and a substantial portion of our consolidated assets is held by, our subsidiaries. Accordingly, our ability to service our debt, including the Notes, depends, in part, on the results of operations of our subsidiaries and on the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans, or otherwise, to pay amounts due on our obligations, including the Notes. However, our subsidiaries are separate and distinct legal entities, are not guaranteeing the Notes, and have no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, dividends, loans, or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations. Our right to receive any assets of any of our subsidiaries on such subsidiary's bankruptcy, liquidation, or reorganization, and, therefore, the right of the holders of Notes to participate in those assets, will be subject to prior claims of creditors of the subsidiary, including trade creditors, and such subsidiary may not have sufficient assets remaining to make any payments to us as a shareholder or otherwise. We advise holders of Notes that there may not be sufficient assets remaining to pay amounts due on any or all the Notes then outstanding.

Operating our business requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the Notes and any other debt.

Our ability to make payments of the principal of, to pay interest on, or to refinance the Notes or other indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, obtaining additional debt financing, or issuing additional equity securities, any of which may be on terms that are not favorable to us or, in the case of equity securities, highly dilutive. Our ability to refinance the Notes or our other indebtedness will depend on the capital markets, our business, and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with any such covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.

We expect that many investors in, and potential purchasers of, the Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Class B Common Stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our Class B Common Stock in lieu of or in addition to short selling the Class B Common Stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class B Common Stock) and securities convertible into or exchangeable for equity securities. Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a "Limit Up-Limit Down" program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any government or regulatory action that restricts the ability of investors in or potential purchasers of the Notes to effect short sales of our Class B Common Stock, borrow our Class B Common Stock, or enter into swaps on our Class B Common Stock could adversely affect the trading price and the liquidity of the Notes.

The trading price for our Class B Common Stock may be volatile and could be subject to wide fluctuations in per share price which could adversely impact the trading price of the Notes.

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

●
changes in accounting principles.

A decrease in the market price of our Class B Common Stock would likely adversely impact the trading price of the Notes. The market price of our Class B Common Stock could also be affected by possible sales of our Class B Common Stock by investors who view the Notes as a more attractive means of investing in us and by hedging or arbitrage trading activity that we expect to develop involving our Class B Common Stock. This trading activity could adversely affect the trading price of the Notes.

We may incur substantially more debt in the future or take other actions which would intensify the risks discussed in these risk factors.

We and our subsidiaries may be able to incur substantial additional debt in the future (including secured debt), subject to the restrictions contained in our debt instruments. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, refinancing our debt, repurchasing our stock, pledging our assets, making investments, paying dividends, guaranteeing debt, or taking a number of other actions that are not limited by the terms of the indenture governing the Notes, any of which could have the effect of diminishing our ability to make payments on the Notes when due.

We may not have the ability to raise the funds necessary to settle the Notes in cash on a conversion, to repurchase the Notes on a fundamental change, or to repay the Notes at maturity. In addition, the terms of our future debt may contain limitations on our ability to pay cash on conversion or repurchase of the Notes.

Holders of the Notes have the right to require us to repurchase all or a portion of their Notes on the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding the fundamental change repurchase date, as described in the Indenture. In addition, on conversion of the Notes, unless we elect to deliver only shares of our Class B Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we are required to repay the Notes in cash at their maturity unless earlier converted or repurchased. Our ability to meet our obligations to holders of the Notes depends on our operating results and cash flow. However, we may not have enough available funds on hand or be able to obtain financing at the time we are required to make payments with respect to Notes at maturity, on surrender for repurchase, or on conversion.

In addition, our ability to repurchase the Notes or to pay cash on conversions of the Notes may be limited by law, regulations, or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes or at maturity as required by such indenture would constitute a default under such indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments on conversions of the Notes, if settled in cash.

Redemption may adversely affect the return on the Notes.

We may not redeem the Notes prior to January 14, 2023. We may redeem for cash all or any portion of the Notes, at our option, on or after January 14, 2023 if the last reported sale price of our Class B Common Stock has been at least 130% of the conversion price of the Notes then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. We may choose to redeem some or all of the Notes, including at times when prevailing interest rates are relatively low. Holders of the Notes may not be able to reinvest the proceeds from the redemption of the Notes in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If any holder elects to convert its Notes, unless we elect to satisfy our conversion obligation by delivering only shares of our Class B Common Stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current liability rather than a long-term liability, which would result in a material reduction of our net working capital and may harm our business.

Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the market price of our Class B Common Stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. On conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class B Common Stock, or a combination of cash and shares of our Class B Common Stock. In addition, in certain circumstances, we will make an interest make-whole payment to a converting holder which may be paid in cash or shares of our common stock. If we elect to settle our conversion obligation (or the interest make-whole payment) in shares of our Class B Common Stock or a combination of cash and shares of our Class B Common Stock, any sales in the public market of our Class B Common Stock issuable on such conversion could adversely affect prevailing market prices of our Class B Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class B Common Stock could depress the market price of our Class B Common Stock.

Future sales of our Class B Common Stock or equity-linked securities in the public market could lower the market price for our Class B Common Stock and adversely impact the trading price of the Notes.

In the future, we may raise funds by selling additional equity, equity-linked securities, or debt securities. In addition, a substantial number of shares of our Class B Common Stock is reserved for issuance on the exercise of stock options, settlement of restricted stock units, and conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our Class B Common Stock. The issuance and sale of substantial amounts of our Class B Common Stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our Class B Common Stock, and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Holders of Notes are not entitled to any rights with respect to our Class B Common Stock, but they will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our Class B Common Stock.

Holders of Notes are not entitled to any rights with respect to our Class B Common Stock (including, without limitation, rights to receive any dividends or other distributions on our Class B Common Stock) prior to the conversion date relating to such Notes (if we have elected to settle the conversion by delivering only shares of our Class B Common Stock, other than paying cash in lieu of delivering any fractional share) or the last trading day of the observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our Class B Common Stock in respect of the conversion). But, holders of Notes will be subject to all changes affecting our Class B Common Stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date with respect to any Notes surrendered for conversion, then the holder surrendering such Notes will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our Class B Common Stock.

The conditional conversion feature of the Notes could result in holders receiving less than the value of our Class B Common Stock into which the Notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding July 1, 2024, holders may convert their Notes only if specified conditions are met. If the specific conditions for conversion are not met, holders will not be able to convert their Notes during that period, and they may not be able to receive the shares of Class B Common Stock (or the value of such shares in cash or a combination of cash and shares of Class B Common Stock) into which the Notes would otherwise be convertible.

On conversion of the Notes, holders may receive less valuable consideration than expected because the value of our Class B Common Stock may decline after holders exercise their conversion rights but before we settle our conversion obligation.

Under the Notes, a converting holder will be exposed to fluctuations in the value of our Class B Common Stock during the period from the date such holder surrenders Notes for conversion until the date we settle our conversion obligation.

On conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class B Common Stock, or a combination of cash and shares of our Class B Common Stock (including, if applicable, any interest make-whole payment we elect, or are deemed to have elected to satisfy by delivering shares of our Class B Common Stock). If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our Class B Common Stock, the amount of consideration that holders will receive on conversion of their Notes will be determined by reference to the volume-weighted average price of our Class B Common Stock for each trading day in a 40-trading day observation period and an interest make-whole payment, if applicable.

Accordingly, if the price of our Class B Common Stock decreases during the applicable period, the amount and value of consideration holders receive will be adversely affected. In addition, if the market price of our Class B Common Stock at the end of such period is below the volume-weighted average price of our Class B Common Stock during such period, the value of any shares of our Class B Common Stock that holders will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that holders will receive.

If we elect to satisfy our conversion obligation only in shares of our Class B Common Stock on conversion of the Notes, we will, subject to the blocker provisions to the extent applicable, be required to deliver the shares of our Class B Common Stock, together with cash for any fractional share, on the second business day following the conversion date (provided that, with respect to any conversion date following the regular record date immediately preceding the maturity date where physical settlement applies to the related conversion, we will settle any such conversion on the maturity date). Accordingly, if the price of our Class B Common Stock decreases during this period, the value of the shares that holders receive will be adversely affected and would be less than the conversion value of the Notes on the conversion date.

The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate holders for any lost value of their Notes as a result of such transaction or redemption.

If a make-whole fundamental change occurs prior to the maturity date for the Notes or if we deliver a notice of redemption with respect to the Notes, we will, under certain circumstances, increase the conversion rate for the Notes by a number of additional shares of our Class B Common Stock for Notes converted in connection with such make-whole fundamental change or notice of redemption. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective, or the date we deliver the notice of redemption, as the case may be, and the price paid (or deemed to be paid) per share of our Class B Common Stock in the make-whole fundamental change or determined with respect to the notice of redemption, as the case may be. The increase in the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate you for any lost value of your Notes as a result of such transaction or redemption. In addition, if the "stock price" (as defined in the Indenture) is greater than $1.00 per share or less than the Make-Whole Adjustment Reference Price (as defined in the Indenture”), no additional shares of Class B Common Stock will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of Notes as a result of this adjustment exceed 61.6523 shares of Class B Common Stock, subject to adjustment in the same manner as the conversion rate for the Notes.

Our obligation to increase the conversion rate for Notes converted in connection with a make-whole fundamental change or a notice of redemption could be considered a penalty, in which case the enforceability would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the Notes may not be adjusted for dilutive events.

The conversion rate of the Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our Class B Common Stock, the issuance of certain rights or warrants, subdivisions or combinations of our Class B Common Stock, distributions of capital stock, indebtedness, or assets, cash dividends, and certain issuer tender or exchange offers as described under the Indenture. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of Class B Common Stock for cash, that may adversely affect the trading price of the Notes or our Class B Common Stock. An event that adversely affects the value of the Notes may occur, and that event may not result in an adjustment to the conversion rate. We have no obligation to consider the specific interests of the holders of the Notes in engaging in any such offering or transaction.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the Notes.

On the occurrence of a fundamental change, you have the right to require us to repurchase all or a portion of your Notes. However, the fundamental change provisions do not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

Certain provisions in the indenture governing the Notes may delay or make it more expensive for a third party to acquire us.

Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes requires us, at the noteholders' election, to repurchase the Notes for cash on the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes or increase the conversion rate, which could make it more costly for a third party to acquire us. Furthermore, the indenture for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from making bids to acquire us even when the acquisition may be favorable to you.

Holders of Notes are not entitled to receive any shares of our Class B Common Stock otherwise deliverable upon conversion of the Notes to the extent that such receipt would cause such holders to become, directly or indirectly, a beneficial owner of shares of our Class B Common Stock in excess of 4.99% of the total number of the shares of our Class B Common Stock then issued and outstanding.

Notwithstanding anything to the contrary herein, holders of Notes are not entitled to receive any shares of our Class B Common Stock otherwise deliverable upon conversion of the Notes to the extent, but only to the extent, that such receipt would cause such holders to become, directly or indirectly, the "beneficial owner" (within the meaning of Section 13(d) under the Exchange Act and the rules promulgated thereunder) of our Class B Common Stock in excess 4.99% of the total number of the shares of our Class B Common Stock then issued and outstanding. Any purported delivery of shares of our Class B Common Stock upon conversion of the Notes shall be void and have no effect to the extent, but only to the extent, that such delivery would result in any person becoming the beneficial owner of shares of our Class B Common Stock outstanding at such time in excess of the beneficial ownership limits then applicable to such person.

As a result of the beneficial ownership limits, shares of Class B Common Stock otherwise deliverable upon conversion of Notes may be delayed, or never delivered at all. These limitations on beneficial ownership may force you to sell shares of our Class B Common Stock or other securities you own in order to receive shares you would otherwise be entitled to receive upon conversion. If holders convert their Notes and do not receive any shares otherwise deliverable upon conversion, we are not be responsible for any lost value due to a delayed delivery, or if they are never delivered as a result of the conversion restrictions described above.

We cannot assure you that an active trading market will develop for the Notes.

Prior to the 2020 Note Offering (as defined below), there has been no trading market for the Notes, and we do not intend to apply to list the Notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. We have been informed by the initial purchaser that it intended to make a market in the Notes after the 2020 Note Offering. However, the initial purchaser may cease its market-making at any time without notice. The liquidity of the trading market in the Notes, and the market price quoted for the Notes, may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. We cannot assure you that an active trading market will develop for the Notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the Notes may be adversely affected. In that case you may not be able to sell your Notes at a particular time or you may not be able to sell your Notes at a favorable price.

Any adverse rating of the Notes may cause their trading price to fall.

We do not intend to seek a rating on the Notes. However, if a rating service were to rate the Notes and if such rating service were to lower its rating on the Notes below the rating initially assigned to such Notes or otherwise announce its intention to put such Notes on credit watch, the trading price of the Notes could decline.

Item 1B.
Unresolved Staff Comments.

None.

Item 2.
Properties.

Powersports and Automotive Segments

We currently maintain our corporate offices at 901 W Walnut Hill Lane, Irving, Texas 75038, that initially comprises 23,337 square feet, which amount shall increase to (i) 30,337 rentable square feet on November 1, 2020 and (ii) 37,337 rentable square feet on November 1, 2021. Base rent is currently $60,287 per month and increases to $78,371 on November 1, 2020 and to $96,454 on November 1, 2021. We also pay our pro rata share of the building's operating expenses. This lease expires on April 30, 2023; however we can elect to extend the term for up to seven years at a rate equal to (i) the lesser of prevailing rental rates at the time of renewal or (ii) 5% of the annual Base Rent for the immediately preceding term. We provided the sublandlord a security deposit of approximately $10,000. In addition, in March 2019 we entered into a short-term sublease expiring in October 2019 in Las Colinas, Texas for approximately 11,000 square feet to support the company's initiatives.

We are a co-leasee on a warehouse space in Missouri from which we operate our licensed dealer operation; total shared monthly rent for the building is $4,250.

We have two main facilities in the greater Nashville, TN metropolitan area that we assumed as part as the acquisitions of Wholesale. One serves as a general office/administrative location as well as a staging and reconditioning property, while the other serves as a retail sales location where we display vehicles and operate a traditional used car sales lot, with minimal vehicle maintenance services provided. Each location has a lease term expiring on October 30, 2021, and for each property we have two (2) renewal option, each of which provides for five (5) additional years with ten percent (10%) increase in the base rent. The collective rent for the two locations is approximately $23,500 per month.

We also lease or sub-lease space to support the operations in (i) West Palm Beach, FL that we assumed as part of the Autosport acquisition and for which we pay approximately $75,000 per year and (ii) Las Vegas, NV to support the development of the RumbleOn Finance business and for which we pay approximately $160,000 per year. Both the FL and NV ancillary location leases currently expire in the second half of 2020.

The Company is establishing fulfillment centers in strategic locations throughout the United States. Initial locations, for which leases have been executed include Arlington, Texas, Ocoee, Florida and North Las Vegas, Nevada.

We moved into the Arlington, Texas center in September 2019. This location is approximately 7,000 square feet. The lease has an initial term of 24.5 months and has one three-year renewal option. We pay approximately $57,000 per year.

The Ocoee, Florida center is approximately 56,012 square feet and is scheduled to open in the first half of 2020. This lease has an initial term of 64 months with one five-year renewal option. Annual rent will be approximately $470,000.

We moved into the North Las Vegas center in October 2019. This location is approximately 43,916 square feet and has an initial term of 36 months. Annual rent is approximately $270,000.

Vehicle Logistics and Transportation Services

The needs of the Vehicle Logistics and Transportation Services segment of our operations have been serviced out of facilities we lease in Mesa, AZ, and Detroit, MI, as well as a portion of space we have in Nashville, TN. Collective annual rent for the MI and AZ locations is approximately $125,000. In December 2019 we moved into 5,853 of space in Chandler, Arizona to support our Wholesale Express operations. The lease has a 39-month term and our annual rent is approximately $120,000.

Item 3.
Legal Proceedings.

We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.
Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.
Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase Of Equity Securities

Market Information

As of October 29, 2017, our Class B Common Stock has been listed on the Nasdaq Global Select Market ("NASDAQ") under the symbol RMBL. Before October 29, 2017, our common stock traded on the OTCQB Market under the symbol RMBL, and before January 1, 2017, our common stock was not traded, except for 250 shares, which traded on the OTC Markets Pink Sheets on January 22, 2016.

Holders of Common Stock

As of May 26, 2020, we had approximately 52 stockholders of record of 2,162,716 issued and outstanding shares of Class B Common Stock and two holders of record of 50,000 issued and outstanding shares of Class A Common Stock.

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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Since our acquisition of Wholesale, Inc. ("Wholesale") in October 2018, we have significantly increased our sales of cars and light truck categories ("automotive"). Of the 43,143 vehicles we sold in 2019, 29,952 (69.4%) were automotive and 13,191 (30.6%) were powersports vehicles. In 2018 we sold 12,529 vehicles of which 4,005 (32.0%) were automotive and 8,524 (68.0%) were powersports vehicles.

The COVID-19 situation has created an unprecedented and challenging time. Our current focus is on positioning the Company for a strong recovery when this crisis is over. We have taken steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates. As noted above, 169 associates were temporarily laid-off effective April 9, 2020, however our receipt of PPP funds, as discussed below will allow us to gradually recall these associates over time. All ongoing employment determinations are subject to change due to the COVID-19 situation future government mandates, as well as future business conditions. We will continue to monitor the COVID-19 situation and look for ways to preserve cash and reduce our operating expenses as we are able, however, we expect the consequences of the COVID-19 outbreak will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

Acquisition of Wholesale and Wholesale Express

On October 26, 2018, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with our newly-formed acquisition subsidiary RMBL Tennessee, LLC, a Delaware limited liability company ("Merger Sub"), Wholesale Holdings, Inc., a Tennessee corporation ("Holdings"), Wholesale, Steven Brewster and Janelle Brewster (each a "Stockholder", and together the "Stockholders"), Steven Brewster, a Tennessee resident, as the representative of each Stockholder, and Marshall Chesrown and Steven R. Berrard, providing for the merger (the "Wholesale Merger") of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as our wholly-owned subsidiary. Also on October 26, 2018, we entered into a Membership Interest Purchase Agreement (the "Purchase Agreement") with Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express, LLC ("Wholesale Express"). On October 30, 2018 (the "Wholesale Acquisition Date"), we completed the Wholesale Merger and Express Acquisition. Wholesale is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express is a related logistics company. The results of operations of Wholesale and Wholesale Express from the Wholesale Acquisition Date to December 31, 2018 (the " Wholesale Acquisition Period") are included in the Company's consolidated financial statements for the year ended December 31, 2018. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale and Wholesale Express for periods before the Wholesale Acquisition Date. For additional information, see Note 4 – "Acquisitions" in the accompanying Notes to the Consolidated Financial Statements.

Acquisition of Autosport

On February 3, 2019 (the "Autosport Acquisition Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. The results of operations of Autosport from the Autosport Acquisition Date to December 31, 2019 (the "Autosport Acquisition Period," and together with the Wholesale Acquisition Period, the "Acquisition Period") are included in the Company's consolidated financial statements for the year ended December 31, 2019. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date. For additional information, see Note 4 – "Acquisitions" in the accompanying Notes to the Consolidated Financial Statements.

Reportable Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution of principally motorcycles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services primarily between dealerships and auctions. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1 – "Description of Business and Significant Accounting Policies" in the accompanying Notes to the Consolidated Financial Statements.

For the year ended December 31, 2019, our powersports segment accounted for approximately 12.0% of our total revenue and approximately 24.4% of our total gross profit, our automotive segment accounted for approximately 85.3% of our total revenue and approximately 62.7% of our total gross profit, and our vehicle logistics and transportation service segment accounted for approximately 2.7% of our total revenue and approximately 12.9% of our total gross profit. For the year ended December 31, 2018, our vehicle distribution segment accounted for approximately 97.0% of our total revenue and approximately 91.5% of our total gross profit, and our vehicle logistics and transportation service segment accounted for approximately 3.0% of our total revenue and approximately 8.5% of our total gross profit.

Key Operation Metrics - Powersports and Automotive Segments

We regularly review a number of metrics, to evaluate our vehicle distribution business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings.

Powersports:	2019	2018
Vehicles sold	13,191	8,524
Regional Partners	7	7
Average days to sale	34	32
Total vehicle revenue	$ 101,008,976	$ 61,204,416
Gross Profit	$ 12,335,460	$ 6,870,350

Automotive:	2019	2018
Vehicles sold	29,952	4,005
Regional Partners	7	9
Average days to sale	23	26
Total vehicle revenue	$ 717,042,511	$ 91,369,996
Gross Profit	$ 31,728,617	$ 5,608,491

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

Revenue

Revenue is primarily comprised of pre-owned vehicle sales. We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory. We expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

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

Key Operations Metrics – Powersports
	2019	2018
Key Operation Metrics:
Vehicles sold	13,191	8,524

Total Powersports Revenue	$101,008,976	$61,204,416
Gross Profit	$12,335,461	$6,870,350
Gross Profit per vehicle	$935	$806
Gross Margin	12.2%	11.2%
Average selling price	$7,657	$7,180

Consumer:
Vehicles sold	955	733

Total Consumer Revenue	$8,295,615	$6,506,265
Gross Profit	$2,058,743	$1,272,135
Gross Profit per vehicle	$2,156	$1,736
Gross Margin	24.8%	19.6%
Average selling price	$8,687	$8,876

Dealer:
Vehicles sold	12,236	7,791

Total Dealer Revenue	$92,713,361	$54,698,150
Gross Profit	$10,276,718	$5,598,215
Gross Profit per vehicle	$840	$719
Gross Margin	11.1%	10.2%
Average selling price	$7,577	$7,021

Key Operations Metrics – Automotive
	2019 (1)	2018 (2)
Key Operation Metrics:
Total vehicles sold	29,952	4,005

Total Automotive Revenue	$717,042,511	$91,369,996
Gross Profit	$31,728,617	$5,608,490
Gross Profit per vehicle	$1,059	$1,400
Gross Margin	4.4%	6.1%
Average selling price	$23,940	$22,814

Consumer:
Vehicles sold	2,792	512

Total Consumer Revenue	$75,950,236	$12,532,850
Gross Profit	$9,939,683	$2,091,978
Gross Profit per vehicle	$3,560	$4,086
Gross Margin	13.1%	16.7%
Average selling price	$27,203	$24,478

Dealer:
Vehicles sold	27,160	3,493

Total Dealer Revenue	$641,092,275	$78,837,146
Gross Profit	$21,788,934	$3,516,512
Gross Profit per vehicle	$802	$1,007
Gross Margin	3.4%	4.5%
Average selling price	$23,604	$22,570

(1)
Inclusive only of the Autosport Acquisition Period.

(2)
Inclusive only of the Wholesale Acquisition Period.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

We regularly review a number of metrics, to evaluate our vehicle logistics and transportation business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, and maximizing the opportunity to drive increased transportation and logistics unit volume. Our key operating metrics also demonstrate our ability to translate these drivers into revenue and increased profitability.

	2019	2018 (1)
Revenue	$31,931,488	$4,931,558

Vehicles Delivered	77,449	11,571

Gross Profit	$6,553,899	$1,067,963

Gross Profit Per Vehicle Delivered	$85	$92

(1)
Inclusive only of the Wholesale Acquisition Period.

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross. In the normal course of operations, Wholesale Express provides transportation services to Wholesale. Revenue and cost of revenue for these services for the year ended December 31, 2019 and the Wholesale Acquisition Period was $9,353,628 and $1,107,739, respectively, and was eliminated in the consolidated financial statements for the years ended December 31, 2019 and 2018, respectively.

Vehicles Delivered

We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private party individuals. Vehicles delivered is the primary driver of revenue growth and in turn profitability in the vehicle logistics and transportation services segment.

Gross Profit

Gross profit is generated on the difference between the price received from a customer under a freight brokerage agreement for the transport of a vehicle from a point of origin to a designated destination minus our cost to contract an independent third-party transporter to fulfill our obligation under the freight brokerage agreement with the customer. We define gross profit per vehicle delivered as the aggregate gross profit in a given period divided by the number of pre-owned vehicles delivered in that period.

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue for our powersports and automotive segments is derived from our online marketplace and auctions and primarily includes the sale of pre-owned vehicles to consumer and dealers.

Revenue from our vehicle logistics and transportation service segment is derived by providing automotive transportation services between dealerships and auctions throughout the United States.

The Company recognizes revenue using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition, and we recognized no cumulative effect adjustment upon adoption. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 1— "Description of Business and Significant Accounting Policies – Revenue Recognition" for a further description of the Company's revenue recognition.

Pre-owned Vehicle Sales

Pre-owned vehicle sales are primarily comprised of revenue of pre-owned vehicle sales.

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

Vehicle Logistics and Transportation Services

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as all risks and rewards of transportation of the vehicle are transferred to the owner during delivery.

Cost of Revenue – Pre-owned Vehicles Sales

Cost of revenue is primarily comprised of cost of pre-owned vehicle sales.

Cost of pre-owned vehicle sales to consumers and dealers includes the cost to acquire pre-owned vehicles and the reconditioning and transportation costs associated with preparing these vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific pre-owned vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of pre-owned vehicle sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of Revenue – Vehicle Logistics and Transportation Services

Cost of vehicle transportation and logistics services primarily include the costs of independent third-party transporters to deliver a vehicle from a point of origin to a designated destination.

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

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development; and (ii) depreciation of vehicles, leasehold improvements, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the year ended December 31, 2019 and 2018, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Wholesale and Wholesale Express are included in the Company's consolidated financial statements for the year ended December 31, 2018 for the Wholesale Acquisition Period. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale or Wholesale Express for periods before the Wholesale Acquisition Date and Autosport for the periods before the Autosport Acquisition Date.

	For the Year ended December 31, 2019 (1)
	Powersports	Automotive	Vehicle Logistics and Transportation Services	Elimination(3)	Total	2018(2)
Revenue:
Pre-owned Vehicle Sales:
Powersports	$ 101,008,976	$ -	$ -	$ -	$101,008,976	$61,204,416
Automotive (2)	-	717,042,511	-	-	717,042,511	91,369,996
Transportation and Vehicle Logistics (2)	-	-	31,931,488	(9,353,628)	22,577,860	3,823,819
Total Revenue	101,008,976	717,042,511	31,931,488	(9,353,628)	840,629,347	156,398,231

Cost of Revenue:
Powersports	88,673,515	-	-	-	88,673,515	54,334,066
Automotive (2)	-	685,313,894	-	-	685,313,894	85,761,505
Transportation (2)	-	-	25,377,590	(9,353,628)	16,023,962	2,755,856
Total Cost of Revenue	88,673,515	685,313,894	25,377,590	(9,353,628)	790,011,371	142,851,427

Gross Profit	$ 12,335,461	$ 31,728,617	$ 6,553,898	$-	$50,617,976	$13,546,804

(1)
Inclusive only of the Autosport Acquisition Period.

(2)
Inclusive only of the Wholesale Acquisition Period.

(3)
Intercompany freight services from Wholesale Express are eliminated in the consolidated financial statements

Powersports and Automotive Segments

The following table provides our results of operations for the years ended December 31, 2019 and 2018 for the powersports and automotive segments, including key financial information relating to these segments. Our vehicle distribution segment consists of the distribution of powersports and automotive vehicles, as further described below. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Wholesale are included in the Company's Consolidated Financial Statements for the year ended December 31, 2018 for the Wholesale Acquisition Period. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before Wholesale Acquisition Date and Autosport for the periods before the Autosport Acquisition Date.

	2019	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$101,008,976	$61,204,416
Automotive (1)	717,042,511	91,369,996
Total vehicle revenue	818,051,487	152,574,412

Cost of Revenue:
Powersports	88,673,515	54,334,066
Automotive (1)	685,313,894	85,761,505
Total cost of revenue	773,987,409	140,095,571

Gross Profit	44,064,078	12,478,841

Selling, General and Administrative	82,006,330	34,934,997

Depreciation and Amortization	1,779,021	982,772

Operating loss	(39,721,273)	(23,438,928)

Interest expense	(7,186,418)	(1,780,685)
Decrease in derivative liability	1,302,500	-
Loss on early extinguishment of debt	(1,499,250)	-
Net loss before provision for income taxes	(47,104,441)	(25,219,613)

Benefit for income taxes	-	-

Net loss	$(47,104,441)	$(25,219,613)

(1)
Inclusive only of the Acquisition Period.

Total revenue increased by $665,477,075 to $818,051,487 for the year ended December 31, 2019 compared to $152,574,412 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold to 43,143 for the year ended December 31, 2019 as compared to 12,529 for the same period of 2018. The increase in vehicles sold was a result of the continued expansion of our powersports business and the acquisition of Wholesale. Powersport vehicle sales revenue increased by $39,804,560 to $101,008,976 for the year ended December 31, 2019 as compared to $61,204,416 for the same period in 2018. Automotive sales revenue increased by $625,672,515 to $717,042,511 for the year ended December 31, 2019 as compared to $91,369,996 for the Wholesale Acquisition Period.

Total cost of revenue increased $633,891,838 to $773,987,409 for the year ended December 31, 2019 compared to $140,095,571 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold for the year ended December 31, 2019 as compared to the same period of 2018 and the acquisition of Wholesale. Powersport total cost of revenue increased by $34,339,449 to $88,673,515 for the year ended December 31, 2019 as compared to the same period of 2018. Automotive total cost of revenue increased by $599,552,389 to $685,313,894 for the year ended December 31, 2019 as compared to $85,761,505 for the Wholesale Acquisition Period.

Powersports

The following table provides the results of operations for the year ended December 31, 2019 and 2018 for our powersports segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.

	2019	2018
Powersports

Vehicle revenue:
Consumer	$8,295,615	$6,506,266
Dealer	92,713,361	54,698,150
Total vehicle revenue	$101,008,976	$61,204,416

Vehicle gross Profit:
Consumer	$2,058,743	$1,272,135
Dealer	10,276,718	5,598,215
Total vehicle gross profit	$12,335,461	$6,870,350

Vehicles sold:
Consumer	955	733
Dealer	12,236	7,791
Total vehicles Sold	13,191	8,524

Gross profit per vehicle:
Consumer	$2,156	$1,736
Dealer	$840	$719
Total	$935	$806

Gross margin per vehicle:
Consumer	24.8%	19.6%
Dealer	11.1%	10.2%
Total	12.2%	11.2%

Average vehicle selling price:
Consumer	$8,687	$8,876
Dealer	$7,577	$7,021
Total	$7,657	$7,180

Powersports Vehicle Revenue

Total powersports vehicle revenue increased by $39,804,560 to $101,008,976 for the year ended December 31, 2019 compared to $61,204,416 for the same period of 2018. The growth in powersports revenue was primarily due to an increase in the number of pre-owned vehicles sold to 13,191 for the year ended December 31, 2019 as compared to 8,524 for the same period of 2018, and an increase in the average selling price per vehicle to $7,657 for the year ended December 31, 2019 from $7,180 for the same period of 2018. The increase in units sold was driven by a significant growth in visits to the RumbleOn website, an increase in requests for cash offers by consumers and dealers, expanded levels of inventory available for sale, an enhanced digital and social media advertising campaign, increased awareness of the RumbleOn brand and customer referrals and the launch of our Dealer Direct online acquisition platform which allows dealers to use our web or mobile application to view, bid and buy inventory when and where they want. The increase in the average selling price of pre-owned vehicles for the year ended December 31, 2019 as compared to the same period of 2018 was due to a shift in inventory mix available for sale and higher sales prices.  We anticipate that pre-owned vehicle sales will continue to grow as we further increase selection and availability of our online pre-owned vehicle inventory and enhance our website with additional functionality while continuing to efficiently source and scale our addressable markets of consumers and dealers through brand building, direct response marketing and event marketing and the expansion of our consumer classified listing site.

Powersports Cost of Revenue

Powersport cost of vehicle revenue increased by $34,339,449 to $88,673,515 for the year ended December 31, 2019 and consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $85,143,181 from the sale of 13,191 pre-owned vehicles at an average acquisition cost of $6,455 and (ii) aggregate reconditioning and transportation costs of $3,530,334. For the year ended December 31, 2018, the $54,334,066 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $52,061,289 from the sale of 8,524 pre-owned vehicles at an average acquisition cost of $6,108 and (ii) aggregate reconditioning and transportation costs of $2,272,777.

Powersports Gross Profit

Powersport vehicle gross profit increased $5,465,111 to $12,335,461 for the year ended December 31, 2019 as compared to $6,870,350 for the same period of 2018. The increase was primarily due to an increase in the number of pre-owned vehicles sold at an average higher gross profit for the year ended December 31, 2019 as compared to the same period of 2018. The increase in powersport gross profit was driven primarily by an increase in gross profit per vehicle to $935 or a 12.2% gross margin for the year ended December 31, 2019 as compared to $806 or 11.2 % gross margin for the same period of 2018. The increase was primarily a result of: (i) a shift in inventory mix available for sale and higher sales prices and (ii) an increase in transportation and dealer fees.

Automotive

The following table provides the results of operations for the year ended December 31, 2019 and 2018 for the automotive segment including key financial information relating to the automotive business. Our automotive distribution business was added on the Wholesale Acquisition Date in connection with the Wholesale acquisition. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale for periods before the Wholesale Acquisition Date and Autosport for the periods before the Autosport Acquisition Date.

	2019(1)	2018(2)
Automotive

Vehicle revenue:
Consumer	$75,950,236	$12,532,850
Dealer	641,092,275	78,837,146
Total vehicle revenue	717,042,511	91,369,996

Gross Profit:
Consumer	$9,939,683	$2,091,978
Dealer	21,788,934	3,516,512
Total vehicle gross profit	$31,728,617	$5,608,490

Vehicles sold:
Consumer	2,792	512
Dealer	27,160	3,493
Total vehicles sold	29,952	4,005

Gross profit per vehicle
Consumer	$3,560	$4,086
Dealer	$802	$1,007
Total	$1,059	$1,400

Gross margin per vehicle
Consumer	13.1%	16.7%
Dealer	3.4%	4.5%
Total	4.4%	6.1%

Average selling price:
Consumer	$27,203	$24,478
Dealer	$23,604	$22,570
Total	$23,940	$22,814

(1)
Inclusive only of the Autosport Acquisition Period.

(2)
Inclusive only of the Wholesale Acquisition Period.

Automotive Revenue

Total revenue increased by $625,672,515 to $717,042,511 for the year ended December 31, 2019 compared to $91,369,996 for the Wholesale Acquisition Period. For the year ended December 31, 2019, 29,952 pre-owned vehicles were sold at an average selling price of $23,940. During the Wholesale Acquisition Period, 4,005 preowned vehicles were sold at an average selling price of $22,814. The average selling price of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Total revenue from the sale to consumers for the year ended December 31, 2019 was $75,950,236 comprised of the sale of 2,792 preowned vehicles at an average selling price of $27,203. Total revenue from the sale to consumers for the Wholesale Acquisition Period was $12,532,850 comprised of the sale of 512 preowned vehicles at an average selling price of $24,478.

Total revenue from the sale to dealers for the year ended December 31, 2019 was $641,092,275 comprised of the sale of 27,160 preowned vehicles at an average selling price of $23,604. Total revenue from the sale to dealers for the Wholesale Acquisition Period was $78,837,146 comprised of the sale of 3,493 preowned vehicles at an average selling price of $22,570. Substantially all sales to dealers were conducted through third-party auctions.

Automotive Cost of Revenue

Total cost of revenue for the year ended December 31, 2019 was $685,313,894, which included $66,010,553 from the sales to consumers and $619,303,341 from sales to dealers. During the year ended December 31, 2019, we sold 29,952 preowned vehicles that had (i) an acquisition cost of $673,039,189 and (ii) aggregate reconditioning and transportation costs of $12,274,705. Total cost of revenue for the Wholesale Acquisition Period was $85,761,505, which included $10,440,871 from the sales to consumers, $75,320,634 from sales to dealers. During the Wholesale Acquisition Period, we sold 4,005 preowned vehicles that had (i) an acquisition cost of $84,009,915 and (ii) aggregate reconditioning and transportation costs of $1,751,590.

Total cost of revenue from the sale to consumers for the year ended December 31, 2019 was $66,010,553 comprised of the sale of 2,792 vehicles that had: (i) a per vehicle acquisition cost of $23,069 and (ii) aggregate reconditioning and transportation costs of $1,600,597. Total cost of revenue from the sale to dealers for the year ended December 31, 2019 was $619,303,341 comprised of the sale of 27,160 preowned vehicles that had: (i) a per vehicle acquisition cost of $22,409 and (ii) aggregate reconditioning and transportation costs of $10,674,108.

Total cost of revenue from the sale to consumers for the Wholesale Acquisition Period was $10,440,872 comprised of the sale of 512 vehicles that had: (i) a per vehicle acquisition cost of $19,847 and (ii) aggregate reconditioning and transportation costs of $278,961. Total cost of revenue from the sale to dealers for the Wholesale Acquisition Period was $75,320,634 comprised of the sale of 3,493 preowned vehicles that had: (i) a per vehicle acquisition cost of $21,142 and (ii) aggregate reconditioning and transportation costs of $1,472,629. The average cost of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Automotive Gross Profit

Total gross profit for the year ended December 31, 2019 was $31,728,617 from sales to consumers and dealers. Gross profit per vehicle sold to consumers and dealers was $1,059 or a 4.4% gross margin. Total gross profit for the Wholesale Acquisition Period was $5,608,490, which included $2,091,978 from the sales to consumers and $3,516,512 from sales to dealers. Gross profit per vehicle sold to consumers and dealers was $1,400 or a 6.1% gross margin.

Total gross profit per vehicle sold to consumers for the year ended December 31, 2019 was $3,560 or a 13.1% gross margin. Total gross profit per vehicle sold to dealers for the year ended December 31, 2019 was $802 or a 3.4% gross margin. Total gross profit per vehicle sold to consumers for the Wholesale Acquisition Period was $4,086 or a 16.7% gross margin. Total gross profit per vehicle sold to dealers for the Wholesale Acquisition Period was $1,007 or a 4.5% gross margin. The gross profit of pre-owned vehicles sold will fluctuate from period to period as a result of changes in the sales mix to consumers and dealers in any given period.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the year ended December 31, 2019 and 2018 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. Our vehicle logistics and transportation services were added on the Wholesale Acquisition Date in connection with the Express Acquisition. The results of operations of Wholesale Express are included in the Company's Consolidated Financial Statements for the year ended December 31, 2018 for the Wholesale Acquisition Period. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Wholesale Express for periods before the Wholesale Acquisition Date.

	2019	2018
Vehicle Logistics and Transportation Services

Total revenue	$31,931,488	$4,931,558

Cost of revenue	25,377,590	3,863,595

Gross profit	6,553,898	1,067,963

Selling, general and administrative	4,617,920	1,028,933

Depreciation and Amortization	7,405	1,234

Operating income	1,928,573	37,796

Interest Expense	1,186	-

Net Income before income tax	$1,927,387	$37,796

Vehicles delivered	77,449	11,571

Revenue per delivery	$412	$426

Gross profit per delivery	$85	$92

Gross margin per delivery	20.5%	21.7%

Vehicle Logistics and Transportation Services Revenue

Total revenue for the year ended December 31, 2019 was $31,931,488 resulting from the transport of 77,449 preowned vehicles at an average price per vehicle transported of $412. Total revenue for the Acquisition Period was $4,931,558 resulting from the transport of 11,571 preowned vehicles at an average price per vehicle transported of $426. In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the year ended December 31, 2019 and the Wholesale Acquisition Period, intercompany freight services provided by Wholesale Express was $9,353,628 and $1,107,739, respectively and was eliminated in the consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Total cost of revenue for the year ended December 31, 2019 was $25,377,590 and was comprised of the delivery of 77,449 units at a delivery cost per unit of $328. Total cost of revenue for the Wholesale Acquisition Period was $3,863,595 and was comprised of the delivery of 11,571 units at a delivery cost per unit of $334. Included in cost of revenue for the year ended December 31, 2019 and the Wholesale Acquisition Period, was freight services purchases from Wholesale Express of $9,353,628 and $1,107,739, respectively and was eliminated in the consolidated financial statements.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the year ended December 31, 2019 was $6,553,898 or $85 per unit transported as compared to $1,067,963 or $92 per unit for the Wholesale Acquisition Period.

Selling, general and administrative

	2019	2018
Selling general and administrative:
Compensation and related costs	$33,502,020	$10,656,107
Advertising and marketing	18,228,262	11,457,572
Professional fees	2,542,357	1,788,425
Technology development	2,408,338	1,152,108
General and administrative	29,943,272	10,909,718
	$86,624,249	$35,963,930

Selling, general and administrative expenses increased by $50,660,319 to $86,624,249 for the year ended December 31, 2019 compared to $35,963,930 for the same period of 2018. The increase was a result of a $29,750,886 increase for Wholesale and Express in 2019 as compared to the Wholesale Acquisition Period, and the recognition of an impairment loss on goodwill of $1,850,000. The remainder of the $19,059,433 increase was from the continued rapid growth and expansion of our business which resulted in: (i) an increase in expenses associated with advertising and marketing; (ii) increase headcount associated with the development and operating our product procurement, distribution and logistics systems, human resources, marketing and business development; (iii) continued investment in technology development; (iv) increases in transportation costs and auction fees associated with selling vehicles; and (v) an increase in other corporate overhead costs and expenses, including accounting and finance.

Compensation and related costs increased by $22,845,913 to $33,502,020 for the year ended December 31, 2019 compared to $10,656,107 for the same period of 2018. The increase was primarily a result of a $15,859,146 increase for Wholesale and Express in 2019 as compared to the Wholesale Acquisition Period. The remainder of the increase of $6,986,767 was driven by the rapid expansion of our business which resulted in increased headcount to support this growth. The Company had approximately 297 employees at the end of 2019 versus 288 employees at the end of 2018. As our business grows, we will continue to add headcount in all areas of the Company, which will result in an increase in compensation and related expenses in absolute dollar terms but significantly decrease as a percentage of total revenue.

Advertising and marketing increased by $6,770,690 to $18,228,262 for the year ended December 31, 2019 compared to $11,457,572 for the same period of 2018. The increase was primarily a result of a $2,451,098 increase for Wholesale and Express in 2019 as compared to the Wholesale Acquisition Period. . The remainder of the increase of $4,319,592 is a result of a significant increase in our marketing spend among our digital, social and search marketing campaigns.

We are continuing to successfully develop our omnichannel marketing strategy, targeting both consumers and dealers, by combining brand building, lead generation, and content marketing to efficiently source and scale our addressable markets. In addition to a strong social media marketing strategy, our digital paid advertising efforts also include programmatic, display advertisements, IP and Geo-Targeting, cascading data retargeting, organic search and content creation, video marketing, personalized automation, and aggressive event and experiential marketing. Our traditional mediums have expanded further into localized radio, OOH advertising and the production of future television and connected TV brand awareness advertising for 2020. We believe our lifestyle focus of nurturing the buyer/seller personas of both consumers and dealers ensures loyalty which will drive both high participation in the buying and selling process, while increasing referrals and third-party partnerships. This nurturing will scale tremendously as we prepare to launch personalized video experiences, unique to each user looking to acquire a cash offer through the end of 2020 and the appendage and unification of our current user data, to provide a more targeted message for each stage of the customers' journey. In addition to our paid channels, in future periods we intend to attract new customers through increased media spending and public relations efforts while continuing to invest in our proprietary technology platforms and the overall user experience. As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue.

Professional fees increased by $753,932 to $2,542,357 for the year ended December 31, 2019 compared to $1,788,425 for the same period of 2018. The increase was primarily a result of a $243,151 increase for Wholesale and Express in 2019 as compared to the Wholesale Acquisition Period. The remainder of the increase of $510,781 was primarily a result of legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the rapid growth and expansion of the business. Fees and expenses were incurred for: (i) equity financings; (ii) debt financings; (iii) acquisition activities; (iv) general corporate matters; (v) the preparation of quarterly and annual financial statements; and (vi) the preparation and filing of regulatory reports required of the Company for public reporting purposes For additional information, see Note 4 – "Acquisitions" and Note 8 - "Notes Payable and Lines of Credit" and Note 9 - "Stockholders' Equity," in the accompanying Notes to the Consolidated Financial Statements.

Technology development expenses increased $1,256,230 to $2,408,338 for the year ended December 31, 2019 compared to $1,152,108 for the same period of 2018. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects and initiatives. Included in these new technology development projects and initiatives were modules or significant upgrades to existing platforms for: (i) Retail online auction; (ii) Native App in IOS and Android; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool; (vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure. Total technology costs and expenses incurred for the year ended December 31, 2019 were $5,494,081 of which $3,085,743 was capitalized. For the year ended December 31, 2018, total technology costs and expenses incurred were $3,314,815 of which $2,162,707 was capitalized. For the year ended December 31, 2019, a third-party contractor billed $1,028,884 of the total technology development costs as compared to $2,117,739 for the same period of 2018. The amortization of capitalized technology development costs for the year ended December 31, 2019 was $1,436,088 as compared to $825,782 for the same period of 2018. We expect our technology development expenses to increase as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses increased by $19,033,554 to $29,943,272 for the year ended December 31, 2019 compared to $10,909,718 for the same period of 2018. The increase was primarily a result of a $11,197,491 increase for Wholesale and Express in 2019 as compared to the Wholesale Acquisition Period. The remainder of the increase of $7,836,063 is a result of the recognition of an impairment loss on goodwill of $1,850,000 and the cost and expenses associated with the continued progress made and growth experienced in the development of our business, expansion of our Dallas and Nashville operation centers and meeting the requirements of being a public company. The increase in general and administrative costs and expenses consists primarily of: (i) insurance of $926,385; (ii) travel of $595,710; (iii) office supplies and process application software of $236,191; (iv) rent of $1,247,411; (v) transportation cost and auction fees associated with selling vehicles of $8,457,250. As our business grows, we will continue to add cost and expenses in all areas of the Company, which will result in an increase in selling and administrative costs in absolute dollar terms but significantly decrease as a percentage of total revenue.

Depreciation and Amortization

Depreciation and amortization increased by $802,420 to $1,786,426 for the year ended December 31, 2019 compared to $984,006 for the same period of 2018. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the year ended December 31, 2019 included capitalized technology acquisition and development costs of $3,085,743. For the year ended December 31, 2019, amortization of capitalized technology development was $1,436,088 as compared to $825,782 for the same period of 2018. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $350,338 as compared to $158,224 for the same period of 2018.

Interest Expense

Interest expense increased by $5,406,919 to $7,187,604 for the year ended December 31, 2019 compared to $1,780,685 for the same period of 2018. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note issued to NextGen (the "NextGen Note"); (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) Notes; and (vi) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; (iii) the amortization of the debt issuance costs on the Hercules Loan, Notes and Convertible Notes-Autosport; and (iv) amortization of transaction costs on the Notes. Interest expense for the year ended December 31, 2019 for the: (i) Hercules Loan was $758,466 and included $342,841 of debt issuance cost amortization; (ii) Private Placement Notes was $316,091; (iii) Line of Credit-Floor Plans was $3,239,293; (iv) Convertible Notes-Autosport was $228,002 and included $103,005 of debt discount amortization; (v) Notes was $2,523,064 and included $1,218,064 of debt discount and transaction fee amortization; (vi) NextGen Note was $110,484. Interest expense for the year ended December 31, 2018 for the: (i) Hercules Loan was $770,810 and included $304,213, of debt issuance cost amortization; (ii) Private Placement Notes was $259,177 which included $205,926 of debt discount amortization; (iii) NextGen Note was $87,617; and (iv) Line of Credit – Floor Plans was $663,081. Included in interest expense is $513,305 for Wholesale for the Wholesale Acquisition Period. See Part II, Financial Statements and Supplementary Data—Note 8—"Notes Payable and Lines of Credit " for additional discussion.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019 the Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

Derivative Liability

In connection with the Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $1,330,000 based on a Monte-Carlo Simulation using a volatility of 85.0% and a risk-free rate of 2.3%. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $1,302,500 being recorded in the Statements of Operations for the year ended December 31, 2019. The value of the derivative liability as of December 31, 2019 is $27,500.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

Adjusted EBITDA is defined as net loss adjusted to add back interest expense including debt extinguishment and depreciation and amortization, and certain charges and expenses, such as non-cash compensation costs, acquisition related costs, derivative income, financing activities, litigation expenses, severance, new business development costs, technology implementation costs and expenses, and facility closure and lease termination costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	2019	2018
Net loss	$(45,177,053)	$(25,181,817)
Add back:
Interest expense (including debt extinguishment)	8,686,854	1,780,685
Depreciation and amortization	1,786,426	984,006
EBITDA	(34,703,773)	(22,417,126)
Adjustments
Goodwill impairment	1,850,000	-
Non-cash-stock-based compensation	3,836,518	1,657,680
Derivative income	(1,302,500)	-
Severance	1,079,438	-
New business development	1,224,523	-
Other non-recurring costs	1,639,666	-
Adjusted EBITDA	$(26,376,128)	$(20,759,446)

Liquidity and Capital Resources

We generate cash from the sale of used retail vehicles, the sale of wholesale vehicles, and providing vehicle logistics and transportation services for used vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory floor plan facilities, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion and strategic initiatives and we expect this to continue in the future.

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion of our various lines of business and the timing and extent of our spending to support our technology and software development efforts.

We had the following liquidity resources available as of December 31, 2019 and December 31, 2018:

	2019	2018
Cash and cash equivalents	$49,660	$9,134,902
Restricted cash (1)	6,676,622	6,650,000
Total cash, cash equivalents, and restricted cash	6,726,282	15,784,902
Availability under short-term revolving facilities	35,839,030	16,133,106
Committed liquidity resources available	$42,565,652	$31,918,008

(1)
Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.

On January 14, 2020, the Company closed a public offering at a public price of $11.40 per share (the "2020 Public Offering"). On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, proceeds from the 2020 Public Offering, after deducting the 7.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,898,070.

Also on January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by the Joinder Agreement, with the investors in the 2019 Note Offering (as defined below), pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes (as defined below) would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the "New Notes"), and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering, after deducting for the payment of accrued interest and offering-related expenses, but exclusive of company costs were $8,272,375.

As of December 31, 2019, and 2018, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $82,585,522 and $67,347,925, respectively, summarized in the table below. See Note 8 — Notes Payable and Lines of Credit and Note 19 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on our debt.

	December 31,
Asset-Based Financing:	2019	2018
Inventory	$59,160,970	$56,372,501
Total asset-based financing	59,160,970	56,372,501
Convertible senior notes	31,333,334	12,190,834
Senior unsecured notes	2,568,843	667,000
Total debt	93,063,147	69,230,335
Less: unamortized discount and debt issuance costs	(10,477,625)	(1,882,410)
Total debt, net	$82,585,522	$67,347,925

The following table sets forth a summary of our cash flows for the year ended December 31, 2019 and 2018:

	2019	2018
Net cash used in operating activities	$(39,747,330)	$(23,452,753)
Net cash used in investing activities	(3,871,223)	(17,564,367)
Net cash provided by financing activities	34,559,933	47,631,370
Net (decrease) increase in cash	$(9,058,620)	$6,614,250

Operating Activities

Net cash used in operating activities increased $16,294,577 to $39,747,330 for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in net cash used is primarily due to a $19,995,236 increase in our net loss offset by a $3,700,659 increase in non-cash expense items. The increase in the net loss for the year ended December 31, 2019 was a result of the continued expansion and progress made on our business plan, including a significant increase in compensation, marketing and advertising spend, costs and expenses associated with the sale of inventory, continued development of the Company's business and for working capital purposes.

Investing Activities

Net cash used in investing activities decreased $13,693,144 to $3,871,223 for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in cash used for investment activities was primarily due to a decrease of $14,560,251 for acquisitions, offset by an increase in costs incurred for technology development of $923,036. In 2019 the Company used $835,000 to acquire Autosport, while in 2018 the Company used cash of $15,395,251 to acquire Wholesale, Inc and Wholesale Express, LLC.

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent Earn-Out Shares for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of December 31, 2019, there have been no payments earned under the performance thresholds.

On October 26, 2018, we entered into the Merger Agreement with the Merger Sub, Holdings, Wholesale, the Stockholders, the Representative, and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the Wholesale Merger. Also, on October 26, 2018, we entered into the Purchase Agreement with the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which the Company completed the Express Acquisition. On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders the Stock Consideration. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

Financing Activities

Year Ended December 31, 2019

Net cash provided by financing activities decreased $13,071,437 to $34,559,933 for the year ended December 31, 2019 as compared to the same period in 2018. This decrease is primarily a result of a reduction in the finance offerings in 2019 compared to 2018, as discussed below. The proceeds from these transactions were used to: (i) acquire vehicle inventory; (ii) accelerate technology development; and (iii) continue development of the Company's business and for working capital purposes.

On February 11, 2019, the Company completed an underwritten public offering of 63,825 shares of its Class B Common Stock at a price of $111.00 per share for net proceeds to the Company of $6,543,655 (the "February 2019 Public Offering"). The completed offering included 8,325 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company used the net proceeds from the offering for working capital and general corporate purposes, which included purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On May 9, 2019, the Company entered into a purchase agreement (the "Note Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30,000,000 in aggregate principal amount of the Company's 6.75% Convertible Senior Notes due 2024 (the "Notes" or "Old Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "2019 Note Offering"). Proceeds from the 2019 Note Offering, after deducting the initial purchaser's discounts, advisory fees, and related offering expenses, were $27,385,500.

The Notes were issued on May 14, 2019 pursuant to an Indenture (the "Indenture"), by and between the Company and Wilmington Trust, National Association, as trustee. The Notes bore interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Notes could bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes were not freely tradeable as required by the Indenture. The Notes would have matured on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Notes was 8.6956 shares of Class B Common Stock per $1,000 principal amount of the Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $115.00 per share, subject to adjustment). The conversion rate was subject to adjustment in some events but would not have be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change.

Before the close of business on October 31, 2023, the Notes were convertible only under certain circumstances specified in the Indenture. On or after November 1, 2023, to the close of business on the business day immediately preceding the maturity date, holders could have converted all or any portion of their notes at the applicable conversion rate at any time, in multiples of $1,000 principal amount, at the option of the holder regardless of such conditions. Upon conversion, the Company would pay or deliver cash, shares of Class B Common Stock, or a combination of cash and shares of Class B Common Stock, at the Company's election.

The Notes were not redeemable by the Company prior to the May 6, 2022. The Company could have redeemed for cash all or any portion of the Notes, at its option, on or after May 6, 2022 if the last reported sale price of the Class B Common Stock had been at least 150.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive). No sinking fund was provided for the Notes.

The Notes were the Company's senior unsecured obligations and rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables).

The Notes were subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the Trustee or the holders of at least 25.0% in principal amount of the outstanding Notes, could have declared 100.0% of the principal of and accrued and unpaid interest on the Notes immediately due and payable.

On May 9, 2019, the Company also entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "2019 Private Placement") an aggregate of 95,000 shares of the Class B Common Stock (the "Private Placement Shares"), at a purchase price of $100.00 per share. JMP Securities served as the placement agent for the 2019 Private Placement. The Company paid JMP Securities a commission of 7.0% of the gross proceeds in the 2019 Private Placement. Upon closing, the proceeds for the 2019 Private Placement, after deducting commissions and related offering expenses, were $8,665,000.

On May 14, 2019, the Company used a portion of net proceeds from the 2019 Note Offering to pay Hercules (as defined below) $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under the Loan Agreement (as defined below). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated.

Year Ended December 31, 2018

Net cash provided by financing activities increased $28,308,507 to $47,631,370 for the year ended December 31, 2018 as compared to the same period in 2017. This increase is primarily a result of the: (i) 2018 public offering of 116,438 shares of Class B Common Stock with net proceeds of $13,015,825; (ii) the private placement of an aggregate of 151,500 shares of our Class B Common Stock (the "2018 Private Placement") with net proceeds of $20,086,155; (iii) proceeds of $9,227,035 from Hercules loans; and (iv) Net advances of $5,302,355 under floor plan lines of credit. The proceeds from these transactions were used to: (i) acquire vehicle inventory; (ii) accelerate technology development; (iii) fund the acquisition of Wholesale and Express; and (iv) continue development of the Company's business and for working capital purposes.

On February 16, 2018, the Company, through RMBL Missouri, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank, a Utah chartered state bank ("Ally Bank") and Ally Financial, Inc., a Delaware corporation (together with Ally Bank "Ally"), pursuant to which Ally may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL Missouri from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require RMBL Missouri to maintain 10.0% of the advanced amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by Ally and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, the Borrower's obligation to pay upon demand any outstanding liabilities of the Credit Facility), Ally may, at its option and without notice to RMBL Missouri, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Ally and its affiliates by RMBL Missouri and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL Missouri and payment is guaranteed by the Company pursuant to a guaranty in favor of Ally and secured by the Company pursuant to a General Security Agreement.

On April 30, 2018 (the "Closing Date"), the Company, and it wholly owned subsidiaries, (collectively the "Initial Borrowers"), entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc. a Maryland Corporation ("Hercules") pursuant to which Hercules may provide one or more term loans in an aggregate principal amount of up to $15,000,000 (the "Hercules Loan"). Under the terms of the Loan Agreement, $5,000,000 was funded at closing with the balance available in two additional tranches over the term of the Loan Agreement, subject to certain operating targets and otherwise as set forth in the Loan Agreement. The Hercules Loan has an initial 36-month maturity and initial 10.5% interest rate. The Hercules Loan is subject to various covenants, including gross profit and EBITDA. As of December 31, 2018, the Company was in compliance with such covenants.

Under the Loan Agreement, on the Closing Date, the Company issued Hercules a warrant to purchase 4.091 (increasing to 5,455 if a fourth tranche in the principal amount of up to $5,000,000 is advanced at the party's agreement) shares of the Company's Class B Common Stock (the "Warrant') at an exercise price of $110.00 per share (the "Warrant Price"). The Warrant is immediately exercisable and expires on April 30, 2023.

Advances under the Hercules Loan ("Advances") will bear interest at a per annum rate equal to the greater of either (i) the prime rate plus 5.75%, or (ii) 10.25%, based on a year consisting of 360 days. Advances under the Loan Agreement are due and payable on May 1, 2021, unless the Initial Borrowers achieve certain performance milestones, in which case Advances will be due and payable on November 1, 2021.

Upon any event of default, Hercules may, at its option, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Hercules by the Initial Borrowers.

The Hercules Loan is secured by a grant of a security interest in substantially all assets (the "Collateral") of the Initial Borrowers, except the Collateral does not include (a) certain outstanding equity of the Initial Borrowers' foreign subsidiaries, if any, or (b) nonassignable licenses or contracts of the Initial Borrowers, if any.

On July 20, 2018, the Company completed an underwritten public offering of 116,438 shares of its Class B Common Stock at a price of $121.00 per share for aggregate net proceeds to the Company of $13,015,825. The completed offering included 15,188 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

On October 26, 2018, we entered into the Merger Agreement by and among the Company, Merger Sub, Holdings, Wholesale, and the Stockholders), Steven Brewster, a Tennessee resident, as the representative of each Stockholder (the "Representative"), and, for the limited purposes of Section 5.8, Marshall Chesrown and Steven R. Berrard, providing for the Wholesale Merger of Holdings with and into Merger Sub, with Merger Sub surviving the Wholesale Merger as a wholly-owned subsidiary of the Company. On October 29, 2018, we entered into an Amendment to the Merger Agreement making a technical correction to the definition of "Parent Consideration Shares" contained in the Merger Agreement.

Also, on October 26, 2018, we entered into the Purchase Agreement, by and among the Company, the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which we acquired all of the membership interests (the "Express Acquisition") in Wholesale Express.

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

On October 30, 2018, the Company, NextGen Pro, LLC, ("NextGen Pro"), RMBL Missouri, LLC, ("RMBL Missouri"), RMBL Texas, LLC ("RMBL Texas", and together with the Company, NextGen Pro, and RMBL Missouri, each, an "Existing Borrower", and collectively, the "Existing Borrowers"), Merger Sub, Wholesale, Wholesale Express, RMBL Express, LLC, ("RMBL Express", and together with Merger Sub, Wholesale and Wholesale Express, the "New Borrowers"; together with the Existing Borrowers, the "Borrowers"), Hercules, in its capacity as lender (in such capacity, "Lender"), and Hercules, in its capacity as administrative agent and collateral agent for Lender (in such capacities, "Agent"), entered into the First Amendment and Waiver to Loan and Security Agreement (the "Amendment"), amending the Loan Agreement, (as amended by the Amendment, the "Amended Loan Agreement"), by and among the Existing Borrowers, Lender and Agent. Under the terms of the Amendment, $5,000,000 (less certain fees and expenses) was funded by Lender to the Borrowers in connection with the Wholesale Closing Date (the "Tranche II Advance"). The Tranche II Advance has a maturity date of October 1, 2021 and an initial interest rate of 11.00%. Pursuant to the Amendment, we issued to Hercules a warrant to purchase 1,048 shares of Class B Common Stock at an exercise price of $143.13 per share. In connection with the Company's public offering in February 2019, the exercise price of the warrant was adjusted to $110.94 and the number of shares of Class B Common Stock underlying the warrant was adjusted to 1,352. The warrant is immediately exercisable and expires on October 30, 2023.

Also, on October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). The available credit under the NextGear Credit Line is initially $63,000,000, it was increased to $70,000,000 after February 28, 2019. The NextGear Credit Line is due and payable on demand. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.00%, until the outstanding liabilities to NextGear are paid in full. See Note 8 – Notes Payable and Lines of Credit to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on this loan

On October 30, 2018, we completed the 2018 Private Placement at a price of $142.00 per share for non-affiliates of the Company, and, with respect to directors participating in the 2018 Private Placement, at a price of $162.00 per share. The gross proceeds for the 2018 Private Placement were $21,553,000. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the 2018 Private Placement. We paid the Placement Agents a fee of 6.5% of the gross proceeds in the 2018 Private Placement. Net proceeds from the 2018 Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

Liquidity

We have incurred losses and negative cash flow from operations since inception through December 31, 2019 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit and Note 9 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans.  As of May 28, 2020, we had approximately $15,000,000 available under our NextGear Credit Line that we may draw against through December 31, 2020 to fund future vehicle inventory purchases, as described further in Note 8 — Notes Payable and Lines of Credit.

Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio and through rationalizing costs and expenses, including temporarily laying off 169 employees. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of May 28, 2020, the Company has $9,000,000 of unrestricted cash and has approximately $15,000,000 of remaining availability under the NextGear Credit.

The Company’s consolidated financial statements have been prepared assuming that will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that we will be able to generate sufficient liquidity from the measures described above, our current circumstances including uncertainties due to Covid-19 pandemic raise substantial doubt about our ability to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Public Offering

On January 10, 2020, the Company entered into the Underwriting Agreement with the Underwriters relating to the Company's 2020 Public Offering of the 900,000 Firm Shares and the 135,000 Additional Shares.

The Underwriters agreed to purchase the Firm Shares at a price of $11.40 per share. The Firm Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (Registration No. 333-234340) under the Securities Act.

On January 14, 2020, the Company issued the Firm Shares and closed the 2020 Public Offering at a public price of $11.40 per share. On January 16, 2020, the Company received notice of the Underwriters' intent to complete the Over-allotment Exercise. On January 17, 2020, the Company issued the Additional Shares and closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, proceeds from the 2020 Public Offering, after deducting the 7.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,898,070. Certain of the Company's officers and directors participated in the 2020 Public Offering.

The Company intends to use the net proceeds of the 2020 Public Offering for working capital and general corporate purposes, which may include further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the business. Pending these uses, the Company may invest the net proceeds in short-term interest-bearing investment grade instruments.

Convertible Note Exchange and Offer

Also on January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by the Joinder Agreement, with the investors in the 2019 Note Offering, pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering, after deducting for payment of accrued interest on the Old Notes and offering-related expenses were approximately $8,272,375.

The New Notes were issued on January 14, 2020 pursuant to an Indenture (the "New Indenture"), by and between the Company and Wilmington Trust, National Association, as trustee (the "Trustee"). The Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The New Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2020. The New Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the New Indenture or if the New Notes are not freely tradeable as required by the New Indenture. The New Notes will mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the New Notes is 25 shares of Class B Common Stock per $1,000 principal amount of New Notes, which is equal to an initial conversion price of $40.00 per share. The conversion rate is subject to adjustment in certain events as set forth in the New Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a "make-whole fundamental change" (as defined in the New Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its New Notes in connection with such make-whole fundamental change. Before July 1, 2024, the New Notes will be convertible only under circumstances as described in the New Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 61.6523 shares per $1,000 in principal amount.

The New Indenture contains a "blocker provision" which provides that no holder (other than the depositary with respect to the notes) or beneficial owner of a New Note shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.

The New Notes are not redeemable by the Company before the January 14, 2023. The Company may redeem for cash all or any portion of the New Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The New Notes rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the New Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables).

The New Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25.0% in principal amount of the outstanding New Notes by notice to the Company and the Trustee, may declare 100.0% of the principal of and accrued and unpaid interest, if any, on all the New Notes then outstanding to be due and payable.

In connection with the 2020 Note Offering, on January 14, 2020, the Company entered into a registration rights agreement with the Note Investors, pursuant to which the Company has agreed to file with the SEC a shelf registration statement registering the sale, on a continuous or delayed basis, of all of the New Notes and to use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act no later than the day that is 120 days after January 14, 2020.

Investor Note Exchange

Also, in connection with the closing of the 2020 Public Offering and the 2020 Note Offering, the Company repaid $500,000 plus accrued interest related to the note payable to Halcyon, and certain of the Company's investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for the New Investor Notes, pursuant to the Investor Note Exchange Agreement, by and between the Company and each Investor, including Halcyon, an entity affiliated with Kartik Kakarala, a director of the Company, such New Investor Note for an aggregate principal amount of $833,333, Blue Flame, an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114 and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1,502,352, will mature on January 31, 2021, and will be convertible at any time at the Investor's option at a price of $60.00 per share. In connection with the issuance of the New Investor Notes, the Company also entered into a Security Agreement, dated as of January 14, 2020 with the Investors, pursuant to which the Company granted to the Investors a security interest in certain collateral to secure, on a pro rata basis based on the percentage equal to the amount of principal outstanding on each New Investor Note divided by the amount of principal outstanding on all of the New Investor Notes to each Investor.

The New Investor Notes and the New Notes were sold to the investors pursuant to the Investor Note Exchange Agreement and the Note Agreement, respectively, in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. To the extent that any shares of Class B Common Stock are issued upon conversion of the New Investor Notes and the New Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the New Investor Notes and the New Notes, and any resulting issuance of shares of Class B Common Stock.

Nasdaq Notices

On January 17, 2020, the Company received a notice from the Listing Qualifications department of the Nasdaq Stock Market ("Nasdaq") indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) based upon the closing bid price for the 30 consecutive business days ended January 16, 2020. The Nasdaq notice does not impact the Company's listing at this time and the Company's stock will continue to trade on Nasdaq while the Company works to regain compliance with the Nasdaq.

As a result of the Reverse Stock Split, as defined below, the Company believes it has regained compliance with Rule 5450(a)(1).

Nashville Tornado

In the early morning hours of March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to our facilities in Nashville. We maintain insurance coverage for damage to our facilities and inventory, as well as business interruption insurance. We continue in the process of reviewing damages and coverages with our insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,369,087; and (3) loss of business income, for which we have coverage in the amount of $6,000,000.

All three components of our loss claim have been submitted to its insurers. Our inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The building insurer has agreed to pay $3,369,087 on the building and personal property loss, reflecting a complete recovery, net of $5,000 reflecting our deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 and has an outstanding balance of $1,094,580 which is expected to be paid during the second quarter of 2020. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. We believe there will be a full recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions will significantly negatively impact all aspects of our business. Our business is also dependent on the continued health and productivity of our associates throughout this crisis. Individually and collectively, we expect the consequences of the COVID-19 outbreak will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

The COVID-19 situation has created an unprecedented and challenging time. Our current focus is on positioning the Company for a strong recovery when this crisis is over. We have taken steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates. Effective April 9, 2020, 169 associates were temporarily laid-off effective, however our receipt of PPP funds, as discussed below will allow us to gradually recall these associates over time. All ongoing employment determinations are subject to change due to the COVID-19 situation future government mandates, as well as future business conditions. We will continue to monitor the COVID-19 situation and look for ways to preserve cash and reduce our operating expenses as we are able, however, we expect the consequences of the COVID-19 outbreak will likely have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

PPP Loan

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale, Inc. and Wholesale Express, LLC (together, the "Subsidiaries," and with the Company, the "Borrowers"), each entered into loan agreements and related promissory notes (the "SBA Loan Documents") to receive U.S. Small Business Administration Loans (the "SBA Loans") pursuant to the Paycheck Protection Program (the "PPP") established under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), in the aggregate amount of $5,176,845 (the "Loan Proceeds"). The Borrowers received the Loan Proceeds on May 1, 2020. Under the SBA Loan Documents, the SBA Loans have a fixed interest rate of 1.0%, repayment begins six months from the date of disbursement of each SBA Loan, and the SBA Loans mature two years from the date of first disbursement. There is no prepayment penalty.

Pursuant to the terms of the SBA Loan Documents, the Borrowers may apply for forgiveness of the amount due on the SBA Loans in an amount equal to the sum of the following costs incurred by the Borrowers during the eight-week period (or any other period that may be authorized by the U.S. Small Business Administration) beginning on the date of first disbursement of the SBA Loans: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance is provided that forgiveness for any portion of the SBA Loans will be obtained.

The promissory notes evidencing the SBA Loans contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory notes. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrowers, and/or filing suit and obtaining judgment against the Borrowers.

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. Following the Reverse Stock Split, the Company has outstanding 50,000 shares of Class A Common Stock and approximately 2,162,696 shares of Class B Common Stock. On May 20, 2020, the Company’s Class B Common Stock commenced trading on the Nasdaq Capital Market on a split-adjusted basis. The Company has retrospectively adjusted the 2018 and 2019 financial statements for loss per share and share amounts as a result of the reverse stock split.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (the "SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 8 of Part II, Financial Statements and Supplementary Data Note 1 — "Description of Business and Significant Accounting Policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.

Valuation of Inventory

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

Also, on October 26, 2018, we entered into the Purchase Agreement with the Express Sellers, and Steven Brewster as representative of the Express Sellers, pursuant to which the Company completed the Express Acquisition. On October 30, 2018, the Company completed the Wholesale Merger and Express Acquisition. As consideration for the Wholesale Merger, we (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders the Stock Consideration. As consideration for the Express Acquisition, we paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments.

The Wholesale, Express and Autosport acquisitions were accounted under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the cost, including transaction costs was preliminarily allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Consistent with accounting principles generally accepted in the U.S. at the time the acquisition was consummated, the Company valued the purchase price to acquire Wholesale, Wholesale Express and Autosport based upon the fair value of the consideration paid.

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

See Item 8 of Part II, Financial Statements and Supplementary Data, Note 1 – Description of Business and Significant Accounting Policies and Note 4 — "Acquisitions" for additional discussion.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as domain names, customer relationships, and trade names are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at the reporting unit level annually on December 31 and upon the occurrence of an indicator of impairment. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a quantitative assessment process. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution of principally motorcycles, while the automotive segment distributes cars and trucks. Each of these segments are considered separate reporting units for purposes of goodwill testing. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services between dealerships and auctions. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit.

We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a quantitative assessment process. During 2019, for the three reporting units we performed quantitative impairment testing of the fair value of our reporting units using an income and market valuation approach. The income valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, profit margins, residual values and the cost of capital.

For the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000 related to powersports, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. No goodwill impairment resulted from the quantitative impairments tests of the remaining reporting units as of December 31, 2019 and 2018. The remaining reporting units had sufficient excess fair value over the respective carrying values. No other impairment charges related to intangible assets were recognized in 2018.

Stock-Based Compensation

The Company is required to make estimates and assumptions related to our valuation and recording of stock-based compensation expense under current accounting standards. These standards require all stock-based compensation to employees to be recognized in the statement of operations based on their respective grant date fair values over the requisite service periods and also requires an estimation of forfeitures when calculating compensation expense.

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). To date, the vesting of RSU and Option awards for most employees is service / time based, however some senior level employees have been granted awards that include a mix of service based, performance based and market condition-based vesting. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period approximating the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. All currently outstanding performance-based awards and market condition-based awards granted to date have vesting schedules dependent on achieving a particular objective within sixteen (16) months. More specifically, the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards. The Company estimates the fair value of awards granted under the Plan on the date of grant. Fair value of all awards is based on the share price of the Class B Common Stock on the date of the award, and in the case of options, calculated using the Black-Scholes option valuation model. See Item 8 of Part II, Financial Statements and Supplementary Data Note 1 "Description of Business and Significant Accounting Policies—Stock-Based Compensation."

Newly Issued Accounting Pronouncements

In February 2016, the FASB issued an accounting pronouncement (FASB ASU 2016-02) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet while also disclosing key information about those lease arrangements. Under the new guidance, lease classification as either a finance lease or an operating lease will affect the pattern and classification of expense recognition in the income statement. The classification criteria to distinguish between finance and operating leases are generally consistent with the classification criteria to distinguish between capital and operating leases under existing lease accounting guidance. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We adopted the new standard for our fiscal year beginning January 1, 2019.

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new accounting standard (ASC Topic 606) that amends the accounting guidance on revenue recognition. The new accounting standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard's guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

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

None.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.
Other Information.

On May 27, 2020, the Compensation Committee terminated the Executive RSUs (defined below) previously granted to Messrs. Chesrown, Berrard and Levy. For additional information regarding the Executive RSUs, see Part III, Item 11 – Executive Compensation.

On April 9, 2020, the Company reported that it would implement temporary salary reductions for those employees whose annual salaries exceed $75,000, including, in consultation with the Compensation Committee of the Company's Board of Directors, the salaries of our Chief Executive Officer and Chief Financial Officer. As a result of the Company’s approval of Paycheck Protection Program funds on May 1, 2020, the Company has determined that these salary reductions are not needed at this time and such reductions were not implemented.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors:

Name	Age	Position
Marshall Chesrown	62	Chief Executive Officer and Chairman
Steven R. Berrard	65	Chief Financial Officer and Director
Denmar Dixon	58	Director
Richard A. Gray, Jr.	72	Director
Kartik Kakarala	42	Director
Peter Levy	50	Chief Operating Officer
Michael Marchlik	47	Director
Kevin Westfall	64	Director

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

Peter Levy has served as our Chief Operating Officer since May 20, 2019. From November 2017 to present, Mr. Levy served as our Senior Vice President of Operations overseeing the day-to-day inventory logistics, auctions, dealer networks, and managing the teams responsible for driving sales within the Company. Mr. Levy is a seasoned and highly respected operating executive who has been involved in the automotive industry for over 25 years. Mr. Levy previously served as a Business Development Partner of AWG Remarketing Whann Technology/Integrated Auction Solutions, LLC from January 2011 to November 2017. Also, Mr. Levy's distinguished career includes multiple executive and management level positions within the industry at companies such as AutoNation and Automotive Remarketing Services, all focusing on business development and creative uses of technology to gain market share. Mr. Levy graduated from Indiana University with a B.S. in Marketing and Finance.

Michael Marchlik has served on our Board since May 6, 2020. Mr. Marchlik has served as the Chief Executive Officer of the Advisory & Valuations division of Great American Group ("GA") since April 2017 and is responsible for overseeing the operations and client service efforts for lenders, sponsors and borrowers. Prior to that, he served as a Partner and National Sales and Marketing Director of GA from January 2010 to April 2017, as Executive Vice President, Western Region of GA from January 2004 to December 2009, as Senior Vice President of Sales, Western Region of GA from June 2001 to December 2003, and as Director of Operations at GA from July 1996 to May 2001. With nearly two and a half decades of experience in all segments of the asset disposition and valuation industries, he has extensive understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations. Mr. Marchlik attended Northeastern University in Boston where he received a Bachelor of Science in Finance.

We believe that Mr. Marchlik possesses attributes that qualify him to serve as a member of our Board, including his extensive understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations.

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

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. Our Board's core principles of corporate governance are set forth in our Corporate Governance Principles. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board also adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the Corporate Governance Principles are available on our corporate website at www.rumbleon.com. You also may obtain without charge a printed copy of the Code of Ethics and Corporate Governance Principles by sending a written request to: Investor Relations, RumbleOn, Inc., 901 W Walnut Hill Lane, Irving, Texas 75038. Amendments or waivers of the Code of Business Conduct and Ethics will be provided on our website within four business days following the date of the amendment or waiver.

Board of Directors

The business and affairs of our company are managed by or under the direction of the Board. The Board is currently composed of seven members. The Board has not appointed a lead independent director; instead the presiding director for each executive session is rotated among the Chairs of the committees of our Board.

The Board held five meetings and took one action by unanimous written consent during the year ended December 31, 2019. In 2019, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he served.

Our directors are expected to attend our Annual Meeting of Stockholders. Any director who is unable to attend our Annual Meeting is expected to notify the Chairman of the Board in advance of the Annual Meeting. All of our directors serving at the time of the 2019 Annual Meeting of Stockholders were in attendance.

Board Committees

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

Our Board has established three separately designated standing committees to assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. The charters for our Board committees set forth the scope of the responsibilities of that committee. The Board will assess the effectiveness and contribution of each committee on an annual basis. The charters for our Board committees were adopted by the Board in May 2017. These charters are available at www.rumbleon.com, and you may obtain a printed copy of any of these charters by sending a written request to: Investor Relations, RumbleOn, Inc., 901 W Walnut Hill Lane, Irving, Texas 75038.

Audit Committee. The current members of the Audit Committee are Messrs. Dixon (chair), Marchlik, Gray, and Westfall. The Board has determined that Mr. Dixon is an "audit committee financial expert," as defined in Item 407 of Regulation S-K and is the Chairman of the Audit Committee.

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of our independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between us and related parties. For a complete description of the Audit Committee's responsibilities, you should refer to the Audit Committee Charter. The Audit Committees held seven meetings and took two actions by unanimous written consent during the year ended December 31, 2019.

Compensation Committee. The current members of the Compensation Committee are Messrs. Westfall (chair), Marchlik, and Dixon. The Compensation Committee was established to, among other things, administer and approve all elements of compensation and awards for our executive officers. The Compensation Committee has the responsibility to review and approve the business goals and objectives relevant to each executive officer's compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive's compensation based on this evaluation. For a complete description of the Compensation Committee's responsibilities, you should refer to the Compensation Committee Charter. The Compensation Committee held three meetings and took one actions by unanimous written consent during the year ended December 31, 2019.

Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Dixon (chair) and Gray. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board. For a complete description of the Nominating and Corporate Governance Committee's responsibilities, you should refer to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committees took one action by unanimous written consent during the year ended December 31, 2019.

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

Item 11.
Executive Compensation.

Executive and Director Compensation

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2019 and December 31, 2018.

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards(1)		Total
Marshall Chesrown Chief Executive Officer	2019	$360,000	$200,000		-		560,000
	2018	240,000	150,000	(2)	-		$390,000
Steven R. Berrard Chief Financial Officer	2019	$360,000	$200,000		-		560,000
	2018	240,000	150,000	(2)	-		$390,000
Peter Levy(3) Chief Operating Officer	2019	$280,273	$50,500		204,000	(4)	$534,773

(1)
Does not include the grant date fair value of performance and market based restricted stock units granted to each of Mr. Chesrown and Mr. Berrard in the amount of $838,000 and to Mr. Levy in the amount of $204,250, each as determined pursuant to FASB ASC Topic 718, which restricted stocks unit were terminated as described below under the section titled Executive Employment Arrangement.

(2)
Represents a discretionary bonus approved by the Company's Compensation Committee for service provided to the Company in connection with the acquisitions of Wholesale, Inc. and Wholesale Express, LLC in October 2018.

(3)
On May 20, 2019, Peter Levy was promoted to Chief Operating Officer of the Company. As a result, compensation for only 2019 is presented above.

(4)
Does not reflect compensation paid to Mr. Levy.  Instead, the amount shown reflects the grant date fair value of restricted stock units granted to Mr. Levy determined pursuant to FASB ASC Topic 718.

Executive Employment Arrangement

Marshall Chesrown and Steven Berrard

On May 25, 2019, the Compensation Committee approved an increase in the annual base salary for Marshall Chesrown and Steven Berrard from $240,000 to $360,000, retroactive to January 1, 2019. The Compensation Committee also approved a discretionary bonus of up to $500,000 for each of Messrs. Chesrown and Berrard payable as follows: (i) $100,000 payable immediately in connection with the Company's performance for the quarter ended March 31, 2019 and the launch of the Company's finance business, (ii) $100,000 upon reaching the revenue target approved by the Committee for the year ending December 31, 2019 and payable upon completion of the Company's audited financial statements for the year ending December 31, 2019, (iii) $100,000 payable upon achieving powersports and automotive unit sales with a target average gross margin per unit approved by the Committee at any time through December 31, 2019, and (iv) $100,000 payable in two equal installments upon achieving a certain percentage of revenue and gross margin targets approved by the Committee for the quarters ended June 30, 2019 and September 30, 2019. Messrs. Chesrown and Berrard each achieved and were paid $200,000 under the bonus plan.

The Committee also approved grants of up to 20,000 restricted stock units ("RSUs") for each of Messrs. Chesrown and Berrard, which vest as follows: (i) 5,000 RSUs vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue targets approved by the Committee at any time through September 30, 2020, (ii) 5,000 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $200.00 per share for 30 consecutive trading days at any time through September 30, 2020, and (iii) 10,000 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $300.00 per share for thirty consecutive trading days at any time through September 30, 2020. Messrs. Chesrown and Berrard received these RSUs on June 3, 2019 (the "CEO and CFO RSUs").

On May 27, 2020, the Committee terminated the CEO and CFO RSUs.

The Company has not entered into employment agreements or arrangements with Messrs. Chesrown or Berrard. Accordingly, Messrs. Chesrown and Berrard are employed as the Company's Chief Executive Officer and Chief Financial Officer, respectively, on an at-will basis.

Peter Levy

We have not entered into an employment agreement or arrangement with Mr. Levy. Accordingly, he is employed as our Chief Operating Officer on an at-will basis. Mr. Levy currently receives an annual salary of $300,000, which is paid weekly, in accordance with our standard payroll practice. Mr. Levy is eligible for equity compensation under our equity compensation plans, as determined from time to time by the Compensation Committee of the Board.

On August 22, 2019, the Compensation Committee approved a grant of 2,500 RSUs to Mr. Levy, which vest (1) 20% on the last day of the ninth month following the grant date, (2) 7.5% every three months on the last day of each three month period beginning on the last day of the twelfth month following the grant date through the last of the twenty-first month following the grant date and (3) 12.5% every three months on the last day of each three month period beginning on the last day of the twenty-fourth month following the grant date through the last day of the thirty-first month following the grant date.

Also, on August 22, 2019, the Committee approved a grant of up to 5,000 RSUs to Mr. Levy, which vest as follows: (i) 1,250 RSUs vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through June 30, 2020, (ii) 1,250 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $200.00 per share for 30 consecutive trading days at any time through June 30, 2020, and (iii) 2,500 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $300.00 per share for 30 consecutive trading days at any time through June 30, 2020 (the “COO RSUs, collectively with the CEO and CFO RSUs, the "Executive RSUs").

On May 27, 2020, the Committee terminated the COO RSUs.

Non-Employee Director Compensation

We have not yet established a policy for non-employee director compensation. During the year ended December 31, 2019, no compensation was paid to our non-employee directors, except an award of 1,750 RSUs under the Incentive Plan to Messrs. Dixon, Gray, Kakarala, Westfall and Reece for their service to the Board.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2019.

Name	Stock Awards (1)(2)	Total
Denmar Dixon	$ 160,300	$ 160,300
Richard A. Gray, Jr.	$ 160,300	$ 160,300
Kartik Kakarala	$ 160,300	$ 160,300
Kevin Westfall	$ 160,300	$ 160,300
Joseph Reece (3)	$ 160,300	$ 160,300

(1)
Represents RSUs granted under the Incentive Plan. Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. In determining the grant date fair value, we used $91.60 per share. The RSUs vest one year from the grant date and are subject to pro rata vesting if a director leaves the Board of Directors before the one-year period.

(2)
As of December 31, 2019, each of Messrs. Dixon, Gray, Kakarala, and Westfall held RSUs as follows: Mr. Dixon – 6,025; Mr. Gray – 4,550; Mr. Kakarala – 3,150; and Mr. Westfall – 4,025.

(3)
Mr. Reece resigned from the board on October 21, 2019, and forfeited all vested and unvested RSUs.

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

As of May 26, 2020, 50,000 shares of Class A Common Stock and 2,162,716 shares of Class B Common Stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of May 26, 2020, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleOn, Inc., 901 W Walnut Hill Lane, Irving, Texas 75038.

Beneficial Owner Executive Officers and Directors	Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Beneficially Owned (%)(1)	Class B Common Stock Beneficially Owned		Percentage of Class B Common Stock Beneficially Owned (%)(2)
Marshall Chesrown(3)	43,750	87.5%	93,750		4.33%
Steven Berrard(4)	6,250	12.5%	108,500		5.02%
Denmar Dixon(5)	-	-	78,874	(8)	3.65%
Kevin Westfall	-	-	4,851	(9)	*
Kartik Kakarala(6)	-	-	78,772	(10)	3.64%
Peter Levy	-	-	6,944	(11)	*
Richard Gray	-	-	5,071	(12)	*
Michael Marchlik	-	-	-		-
All executive officers and directors as a group (8 persons) (7)	-	-	376,762	(13)	17.42%

*Represents beneficial ownership of less than 1%.

(1)
Based on 50,000 shares of Class A Common Stock issued and outstanding as of May 26, 2020. The Class A Common Stock has ten votes for each share outstanding compared to one vote for each share of Class B Common Stock outstanding

(2)
Based on 2,162,716 shares of Class B Common Stock issued and outstanding as of May 26, 2020.

(3)
As of May 26, 2020, Mr. Chesrown has voting power representing approximately 19.95% of our outstanding common stock.

(4)
Shares are owned directly through Berrard Holdings, a limited partnership controlled by Steven R. Berrard. Mr. Berrard has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of May 26, 2020, Mr. Berrard has voting power representing approximately 6.42% of our outstanding common stock.

(5)
62,642 shares are owned directly through Blue Flame Capital, LLC, an entity controlled by Mr. Dixon, 638 shares are held by Mr. Dixon's spouse, 75 shares are held by Mr. Dixon's son and 12,600 shares are directly held by Mr. Dixon. Mr. Dixon has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of May 26, 2020, Mr. Dixon has voting power representing 2.85% of our outstanding common stock.

(6)
Shares are owned indirectly through Halcyon Consulting, LLC, a limited liability company owned by Kartik Kakarala and his brother, Srinivas Kakarala. Kartik Kakarala has shared power to vote and shared power to dispose of such shares of common stock with his brother. As of May 26, 2020, Mr. Kakarala has voting power representing 2.87% of our outstanding common stock.

(7)
As of May 26, 2020, all directors and executive officers as a group have voting power representing approximately 32.46% of our outstanding common stock.

(8)
Includes 2,919 restricted stock units that have vested and are pending delivery or will vest within 60 days.

(9)
Includes 2,231 restricted stock units that have vested and are pending delivery or will vest within 60 days.

(10)
Includes 2,231 restricted stock units that have vested and are pending delivery or will vest within 60 days.

(11)
Includes 2,501 restricted stock units that have vested and are pending delivery or will vest within 60 days.

(12)
Includes 2,596 restricted stock units that have vested and are pending delivery or will vest within 60 days.

(13)
Includes 12,478 restricted stock units that have vested and are pending delivery or will vest within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 9, 2017, our Board approved the adoption of the Incentive Plan subject to stockholder approval at our 2017 Annual Meeting of Stockholders. On June 30, 2017, the Incentive Plan was approved by our stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Incentive Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers, or the Eligible Individuals, by providing them with an opportunity to acquire or increase a proprietary interest in our company and to incentivize them to expend maximum effort for the growth and success of our company, so as to strengthen the mutuality of the interests between such persons and our stockholders. The Incentive Plan allows us to grant a variety of stock-based and cash-based awards to Eligible Individuals. On May 10, 2018, the Board approved, subject to stockholder approval, an amendment to the Incentive Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Incentive Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "Plan Increase"). On June 25, 2018, the Plan Increase was approved by our stockholders at the 2018 Annual Meeting of Stockholders. On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock. We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2019, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	136,076	(1)	41,299	(2)
Equity compensation plans not approved by stockholders	-		-

(1)
Represents restricted stock units outstanding under the Incentive Plan.

(2)
Represents securities remaining available for future issuance under the Incentive Plan.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

We have been a party to the following transactions since January 1, 2018, in which the amount involved exceeds $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

November 2016 Private Placement

On November 28, 2016, we completed a private placement with certain purchasers, with respect to the sale of an aggregate of 45,000 shares of common stock of the Company at a purchase price of $30.00 per share for total consideration of $1,350,000 (the "2016 Private Placement"). In connection with the 2016 Private Placement, the Company also entered into loan agreements with the investors pursuant to which the investors would loan the Company their pro rata share of up to $1,350,000 in the aggregate upon our request any time on or after January 31, 2017 and before November 1, 2020, pursuant to the terms of a convertible promissory note attached to the loan agreements.

In connection with the 2016 Private Placement, Blue Flame, an entity controlled by Denmar Dixon, one of the Company's directors, paid $250,000 for 45,000 shares of the Company's Class B Common Stock.

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement, pursuant to which the investors each received their pro rata share of (1) 58,096 shares of common stock and (2) the Private Placement Notes, in the amount of $667,000, and cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. The Private Placement Notes were not convertible. As a result, Blue Flame received 32,276 shares of Class B Common Stock and a promissory note in the principal amount of $370,556. As of December 31, 2019 and 2018, the amount outstanding on the promissory notes due to Blue Flame, including accrued interest was $394,287 and $378,495, respectively. Interest expense on the promissory notes due to Blue Flame for the year ended December 31, 2019 and 2018 was $183,286 and $143,987, respectively, which included debt discount amortization of $144,109 and $114,404, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations.

Test Dealer

In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company's Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note (the "Dealer"). The note, which could be converted into a 25.0% ownership interest in the Dealer at any time, was to mature on May 1, 2019, with interest payable monthly at 5.0% per annum This financing arrangement was terminated in April 2018. Revenue recognized by the Company from the Dealer for the year ended December 31, 2018 was $619,193 or .04% of 2018 total revenue.

In addition, the Company previously subleased warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company. The lease was terminated on June 30, 2018. For the year ended December 31, 2018, the Company paid $90,000 in rent under the sublease. Included in accounts receivable at December 31, 2018 was $40,176 owed to the Company by the Dealer.

Services Agreement

In connection with the NextGen Acquisition, on February 8, 2017, we entered into a Services Agreement with Halcyon, to provide development and support services to us. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, we paid Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees could increase on an annual basis, provided that the rates were not higher than 110.0% of the immediately preceding year's rates. We also reimbursed Halcyon for any reasonable travel and pre-approved out-of-pocket expenses incurred in connection with its services to us. The Services Agreement was terminated on March 31, 2018. During the year ended December 31, 2018, we paid a total of $54,159 under the Services Agreement.

October 2018 PIPE Transaction

On October 25, 2018, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "PIPE Transaction") an aggregate of 151,500 shares of its Class B Common Stock, at a purchase price of $142.00 per share for non-affiliates of the Company.

Mr. Dixon, who invested through Blue Flame, purchased 1,500 shares of Class B Common Stock in the PIPE Transaction at a price of $162.00 per share (the per share price to affiliates of the Company) for an aggregate purchase price of $243,000. Also, Mr. Reece, a Director at the time, individually purchased 500 shares of Class B Common Stock for an aggregate purchase price of $81,000. The Board of Directors approved these purchases in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Board of Directors' vote approving the PIPE Transaction.

Nashville Leases

In connection with the acquisition of Wholesale, we entered into leases for two facilities in the greater Nashville area owned by Mr. Brewster, a former 5% or greater holder of our Class B Common Stock. Each location has a lease term expiring on October 30, 2021, and for each property we have two (2) renewal options, each of which provides for five (5) additional years with a ten percent (10.0%) increase in the base rent. The aggregate rent for the two locations is approximately $55,000 per month.

Related Party Transaction Policy

In May 2017, our Board adopted a formal policy that our executive officers, directors, holders of more than 5.0% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of the Audit Committee, or other independent members of our Board if it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party's interest in the transaction.

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

Item 14.
Principal Accounting Fees and Services.

On November 19, 2019, the Audit Committee of the Company engaged Grant Thornton LLP ("Grant Thornton") as the Company's independent registered public accounting firm, effective November 19, 2019. Also, effective November 19, 2019, the Audit Committee of the Company dismissed Scharf Pera & Co., PLLC ("Scharf Pera") as the Company's independent registered public accounting firm.

Scharf Pera audited the Company's financial statements as of and for the years ended December 31, 2017 and December 31, 2018. Scharf Pera's reports on the Company's financial statements as of and for the years ended December 31, 2017 and December 31, 2018 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with Scharf Pera's audits of the Company's financial statements as of and for the years ended December 31, 2017 and December 31, 2018 and the subsequent interim period through November 19, 2019, there were (i) no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Scharf Pera on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Scharf Pera, would have caused Scharf Pera to make a reference to the subject matter thereof in connection with its reports on the Company's financial statements for such years and (ii) no "reportable events" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions).

During the years ended December 31, 2017 and December 31, 2018, and through the subsequent interim period as of November 19, 2019, neither the Company, nor any party on its behalf, consulted with Grant Thornton regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements, and no written reports or oral advice was provided to the Company by Grant Thornton that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

The following table sets forth Grant Thornton's and Scharf Pera’s fees for the years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees (1)	$340,000	$80,294
Tax Fees	-	12,415	(2)
All Other Fees	-	17,717	(3)
Total	$340,000	$110,426

(1)
These audit fees include the fees billed by Grant Thornton of $340,000 for the audit of the Company for the year ended December 31, 2019. The fees for 2018 are for amounts billed by Scharf Pera for (i) the audits of the Company for the years ended December 31, 2018 and 2017 and (ii) their review of the Company's unaudited 2018 Quarterly financial statements.

(2)
These tax fees consist of tax fees billed by Scharf Pera in 2018.

(3)
These other fees consist of fees billed by Scharf Pera in 2018 for review of Registration Statements.

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

All services provided by Grant Thornton and Scharf Pera during the fiscal year ended December 31, 2019 and 2018 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

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
2.1
Agreement and Plan of Merger, dated October 26, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative, and for limited purposes, Marshall Chesrown and Steven R. Berrard.
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
4.8
Indenture, dated May 14, 2019, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).

4.9
Form of 6.75% Convertible Senior Note due 2024 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).

4.10
Registration Rights Agreement, dated May 14, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K, filed on May 15, 2019).

4.11	Description of Registrant's Securities.
10.1	2017 RumbleOn, Inc. Stock Incentive Plan + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	Unconditional Guaranty Agreement (Incorporated by reference to Exhibit 10.12 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.3	Security Agreement (Incorporated by reference to Exhibit 10.13 the Company's Annual Report on Form 10-K, filed on February 14, 2017).

10.4	NextGen Promissory Note, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q, filed on May 15, 2017).
10.5	RumbleOn, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on April 5, 2017).
10.6
Amendment to Amended and Restated Stockholders' Agreement of RumbleOn, Inc., dated September 29, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 5, 2017).

10.7
Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.8
Addendum to Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.9
Cross Collateral, Cross Default and Guaranty Agreement, by and among Ally Bank, Ally Financial, Inc., RumbleOn, Inc., and RMBL Missouri, LLC, dated February 16, 2018 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.10
General Security Agreement, by and among RumbleOn, Inc., Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.11	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
10.12
Registration Rights Agreement, dated October 30, 2018, by and among RumbleOn, Inc., Steven Brewster and Janet Brewster, and Steven Brewster as representative (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.13
Escrow Agreement, dated October 30, 2018, by and among RumbleOn, Inc., Steven Brewster as representative, and Continental Stock Transfer and Trust Company (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.14
Demand Promissory Note and Loan and Security Agreement, dated October 30, 2018, by and between NextGear Capital, Inc. and Wholesale, LLC (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.15	Corporate Guaranty, in favor of NextGear Capital, Inc., dated October 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.16	Form of Securities Purchase Agreement, dated October 25, 2018(Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.17	Purchase Agreement, dated May 9, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.18	Form of Securities Purchase Agreement, dated May 9, 2019 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.19	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 22, 2019).
21.1	Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of Scharf Pera & Co., PLLC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

RumbleOn, Inc.

Date: May 29, 2020	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	May 29, 2020
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Steven R. Berrard	Director and Chief Financial Officer	May 29, 2020
Steven R. Berrard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Denmar Dixon	Director	May 29, 2020
Denmar Dixon

/s/ Richard A. Gray, Jr.	Director	May 29, 2020
Richard A. Gray, Jr.

/s/ Kartik Kakarala	Director	May 29, 2020
Kartik Kakarala

/s/ Michael Marchlik	Director	May 29, 2020
Michael Marchlik

/s/ Kevin Westfall	Director	May 29, 2020
Kevin Westfall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
RumbleOn, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of RumbleOn, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02: Leases (Topic 842).

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. These conditions, along with the uncertainty arising from the impact of COVID-19 and other matters as set forth in Note 1, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
May 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RumbleOn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (the “Company”)as of December, 31 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

April 1, 2019

RumbleOn, Inc.

Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018
ASSETS
Current assets:
Cash	$49,660	$9,134,902
Restricted cash	6,676,622	6,650,000
Accounts receivable, net	8,482,707	8,465,810
Inventory	57,381,281	52,191,523
Prepaid expense and other current assets	1,210,474	1,096,945
Total current assets	73,800,744	77,539,180

Property and equipment, net	6,427,674	5,177,877
Right-of-use assets	6,040,287	-
Goodwill	26,886,563	26,107,146
Other assets	237,823	102,178
Total assets	$113,393,091	$108,926,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,421,094	$10,554,913
Accrued interest payable	749,305	206,037
Current portion of convertible debt, net	1,363,590	-
Current portion of long-term debt	59,160,970	58,555,006
Total current liabilities	73,694,959	69,315,956

Long -term liabilities:
Notes payable	1,924,733	8,792,919
Convertible debt, net	20,136,229	-
Derivative liabilities	27,500	-
Operating lease liability, long-term portion	4,722,101	-
Total long-term liabilities	26,810,563	8,792,919
Total liabilities	100,505,522	78,108,875

Commitments and contingencies (Notes 4, 7, 8, 9, 13, 16)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 1,317,329 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	1,317
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 1,111,681 and 874,315 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,112	874
Additional paid in capital	92,268,213	65,016,379
Accumulated deficit	(79,381,806)	(34,201,114)
Total stockholders' equity	12,887,569	30,817,506

Total liabilities and stockholders' equity	$113,393,091	$108,926,381

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.

Consolidated Statements of Operations
For the Two Years Ended December 31, 2019 and 2018

	2019	2018
Revenue:
Pre-owned Vehicle Sales:
Powersports	$101,008,976	$61,204,416
Automotive	717,042,511	91,369,996
Transportation and Vehicle Logistics	22,577,860	3,823,819
Total revenue	840,629,347	156,398,231

Cost of revenue:
Powersports	88,673,515	54,334,066
Automotive	685,313,894	85,761,505
Transportation	16,023,962	2,755,856
Total cost of revenue	790,011,371	142,851,427

Gross profit	50,617,976	13,546,804

Selling, general and administrative	86,624,249	35,963,930

Depreciation and amortization	1,786,426	984,006

Operating loss	(37,792,699)	(23,401,132)

Interest expense	(7,187,604)	(1,780,685)
Decrease in derivative liability	1,302,500	-
Loss on early extinguishment of debt	(1,499,250)	-
Net loss before provision for income taxes	(45,177,053)	(25,181,817)

Benefit for income taxes	-	-

Net loss	$(45,177,053)	$(25,181,817)

Weighted average number of common shares outstanding - basic and fully diluted	1,114,714	741,659

Net loss per share - basic and fully diluted	$(40.53)	$(33.95)

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.

Consolidated Statement of Stockholders' Equity
For the Two Years Ended December 31, 2019 and 2018

	Preferred Shares		Common A Shares		Common B Shares		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	-	-	50,000	50	596,427	596	23,384,643	(9,019,297)	14,365,992

Issuance of common stock	-	-	-	-	267,938	268	33,101,711	-	33,101,979

Issuance of common stock for restricted stock units exercise	-	-	-	-	9,950	10	(10)	-	-

Stock-based compensation	-	-	-	-	-	-	1,657,680	-	1,657,680

Issuance of warrants in connection with loan agreement	-	-	-	-	-	-	221,160	-	221,160

Issuance of preferred stock in connection with acquisition	1,317,329	1,317	-	-	-	-	6,651,195	-	6,652,512

Net loss	-	-	-	-	-	-	-	(25,181,817)	(25,181,817)

Balance, December 31, 2018	1,317,329	$1,317	50,000	$50	874,315	$874	$65,016,379	$(34,201,114)	$30,817,506

Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,639)	(3,639)

Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625

Issuance of common stock for restricted stock units	-	-	-	-	12,675	13	(13)	-	-

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185

Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	65,866	66	1,251	-	-

Issuance of common stock	-	-	-	-	158,825	159	15,173,268	-	15,173,427

Stock-based compensation	-	-	-	-	-	-	3,836,518	-	3,836,518

Net loss	-	-	-	-	-	-	-	(45,177,053)	(45,177,053)

Balance, December 31, 2019	-	$-	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.

Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,177,053)	$(25,181,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,786,426	984,006
Amortization of debt discount	1,664,000	510,139
Bad debt expense	1,123,739	33,326
Stock based compensation expense	3,836,518	1,657,680
Loss from extinguishment of debt	1,499,250	-
Goodwill impairment	1,850,000	-
Gain from change in value of derivatives	(1,302,500)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,037,023	(319,335)
(Increase) in inventory	(2,327,754)	(1,717,504)
(Increase) Decrease in prepaid expenses and other current assets	(113,529)	340,483
(Increase) in other assets	(135,645)	(51,485)
(Decrease) increase in accounts payable and accrued liabilities	(5,031,073)	152,336
Increase in accrued interest payable	543,268	172,083
Decrease in other liabilities	-	(32,665)
Net cash used in operating activities	(39,747,330)	(23,452,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for acquisitions	(835,000)	(15,395,251)
Proceeds from sales of property and equipment	169,268	-
Technology development	(3,085,743)	(2,162,707)
Purchase of property and equipment	(119,748)	(6,409)
Net cash used in investing activities	(3,871,223)	(17,564,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible debt	27,455,537	9,227,035
Repayments for notes payable	(10,857,500)	-
Net proceeds from lines of credit	2,788,469	5,302,355
Proceeds from sale of common stock	15,173,427	33,101,980
Net cash provided by financing activities	34,559,933	47,631,370

NET CHANGE IN CASH	(9,058,620)	6,614,250

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,784,902	9,170,652

CASH AND RESTRICTED CASH AT END OF PERIOD	$6,726,282	$15,784,902

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

Also, on October 26, 2018, the Company entered into a Membership Interest Purchase Agreement (the "Purchase Agreement"), by and among the Company, Steven Brewster and Justin Becker (together the "Express Sellers"), and Steven Brewster as representative of the Express Sellers, pursuant to which the Company acquired all of the membership interests (the "Express Transaction," and together with the Wholesale Transaction, the "Transactions") in Wholesale Express, LLC, a Tennessee limited liability company ("Wholesale Express"). The Transactions were both completed on October 30, 2018 (the "Acquisition Date"). As consideration for the Wholesale Transaction, the Company (i) paid cash consideration of $12,353,941, subject to certain customary post-closing adjustments, and (ii) issued to the Stockholders 1,317,329 shares (the "Stock Consideration") of the Company's Series B Non-Voting Convertible Preferred Stock, par value $0.001 (the "Series B Preferred"). As consideration for the Express Transaction, the Company paid cash consideration of $4,000,000, subject to certain customary post-closing adjustments. Wholesale Inc. is one of the largest independent distributors of pre-owned vehicles in the United States and Wholesale Express, LLC is a related logistics company.

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

The COVID-19 situation has created an unprecedented and challenging time. The Company’s current focus is on positioning the Company for a strong recovery when this crisis is over. The Company has taken steps to reduce its inventory and align its operating expenses to the state of the business. The Company plans to continue to operate as permitted to support its customers’ needs for reliable vehicles and to provide as many jobs as possible for its associates. Effective April 9, 2020, 169 associates were temporarily laid-off, however the Company’s receipt of PPP funds, as discussed in Note 19 - Subsequent Events will allow the Company to gradually recall these associates over time. All ongoing employment determinations are subject to change due to the COVID-19 situation, future government mandates, as well as future business conditions. The Company will continue to monitor the COVID-19 situation and look for ways to preserve cash and reduce its operating expenses as the Company is able. However, the Company expects that the consequences of the COVID-19 outbreak will likely have a significant negative impact on its business, revenue, results of operations, financial condition, and liquidity.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All of the Company’s subsidiaries are wholly owned. The consolidated financial statements include the accounts of RumbleOn Inc. and its wholly owned subsidiaries (the Company). All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred losses and negative cash flow from operations since inception through December 31, 2019 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit and Note 9 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans.  As of May 28, 2020, we had approximately $15,000,000 available under our NextGear Credit Line that we may draw against through December 31, 2020 to fund future vehicle inventory purchases, as described further in Note 8 — Notes Payable and Lines of Credit.

Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio and through rationalizing costs and expenses, including temporarily laying off 169 employees. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of May 28, 2020, the Company has $9,000,000 of unrestricted cash and has approximately $15,000,000 of remaining availability under the NextGear Credit.

The Company’s consolidated financial statements have been prepared assuming that will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that we will be able to generate sufficient liquidity from the measures described above, our current circumstances including uncertainties due to Covid-19 pandemic raise substantial doubt about our ability to operate as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the novel COVID-19 pandemic and the resulting adverse impacts to global economic conditions, as well as our operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Earnings (Loss) Per Share

The Company follows the FASB Accounting Standards Codification ("ASC") Topic 260-Earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common: (ii) Class B common; (iii) Class B participating preferred shares; (iv) restrictive stock units; (v) stock options; (vi) warrants to acquire Class B common stock; and (vii) shares issued in connection with convertible debt.

Revenue Recognition

Revenue for our powersports and automotive segments is derived from our online marketplace and auctions and primarily includes the sale of pre-owned vehicles to consumer and dealers.

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

For vehicles sold at wholesale to dealers we satisfy our performance obligation when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the dealer. We recognize revenue at the amount we expect to receive for the used vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.

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

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle are transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.

Purchase Accounting for Business Combinations

The Company accounts for acquisitions by allocating the fair value of the consideration transferred to the fair value of the assets acquired and liabilities assumed on the date of the acquisition and any remaining difference is recorded as goodwill. Adjustments may be made to the preliminary purchase price allocation when facts and circumstances that existed on the date of the acquisition surface during the allocation period subsequent to the preliminary purchase price allocation, not to exceed one year from the date of acquisition. Contingent consideration is recorded at fair value based on the facts and circumstances on the date of the acquisition and any subsequent changes in the fair value are recorded through earnings each reporting period. During the year ended December 31, 2019, the Company finalized the preliminary purchase price allocation recorded at the acquisition date for Wholesale Express and made a measurement period adjustment to the preliminary purchase price allocation which resulted in a decrease in goodwill of $334,861. The Company made this measurement period adjustment to reflect facts and circumstances related to accounts receivable and accounts payable that existed as of the acquisition date and did not result from intervening events subsequent to such date.

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

Goodwill is not amortized but tested for impairment at the reporting unit level annually on December 31 and upon the occurrence of an indicator of impairment. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a quantitative assessment process. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution principally of motorcycles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services between dealerships and auctions. Each of these segments are considered separate reporting units for purposes of goodwill testing. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit.

During 2019, for the three reporting units we performed quantitative impairment testing of the fair value of our reporting units using an income and market valuation approach. The income valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. The market valuation approach estimates our enterprise value by applying a cash earnings multiple and selecting a multiple that is reasonable compared to recent market transactions completed in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, profit margins, residual values and the cost of capital. For the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. No impairment charges related to intangible assets were recognized in 2018.

Leases

Effective January 1, 2019, the Company adopted ASC 842, Leases. In accordance with ASC 842, the Company first determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. This standard requires the recognition of right-of-use ("ROU") assets and lease liabilities for the Company's operating leases. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and to account for the lease and non-lease components as a single lease component. The Company has also elected not to recognize a lease liability or ROU asset for leases with a term of 12 months or less and recognize lease payments for those short-term leases on a straight-line basis over the lease term in the Consolidated Statements of Operations. Operating leases are included in Right-of-use assets, Accounts payable and accrued liabilities and Operating lease liabilities, long-term portion in the Consolidated Balance Sheets.

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

Other Assets

Included in "Other assets" on the Company's Consolidated Balance Sheets are amounts related to acquired internet domain names which are considered to be an indefinite lived intangible assets. Indefinite lived intangible assets are tested for impairment, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired. There was no impairment of indefinite lived assets as of December 31, 2019 and 2018.

Long-Lived Assets

Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values. The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets. The Company recorded no impairment charges on property and equipment during the years ended December 31, 2019 and 2018. See Note 5 — Property and Equipment, Net for additional information on property and equipment.

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

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers. The Company estimates the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions. The allowance for doubtful accounts was approximately $1,034,919 and $176,190 as of December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2019, and 2018, the Company did not have any investments with maturities greater than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these cash concentrations.

Restricted Cash

In connection with the execution of the Inventory Financing and Security Agreement (the "Credit Facility") by and among the Company's subsidiary, RMBL Missouri, LLC ("RMBL MO"), Ally Bank ("Ally") and Ally Financial, Inc., dated February 16, 2018 the parties entered into a Credit Balance Agreement, and so long as the Company owes any debt to Ally or until the bank otherwise consents, the Company agrees to maintain a Credit Balance at Ally of 1) at least 10.0% of the amount of the Company's approved and available credit line under the Credit Facility and 2) no greater than 25.0% of the total principal amount owed to Ally for inventory financed under the Credit Facility.

In connection with the inventory financing contract (the "NextGear Facility"), entered into by the Company, its wholly owned subsidiary RMBL Tennessee, Inc, Wholesale, Inc. and NextGear Capital, Inc. ("NextGear"), dated October 30, 2018, Wholesale, Inc and NextGear entered into a Reserve Agreement requiring Wholesale, Inc to pay to NextGear $5,500,000 (the "Reserve") to be collateral and security for Wholesale Inc.'s liability under the NextGear Facility as well as any amounts owed by Wholesale, Inc. to NextGear and its Affiliates, and each of their respective directors, officers, principals, trustees, partners, shareholders or other holders of any ownership interest, as the case may be, employees, representatives, attorneys and agents.  NextGear is not required to pay Wholesale Inc. interest on the Reserve balance.  Upon the satisfaction of all obligations and the termination by NextGear of the NextGear Facility, NextGear will return to Wholesale, Inc., upon its written request to NextGear no earlier than ten (10 business days from the date the obligations were indefeasibly paid and satisfied in full and the NextGear Facility and terminated by Lender.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20; Debt with Conversion and Other Options. Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt.

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

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 16,530 warrants to purchase common stock outstanding at December 31, 2019 consisting of: (i) 10,913 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 5,617 warrants issued to Hercules in connection with the 2018 financings.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): Accounting for Certain Financial Instruments with Down Round Features. The amendments of this ASU update the classification analysis of certain equity-linked financial instruments, or embedded features, with down round features, as well as clarify existing disclosure requirements for equity-classified instruments. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The guidance in this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2017-11 during 2018. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses was $18,228,262 and $11,457,572 for the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Unites, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). To date, the vesting of RSU and Option awards for most employees is service / time based, however some senior level employees have been granted awards that include a mix of service based, performance based and market condition-based vesting. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period approximating the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. All performance-based awards and market condition-based awards granted to date have vesting schedules dependent on achieving a particular objective within sixteen (16) months.  The Company estimates the fair value of awards granted under the Plan on the date of grant. Fair value of all awards is based on the share price of the Class B Common Stock on the date of the award, and in the case of options, calculated using the Black-Scholes option valuation model. During the year ended December 31, 2019, the Company granted 80,050 RSUs under the Plan to members of the Board of Directors, officers and employees. More specifically, the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards. These awards were terminated on May 27, 2020.  Compensation expense for the year ended December 31, 2019 was $3,836,518 and is included in selling, general and administrative expenses in the consolidated statements of operations.  Compensation expense for the year ended December 31, 2018 was $1,657,680 and is included in selling, general and administrative expenses in the consolidated statements of operations. At December 31, 2019, total unrecognized compensation cost related to RSUs was $5,450,009 and the weighted average period over which this cost is expected to be recognized is approximately 0.8 years.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2019, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements , whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,399. The cumulative effect of this accounting change of $3,639 is included in the accumulated deficit for the year ended December 31, 2019. The standard did not have a material impact on the Company's consolidated statements of operations or statements of cash flows.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new accounting standard (ASC Topic 606) that amends the accounting guidance on revenue recognition. The new accounting standard is intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The principles in the standard should be applied using a five-step model that includes 1) identifying the contract(s) with a customer, 2) identifying the performance obligations in the contract, 3) determining the transaction price, 4) allocating the transaction price to the performance obligations in the contract, and 5) recognizing revenue when (or as) the performance obligations are satisfied. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, the standard amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, sales of real estate) to be consistent with the standard's guidance on recognition and measurement (including the constraint on revenue). The FASB also subsequently issued several amendments to the standard, including clarification on principal versus agent guidance, identifying performance obligations, and immaterial goods and services in a contract.

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

Accounting Standards Issued But Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact on its consolidated financial statements and plans to adopt this ASU for its fiscal year beginning January 1, 2020. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. At December 31, 2019 and 2018, finance receivables were $147,893 and $148,378, respectively.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of December 31:

	2019	2018
Trade	$9,369,733	$8,264,045
Finance	147,893	148,378
Other	-	229,577
	9,517,626	8,642,000
Less: allowance for doubtful accounts	1,034,919	176,190
	$8,482,707	$8,465,810

NOTE 3 – INVENTORY

Inventory consists of the following as of December 31,

	2019	2018
Pre-owned vehicles:
Powersport vehicles	$10,365,050	$9,783,093
Automobiles and trucks	47,599,433	43,081,136
	57,964,483	52,864,229
Less: Reserve	583,202	672,706
	$57,381,281	$52,191,523

NOTE 4 – ACQUISITIONS

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of December 31, 2019, there have been no payments earned under the performance threshold. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition.

The allocation of the purchase price is based on the best information available to management. This allocation is provisional, as the Company is required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of February 3, 2019 that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company may adjust the preliminary purchase price allocation after obtaining additional information regarding asset valuation, liabilities assumed and revisions of previous estimates. The following table summarizes the allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of December 31, 2019:

Purchase price consideration:
Cash	$835,000

$1,536,000 convertible note	1,536,000
$500,000 promissory note	500,000
$257,933 Promissory note	257,933
Total purchase price consideration	$3,128,933

Estimated fair value of assets:
Accounts receivable	3,177,660
Inventory	2,862,004
6,039,664

Estimated fair value of accounts payable and other	5,875,009

Excess of assets over liabilities	164,655

Goodwill	2,964,278

Total net assets acquired	$3,128,933

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

The following tables summarize the consideration paid in cash and equity securities for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date:

	Wholesale	Express
Issuance of shares	$6,652,512	$-
Cash paid	12,353,941	4,000,000
Total purchase price	$19,006,453	$4,000,000

Estimated fair value of assets:
Cash	183,846	774,844
Accounts receivable	5,130,788	2,663,077
Inventory	47,639,354	-
Prepaid expenses	186,659	59,377
Property & equipment	617,422	14,702
Due from Related party	-	720,000
Other Assets	1,026,203	-
	54,784,272	4,232,000

Estimated fair value of liabilities assumed:
Accounts payable and other	8,144,040	1,079,509
Floor plan liability	49,988,553	-
Due to related party	720,000	-
	58,852,593	1,079,509

Excess of (liabilities over assets) assets over liabilities	(4,068,321)	3,152,491

Goodwill	23,074,774	847,509
Total net assets acquired	$19,006,453	$4,000,000

The Company finalized the purchase price allocation for Express which resulted in a decrease in goodwill of $334,861 during the year ended December 31, 2019. The Company made this measurement period adjustment to reflect facts and circumstances that related to accounts receivable and accounts payable that existed at the acquisition date and did not result from intervening events subsequent to such date.

Supplemental pro forma unaudited information (unaudited)

The results of operations of Wholesale and Express since the acquisition date are included in the accompanying Consolidated Financial Statements.

The following unaudited supplemental pro forma information presents the financial results as if the acquisitions of Wholesale, Express and Autosport were made as of January 1, 2019 for the year ended December 31, 2019 and as of January 1, 2018 for the year ended December 31, 2018.

Pro forma adjustments for the year ended December 31, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $34,859; and (ii) interest expense of $8,906. Pro forma adjustments for the year ended December 31, 2018 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $833,333; (ii) elimination of intercompany sales and cost of revenue of $3,744,911; (iii) income taxes of $158,742.

	Year Ended December 31,
Unaudited	2019	2018
Pro forma revenue	$846,947,956	$788,428,970
Pro forma net loss	$(45,296,568)	$(24,062,816)
Loss per share - basic and fully diluted	$(40.37)	$(24.42)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	1,122,058	985,332

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31, 2019 and 2018:

	2019	2018
Vehicles	$158,327	$417,666
Furniture and equipment	448,074	474,546
Technology development and software	8,863,247	5,777,504
Leasehold improvements	246,135	136,386
Total property and equipment	9,715,783	6,806,102
Less: accumulated depreciation and amortization	3,288,109	1,628,225
Total	$6,427,674	$5,177,877

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At December 31, 2019, capitalized technology development costs were $8,655,236 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred was $5,494,081 for the year ended December 31, 2019 of which $3,085,743 was capitalized and $2,408,338 was charged to expense in the accompanying Consolidated statements of operations. Depreciation expense for the year ended December 31, 2019 was $1,786,426, which included the amortization of capitalized technology costs of $1,436,088. Total technology development costs incurred was $3,314,815 for the year ended December 31, 2018 of which $2,162,707 was capitalized and $1,152,108 was charged to expense in the accompanying Consolidated statements of operations. Depreciation expense for the year ended December 31, 2018 was $984,006, which included the amortization of capitalized technology costs of $825,782.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived asset during the years ended December 31, 2019, 2018 and 2017, net of a $334,861 measurement period adjustment recorded during the year ended December 31, 2019.

	Goodwill	Indefinite Lived Intangible Assets
Balance at December 31, 2017	$1,850,000	$45,515
Acquisitions	24,257,146	-
Balance at December 31, 2018	26,107,146	45,515
Acquisitions	2,964,278	-
Impairment	(1,850,000)	-
Measurement period adjustment	(334,861)	-
Balance at December 31, 2019	$26,886,563	$45,515

The following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2019 and 2018.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2018	$ 1,850,000	$ 23,074,775	$ 1,182,371	$26,107,146
Acquisitions	-	2,964,278	-	2,964,278
Impairment	(1,850,000)	-	-	(1,850,000)
Measurement period adjustment	-	-	(334,861)	(334,861)
Balance at December 31, 2019	$ -	$ 26,039,053	$ 847,510	$26,886,563

We test for impairment of our intangible assets at least annually. During the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000 related to powersports, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. There were no impairment charges in 2018. During the quarter ended September 30, 2019, the Company finalized the preliminary purchase price allocation recorded at the acquisition date for Wholesale Express and made a measurement period adjustment to the preliminary purchase price allocation which resulted in a decrease in goodwill of $334,861. The Company made this measurement period adjustment to reflect facts and circumstances related to accounts receivable and accounts payable that existed as of the acquisition date and did not result from intervening events subsequent to such date.

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2019 and 2018:

	2019	2018
Accounts payable	$8,730,624	$7,528,003
Operating lease liability-current portion	1,423,610	-
Accrued payroll	715,658	877,180
State and local taxes	912,062	1,073,649
Other accrued expenses	639,140	1,076,081
Total	$12,421,094	$10,554,913

NOTE 8 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is January 31, 2021.	$1,333,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 6.5% through September 30, 2019 and 8.5% through maturity which is January 31, 2021. Unamortized debt discount of $75,601 and $334,998 as of December 31, 2019 and December 31, 2018, respectively.	667,000	667,000

Line of credit-floor plan Ally dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2019 was 7.05%. Principal and interest are payable on demand.	8,419,897	8,866,894

Loan Agreement with Hercules Capital Inc. dated April 30, 2018 and as amended for tranche II on October 30, 2018. Tranche I- Interest only at 10.5% and is payable monthly through December 1, 2018. Principal and interest payments commence on June 1, 2019 through maturity which is May 1, 2021. Trance II-Interest payable monthly at 11.0%. Principal payable at maturity on October 1, 2021. Unamortized debt issuance costs as of December 31, 2018 of $1,547,412.	-	10,857,500

Line of credit-floor plan NextGear dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at December 31, 2019 was 4.25%. Principal and interest is payable on demand.	50,741,073	47,505,607

Less: Debt discount	(75,601)	(1,882,410)
Total notes payable and lines of credit	61,085,703	67,347,925
Less: Current portion	59,160,970	58,555,006

Long-term portion	$1,924,733	$8,792,919

As of December 31, 2019, future principal debt payments are due as follows: 2020 - $59,085,369; 2021 - $2,000,334.

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. As of the date of this filing, based on on-going discussions with NextGear, we will limit our advances under the NextGear Credit Line for Wholesale and Autosport to $55,000,000. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the years ended December 31, 2019 and 2018, was $2,697,591 and $513,306, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the years ended December 31, 2019 and 2018 was $541,702 and $149,776, respectively. The Ally Line of Credit ended in February 2020.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement has been terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019 in the Consolidated Statements of Operations. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the Credit Facility for the years ended December 31, 2019 and 2018 was $110,484 and $87,617, respectively. For additional information see Note 19 – Subsequent Events – Investor Note Exchange.

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount is amortized to interest expense until the scheduled maturity of the Private Placement Notes in January 2021 using the effective interest method. The effective interest rate at December 31, 2019 was 26.0%. Interest expense on the Private Placement Notes was $316,091 and $259,177, respectively for the years ended December 31, 2019 and 2018, which included debt discount amortization of $70,565 and $205,926, respectively for the years ended December 31, 2019 and 2018.

Exchange of Notes Payable

Certain of the Company's investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for new notes (the "New Investor Notes"), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the "Investor Note Exchange Agreement"), by and between the Company and each investor thereto (the "Investors"), including Halcyon, an entity affiliated with Kartik Kakarala, a director of the Company, such New Investor Note for an aggregate principal amount of $833,333 (after taking account of a $500,000 pay down of the previously outstanding Halcyon note), Blue Flame Capital, LLC ("Blue Flame"), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1,500,000, will mature on January 31, 2021, and will be convertible at any time at the Investor's option at a price of $60.00 per share. For additional information see Note 19 – Subsequent Events – Investor Note Exchange.

Convertible Notes

As of December 31, 2019, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Face Amount	Debt Discount	Carrying Amount
Convertible senior notes	$30,000,000	$10,402,024	$19,597,976
Convertible notes-Autosport
$1,536,000 unsecured note	1,536,000	379,616	1,156,384
$500,000 unsecured note	500,000	6,092	493,908
$257,933 unsecured note	257,933	6,382	251,551
	32,293,933	10,794,114	21,499,819
Less: Current portion	(1,461,933)	(98,343)	(1,363,590)
Long-term portion	$30,832,000	$10,695,771	$20,136,229

Convertible Senior Notes

On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30,000,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the "Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Note Offering").  The Company paid JMP Securities a fee of 7.0% of the gross proceeds in the Note Offering. The proceeds for the Note Offering after deducting the initial purchaser's discounts, advisory fees, and related offering expenses, were $27,385,500.

The Notes were issued on May 14, 2019 pursuant to an Indenture (the "Indenture") by and between the Company and Wilmington Trust, National Association, as trustee. The Purchase Agreement included customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Purchase Agreement, the Company agreed to indemnify JMP Securities against certain liabilities. The Notes bore interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Notes could bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes were not freely tradeable as required by the Indenture. The Notes would have matured on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Notes was 8.6956 shares of Class B Common Stock, per $1,000 principal amount of the Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $115.00 per share, subject to adjustment). The conversion rate was subject to adjustment in some events but would not have been adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture), the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its Notes in connection with such make-whole fundamental change.

The Notes were not redeemable by the Company prior to the May 6, 2022. The Company could have redeemed for cash all or any portion of the Notes, at its option, on or after May 6, 2022 if the last reported sale price of the Company's Class B Common Stock had been at least 150.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund was provided for the Notes. If redeemed, the Company would have made an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the Notes to be converted had such Notes remained outstanding from the conversion date through the earlier of the date that is two years after the conversion date and June 15, 2022.

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

As of December 31, 2019, the conditions allowing holders of the Notes to convert have not been met and therefore the Notes are not yet convertible.

We account for the Notes in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using an implied discount rate of 20.5%. The carrying amount of the equity component representing the conversion option was $8,500,000 and was calculated by deducting the carrying value of the liability component from the principal amount of the Notes as a whole. This difference represents a debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. We further valued a derivative liability in connection with the interest make-whole provision at $1,330,000 at issuance based on a Monte-Carlo Simulation using a volatility of 85.0% and a risk-free rate of 2.3%. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $1,302,000 being recorded in other income for the year ended December 31, 2019. The value of the derivative liability as of December 31, 2019 was $27,500.

We allocate transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the debt component were $1,790,088 and are being amortized to interest expense using the effective interest method over the term of the Notes. Transaction costs attributable to the equity component were $754,375 and are netted with the equity component of the Notes in stockholders' equity. Transactions costs attributable to the derivative liability were $118,038 and were expensed during the year ended December 31, 2019.

The interest expense recognized related to the Notes for the year ended December 31, 2019 was as follows:

2019
Contractual interest expense	$1,305,000
Amortization of debt discounts	1,218,064
Total	$2,523,064

On January 10, 2020, the Company entered into a note exchange and subscription agreement (the "Note Exchange & Subscription Agreement"), as amended by that certain Joinder and Amendment effective January 13, 2020 (the "Joinder Agreement," and together with the Note Exchange & Subscription Agreement, the "Note Agreement"), with the investors in the 2019 Note Offering (the "Note Investors"), pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the "New Notes") and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering (the "2020 Note Offering"). On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering, after deducting for payment of accrued interest on the Old Notes and offering-related expenses, were $8,272,375. For additional information see Note 19 – Subsequent Events – Convertible Note Exchange and Offer.

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued (i) the Promissory Note, and (ii) the Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to the Second Convertible Note.

The Promissory Note has a term of fifteen months and will accrue interest at a simple rate of 5.0% per annum. Interest under the Promissory Note is payable upon maturity. Any interest and principal due under the Promissory Note is convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The number of shares of the Company's Class B Common Stock issuable pursuant to the Promissory Note is indeterminate at this time.

The Convertible Note has a term of three years and will accrue interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 15,962 shares of the Company's Class B Common Stock.

The Second Convertible Note has a term of one year and will accrue interest at a simple rate of 5.0% per annum. Monthly payments of amortized principal and interest will be due under the Second Convertible Note. Any interest and principal due under the Second Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Second Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Second Convertible Note is 2,336 shares of the Company's Class B Common Stock.

NOTE 9 – STOCKHOLDERS' EQUITY

Share-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). To date, the vesting of RSU and Option awards for most employees is service / time based, however some senior level employees have been granted awards that include a mix of service based, performance based and market condition-based vesting. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period approximating the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. More specifically, the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards. These awards were terminated on May 27, 2020. The Company estimates the fair value of awards granted under the Plan on the date of grant. Stock-based compensation expense is recognized as an expense on a straight-line basis over the vesting periods described above. The total expense recognized in Selling, General and Administrative expense was $3,836,518 and $1,657,680, respectively, for the years ended December 31, 2019 and 2018, with 2019.

	For the Years Ended December 31,
	2019	2018

Restricted Stock Units	$3,812,993	$ 1,657,680

Options	23,525	-

Total stock-based compensation	$3,836,518	$1,657,680

As of December 31, 2019, unrecognized stock-based compensation related to outstanding RSU and stock awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2019 is presented in the table below. Total unrecognized equity will be adjusted for actual forfeitures.

	Unrecognized Stock Based Compensations Related to Outstanding Awards	Remaining Weighted-Average Amortization Period (in years)

Restricted Stock Units	$5,300,737	0.8

Options	149,272	1.2

Total Unrecognized stock-based Compensation	$5,450,009	0.8

Restricted Stock Units

RSU activity during the years ending December 31, 2019 and December 31, 2018 was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Outstanding at December 31, 2017	35,800	$82.82
Granted	51,414	116.63
Vested	(9,950)	81.20
Forfeited	(1,875)	124.05
Outstanding at December 31, 2018	75,389	104.63
Granted	80,050	60.81
Vested	(9,000)	86.54
Forfeited	(16,501)	61.45
Outstanding at December 31, 2019	129,938	$99.00

Non-qualified Stock Options

Non-qualified stock options allow recipients to purchase shares of Class B common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class B common stock at the time of grant. The options expire ten years after the grant date and typically vest 20.0% between nine-months and one-year after the grant date and thereafter in quarterly installments of 7.5% and 12.5% during the 2nd and 3rd vesting years, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	n/a		n/a
Options Granted	-	n/a		n/a
Options exercised	-	n/a		n/a
Options forfeited or expires	-	n/a		n/a
Outstanding at December 31, 2018	-	n/a	n/a	n/a

Options Granted	5,608	$34.20		$-
Options exercised	-	n/a		n/a
Options forfeited or expires	(521)	34.20		$-
Outstanding at December 31, 2019	5,087	$34.20	9.6	$-

Vested / exercisable at December 31, 2019	-	-	n/a	$-
Expected to vest as of December 31, 2019	3,944	$34.20	9.6	$-

Fair value of all awards is based on the share price of the Class B Common Stock on the date of the award, and in the case of options, which were only issued in 2019, is calculated using the Black-Scholes option valuation model using the assumptions in the following table:

	2019	2018
Risk-free rate	1.5%	-%
Expected volatility	85.0%	-%
Expected life (in years)	5.75	-
Expected dividend yield	-	-
Weighted average grant date fair value per option	$34.20	-

Security Offerings

On July 20, 2018, the Company completed an underwritten public offering of 116,438 shares of its Class B Common Stock at a price of $121.00 per share for net proceeds to the Company of $13,015,825. The completed offering included 15,188 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option. The Company will use the net proceeds from the offering for working capital and general corporate purposes, which may include purchases of additional inventory held for sale, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

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

On October 30, 2018, the Company completed the private placement of an aggregate of 151,500 shares of its Class B Common Stock (the "Private Placement"), at a price of $142.00 per share for non-affiliates of the Company, and, with respect to directors participating in the Private Placement, at a price of $162.00 per share. The gross proceeds for the Private Placement were $21,553,000. National Securities Corporation, a wholly owned subsidiary of National Holdings Corporation, and Craig-Hallum Capital Group (together the "Placement Agents") served as the placement agents for the Private Placement. The Company paid the Placement Agents a fee of 6.5% of the gross proceeds in the Private Placement. Net proceeds from the Private Placement and $5,000,000 funded under the Tranche II Advance were used to partially fund the cash consideration of the Wholesale Merger and the Express Acquisition and the balance will be used for working capital purposes.

Denmar Dixon, a member of the Company's Board of Directors, invested through Blue Flame Capital, LLC (an entity controlled by Mr. Dixon) $243,000 in the Private Placement for 1,500 shares of Class B Common Stock.  Also, Joseph Reece, a member of the Company's Board of Directors at the time, individually invested $81,000 in the Private Placement for 500 shares of Class B Common Stock. These purchases were approved by the Company's Board of Directors in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Company's Board of Directors' vote in favor of the Private Placement.

On February 11, 2019, the Company completed an underwritten public offering of 63,825 shares of its Class B Common Stock at a price of $111.00 per share for net proceeds to the Company of $6,543,655. The completed offering included 8,325 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option.

On May 9, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors (the "Investors") pursuant to which the Company agreed to sell in a private placement (the "Private Placement") an aggregate of 95,000 shares of its Class B Common Stock, at a purchase price of $100.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7.0% of the gross proceeds in the Private Placement. The Private Placement closed on May 17, 2019. The proceeds for the Private Placement, after deducting commissions and related offering expenses, were $8,665,000.

2020 Public Offering

On January 10, 2020, the Company entered into an underwriting agreement (the "Underwriting Agreement") with National Securities Corporation, as representative to the several underwriters named on Schedule 1-A to the Underwriting Agreement (the "Underwriters"), relating to the Company's public offering (the "2020 Public Offering") of 900,000 shares of Class B Common Stock (the "Firm Shares") and an additional 135,000 shares of Class B Common Stock (the "Additional Shares"). The Underwriters agreed to purchase the Firm Shares at a price of $11.40 per share. The issuance and closing of the Firm Shares took place on January 14, 2020, and of the Additional Shares on January 17, 2020. For additional information see Note 19 – Subsequent Events – Public Offering.

NOTE 10 – COMMON STOCK WARRANTS

In connection with the October 23, 2017 public offering of 145,500 shares of Class B common stock the Company issued to underwriters warrants to purchase 10,913 shares of Class B common stock, which was equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering. The Warrants are exercisable at a per share price of $126.50, which was equal to 115.0% of the Offering price per share of the shares sold in the Offering and mature on April 20, 2023. In April, 2018, pursuant to the Loan Agreement by and among Hercules Capital, the Company, and its wholly owned subsidiaries, the Company issued Hercules a warrant to purchase 4,091 (increasing to 5,455 if a fourth tranche in the principal amount of up to $5,000,000 is advanced at the parties agreement) shares of the Company's Class B Common Stock (the "Hercules April Warrant") at an exercise price of $110.00 per share (the "Hercules April Warrant Price"). The Hercules April Warrant is immediately exercisable and expires on April 30, 2023. In October, 2018, under an amendment to the Loan Agreement, the company issued Hercules a warrant to purchase 1,048 shares of the Company's Class B Common Stock (the "Hercules October Warrant") at an exercise price of $143.13 per share (the "Hercules October Warrant Price"). The Hercules October Warrant is immediately exercisable and expires on October 30, 2023. The Hercules warrants contain anti-dilutive provisions that increase the number of shares covered by the warrants in the event the Company makes a New Issuance (as defined in the Loan Agreement) for no consideration or consideration that is less than the Warrant Prices. The following table summarizes the warrants outstanding as of December 31, 2019 and 2018:

	2019	2018
Warrants outstanding at the beginning of the year	16,051	10,913
New warrant issuances to Hercules	-	5,138
Adjustment to the Hercules warrants due to the anti-dilutive provisions	479	-
Warrants outstanding at the end of the year	16,530	16,051

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

	Underwriter Warrants	Hercules April Warrants	Hercules October Warrants
Warrants exercise price	$126.50	$110.00	$143.20
Fair value price per share of common stock	$110.00	$101.40	$114.60
Volatility	62.0%	70.0%	70.0%
Expected term remaining (years)	5.0	5.0	5.0
Risk-free interest rate	1.31%	2.79%	2.94%
Discount for Lack of Marketability	20.0%	20.0%	20.0%
Dividend yield	-	-	-
Fair value at initial valuation date	$505,273	$208,369	$59,292

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the years ended December 31, 2019 and 2018:

	2019	2018
Compensation and related costs	$33,502,020	$10,656,107
Advertising and marketing	18,228,262	11,457,572
Professional fees	2,542,357	1,788,425
Technology development	2,408,338	1,152,108
General and administrative	29,943,272	10,909,718
	$86,624,249	$35,963,930

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2019 and 2018:

	2019	2018
Cash paid for interest	$4,888,070	$1,226,292

Convertible notes payable issued in acquisition	$2,293,933	$-

Issuance of shares for acquisition	$-	$6,652,512

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows as of December 31:

	December 31,
	2019	2018
Cash and cash equivalents	$49,660	$9,134,902
Restricted cash (1)	6,676,622	6,650,000
Total cash, cash equivalents, and restricted cash	$6,726,282	$15,784,902

(1)
Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.

NOTE 13 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed in to law. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35.0% to 21.0%, requires taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 31, 2019, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.1% including state income taxes. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in response to the novel coronavirus (COVID-19) pandemic. The CARES Act includes numerous provisions relating to, among other things, refundable payroll tax credits, deferment of employer portion of certain payroll taxes, net operating loss amounts and carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Due to the recent enactment of the CARES Act, the Company is currently analyzing the potential impacts of this legislation on its financial position and results of operations.

Deferred income taxes reflect the net tax effect of temporary difference between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Net operating loss and interest limitation carryforward	$ 18,025,898	$8,091,718
Stock-based compensation	1,287,424	564,700
Accounts receivable allowance	269,403	-
Operating lease liabilities	1,599,651	-
Goodwill	385,570	-
Inventory reserve	151,815	-
Property and equipment	191,259	-
Total deferred income taxes	21,911,020	8,656,418

Deferred tax liabilities:
Property and equipment	-	15,045
Right-of-use assets	1,572,368	-
Goodwill	-	64,423
Debt discounts	28,818	464,324
Total deferred tax liabilities	1,601,186	543,792

Net deferred tax asset	20,309,834	8,112,626

Valuation allowance	(20,309,834)	(8,112,626)
Net deferred taxes	$-	$-

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate on income tax rate on continuing operations for the years ended December 31, 2019 and 2018.

	2019	2018
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of Federal benefit	5.0%	5.1%
Permanent difference	(1.1)%	(0.2)%
Valuation allowance	(24.9)%	(25.9)%
Effective tax rate	-%	-%

No current provision for Federal income taxes was recorded for the years ended December 31, 2019 and 2018 due to the Company's operating losses. At December 31, 2019 and 2018, the Company has operating loss carryforwards of $66,717,013 and $30,961,231, respectively, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $20,309,834 and $8,112,626 for the periods ended December 31, 2019 and 2018, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 14 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 129,938 of RSUs, 5,087 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 279,182 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company's acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converts to Class B Common Stock 21 days after the mailing of a definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company, to the holders of Series B Preferred and has no expiration date. The conversion of Series B Preferred to Class B Common was effected on March 4, 2019. The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred Stock at December 31, 2019 were 50,000, 1,114,714, and 0, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

A key component of the Company's business model is to use regional partners in the acquisition of pre-owned vehicles as well as utilize these regional partners to provide inspection, reconditioning and distribution services. Correspondingly, the Company will earn fees and transaction income, and the regional partner may earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs. In connection with the development of the regional partner program, the Company tested various aspects of the program by utilizing a dealership to which Mr. Chesrown, the Company's Chief Executive Officer has provided financing in the form of a $400,000 convertible promissory note. The note, which could be converted into a 25.0% ownership interest in the Dealer at any time, was to mature on May 1, 2019, with interest payable monthly at 5.0% per annum. This financing arrangement was terminated in April 2018. Revenue recognized by the Company from the Dealer for the year ended December 31, 2018 was $619,193 or .04% of total revenue. Cost of revenue for the Company at December 31, 2018 includes $549,813 or .04% of total cost of revenue. Included in accounts receivable at December 31, 2018 was $40,176 owed to the Company by the Dealer.

In addition, the Company previously subleased warehouse space from the Dealer that is separate and distinct from the location of the dealership, on the same terms as paid by the Dealer. This subleased facility serves as the northwestern regional distribution center for the Company.  The lease was terminated on June 30, 2018. For the year ended December 31, 2018, the Company paid $90,000 in rent under the sublease.

In connection with the NextGen acquisition, the Company entered into a Services Agreement (the "Services Agreement") with Halcyon Consulting, LLC ("Halcyon"), to provide development and support services to the Company. Mr. Kakarala currently serves as the Chief Executive Officer of Halcyon. Pursuant to the Services Agreement, the Company paid Halcyon hourly fees for specific services, set forth in the Services Agreement, and such fees may increase on an annual basis, provided that the rates were not higher than 110.0% of the immediately preceding year's rates. The Company reimbursed Halcyon for any reasonable travel and pre-approved out-of-pocket expenses in connection with its services to the Company. The Services Agreement was terminated on March 31, 2018. For the year ended December 31, 2018 the Company paid $54,159 under the Services Agreement.

As of December 31, 2019 and 2018, the Company had promissory notes of $370,556 and accrued interest of $23,731 and $7,939, respectively, due to Blue Flame, an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes due to Blue Flame, for the years ended December 31, 2019 and 2018 was $183,286 and $143,987, respectively, which included debt discount amortization of $144,409 and $114,404, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations. On October 30, 2018, an entity controlled by Mr. Dixon invested $243,000 in the Private Placement for 1,500 shares of Class B Common Stock. Joseph Reece, a member of the Company's Board of Directors at the time, individually invested $81,000 in the Private Placement for 500 shares of Class B Common Stock. These purchases were approved by the Company's Board of Directors in accordance with Rule 16b-3(d)(1) of the Exchange Act. Messrs. Dixon and Reece abstained from the Company's Board of Directors' vote in favor of the Private Placement.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

We determine whether an arrangement is a lease at inception and whether such leases are operating or financing leases. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. We use these options in determining our right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determine the present value of the lease payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the year ended December 31, 2019 and 2018 was $1,661,649 and $414,238, respectively. The current portion of our operating lease liabilities as of December 31, 2019 is $1,423,610 and is included in accounts payable and accrued liabilities. The long-term portion of our operating lease liabilities as of December 31, 2019 is $4,722,101.

The weighted-average remaining lease term and discount rate for our operating leases are as follows:

2019
Weighted-average remaining lease term	4 Years
Weighted-average discount rate	7.0%

Supplemental cash flow information related to operating leases for the year ended December 31, 2019 was as follows:

2019
Cash payments for operating leases	$1,019,027

New operating lease assets obtained in exchange for operating lease liabilities	$6,040,287

The following table summarizes the future minimum payments for operating leases at December 31, 2019 due in each year ending December 31,

2020	$1,805,899
2021	1,785,519
2022	1,920,543
2023	744,370
2024	310,200
thereafter	568,700
Total lease payments	7,135,231
Less imputed interest	(989,520)
Present value of lease liabilities	$6,145,711

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2019 and 2018, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

Future litigation may be necessary to defend the Company by determining the scope, enforceability and validity of third-party proprietary rights or to establish its own proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

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

NOTE 18 - SEGMENT REPORTING

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution principally of motorcycles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services between dealerships and auctions. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1.

The following table summarizes revenue, operating income (loss), Depreciation and Amortization and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Year Ended December 31, 2019
Total assets	$ 55,992,165	$ 77,033,326	$7,921,578	$(27,553,978)	$113,393,091
Revenue	$ 101,008,976	$ 717,042,511	31,931,488	$(9,353,628)	$840,629,347
Operating income (loss)	$ (34,402,724)	$ (5,318,549)	$1,928,574	$-	$(37,792,699)
Depreciation and amortization	$ 1,543,023	$ 235,998	$7,405	$-	$1,786,426
Interest expense	$ 4,453,549	$ 2,732,869	$1,186	$-	$7,187,604
Loss on early extinguishment of debt	$ (1,499,250)	$ -	$ -	$ -	$(1,499,250)

Year Ended December 31, 2018
Total assets	$ 55,825,600	$ 73,642,034	$5,555,397	$ (26,096,650)	$108,926,381
Revenue	$ 61,204,416	$ 91,369,996	$4,931,558	$(1,107,739)	$156,398,231
Operating income (loss)	$ (22,546,622)	$ (892,306)	$37,796	$-	$(23,401,132)
Depreciation and amortization	$ 958,282	$ 24,490	$1,234	$-	$984,006
Interest expense	$ 1,267,379	$ 513,306	$-	$-	$1,780,685

(1)
Intercompany investment balances related to the acquisitions of Wholesale, Inc. and Wholesale Express, and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Consolidated Statements of Operations.

NOTE 19 – SUBSEQUENT EVENTS

Public Offering

On January 10, 2020, the Company entered into the Underwriting Agreement with the Underwriters relating to the Company's 2020 Public Offering of the 900,000 Firm Shares and the 135,000 Additional Shares.

The Underwriters agreed to purchase the Firm Shares at a price of $11.40 per share. The Firm Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (Registration No. 333-234340) under the Securities Act.

On January 14, 2020, the Company issued the Firm Shares and closed the 2020 Public Offering at a public price of $11.40 per share. On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company issued the Additional Shares and closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, net proceeds from the 2020 Public Offering, after deducting the 7.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,898,070. Certain of the Company's officers and directors participated in the 2020 Public Offering.

The Company intends to use the net proceeds of the 2020 Public Offering for working capital and general corporate purposes, which may include further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the business. Pending these uses, the Company may invest the net proceeds in short-term interest-bearing investment grade instruments.

Convertible Note Exchange and Offer

Also on January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by the Joinder Agreement, with the investors in the 2019 Note Offering, pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering after deducting for payment of accrued interest on the Old Notes and offering-related expenses were approximately $8,272,375.

The New Notes were issued on January 14, 2020 pursuant to an Indenture (the "New Indenture"), by and between the Company and Wilmington Trust, National Association, as trustee (the "Trustee"). The Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The New Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2020. The New Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the New Indenture or if the New Notes are not freely tradeable as required by the New Indenture. The New Notes will mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the New Notes is 25 shares of Class B Common Stock per $1,000 principal amount of New Notes, which is equal to an initial conversion price of $40.00 per share. The conversion rate is subject to adjustment in certain events as set forth in the New Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a "make-whole fundamental change" (as defined in the New Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its New Notes in connection with such make-whole fundamental change. Before July 1, 2024, the New Notes will be convertible only under circumstances as described in the New Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 62.0 shares per $1,000 in principal amount.

The New Indenture contains a "blocker provision" which provides that no holder (other than the depositary with respect to the notes) or beneficial owner of a New Note shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.

The New Notes are not redeemable by the Company before the January 14, 2023. The Company may redeem for cash all or any portion of the New Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the notes.

The New Notes rank senior in right of payment to any of the Company's indebtedness that is expressly subordinated in right of payment to the New Notes; equal in right of payment to any of the Company's unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables).

The New Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding New Notes by notice to the Company and the Trustee, may declare 100.0% of the principal of and accrued and unpaid interest, if any, on all the New Notes then outstanding to be due and payable.

In connection with the 2020 Note Offering, on January 14, 2020, the Company entered into a registration rights agreement with the Note Investors, pursuant to which the Company has agreed to file with the SEC a shelf registration statement registering the sale, on a continuous or delayed basis, of all of the New Notes and to use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act no later than the day that is 120 days after January 14, 2020.

Investor Note Exchange

Also, in connection with the closing of the 2020 Public Offering and the 2020 Note Offering, the Company repaid $500,000 plus accrued interest related to the note payable to Halcyon, and certain of the Company's investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for the New Investor Notes, pursuant to the Investor Note Exchange Agreement, by and between the Company and each Investor, including Halcyon, an entity affiliated with Kartik Kakarala, a director of the Company, such New Investor Note for an aggregate principal amount of $833,333, Blue Flame, an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114 and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1,502,352, will mature on January 31, 2021, and will be convertible at any time at the Investor's option at a price of $60.00 per share. In connection with the issuance of the New Investor Notes, the Company also entered into a Security Agreement, dated as of January 14, 2020 with the Investors, pursuant to which the Company granted to the Investors a security interest in certain collateral to secure, on a pro rata basis based on the percentage equal to the amount of principal outstanding on each New Investor Note divided by the amount of principal outstanding on all of the New Investor Notes to each Investor.

The New Investor Notes and the New Notes were sold to the investors pursuant to the Investor Note Exchange Agreement and the Note Agreement, respectively, in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. To the extent that any shares of Class B Common Stock are issued upon conversion of the New Investor Notes and the New Notes, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof, because no commission or other remuneration is expected to be paid in connection with conversion of the New Investor Notes and the New Notes, and any resulting issuance of shares of Class B Common Stock.

Nasdaq Notices

On January 17, 2020, the Company received a notice from the Listing Qualifications department of the Nasdaq Stock Market ("Nasdaq") indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share set forth in Nasdaq Listing Rule 5450(a)(1) based upon the closing bid price for the 30 consecutive business days ended January 16, 2020. The Nasdaq notice does not impact the Company's listing at this time and the Company's stock will continue to trade on Nasdaq while the Company works to regain compliance with the Nasdaq.

As a result of the Reverse Stock Split, as defined below, the Company believes it has regained compliance with Rule 5450(a)(1).

Nashville Tornado

In the early morning hours of March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities in Nashville. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,369,087; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The building insurer has agreed to pay $3,369,087 on the building and personal property loss, reflecting a complete recovery, net of $5,000 reflecting the Company's deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 and has an outstanding balance of $1,094,580 which is expected to be paid during the second quarter of 2020. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a full recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The global outbreak of COVID-19 has led to severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. The Company has experienced significant disruption to its business, both in terms of disruption of its operations and the adverse effect on overall economic conditions. These conditions will significantly negatively impact all aspects of the Company’s business. The Company’s business is also dependent on the continued health and productivity of its associates throughout this crisis. Individually and collectively, the Company expects the consequences of the COVID-19 outbreak will likely have a significant negative impact on its business, sales, results of operations, financial condition, and liquidity.

The COVID-19 situation has created an unprecedented and challenging time. The Company’s current focus is on positioning the Company for a strong recovery when this crisis is over. The Company has taken steps to reduce its inventory and align its operating expenses to the state of the business. The Company plans to continue to operate as permitted to support its customers’ needs for reliable vehicles and to provide as many jobs as possible for its associates. Effective April 9, 2020, 169 associates were temporarily laid-off, however the Company’s receipt of PPP funds, as discussed below will allow it to gradually recall these associates over time. All ongoing employment determinations are subject to change due to the COVID-19 situation future government mandates, as well as future business conditions. The Company will continue to monitor the COVID-19 situation and look for ways to preserve cash and reduce its operating expenses as the Company is able, however, the Company expects the consequences of the COVID-19 outbreak will likely have a significant negative impact on its business, sales, results of operations, financial condition, and liquidity.

PPP Loan

On May 1, 2020, the Company, and its wholly-owned subsidiaries Wholesale, Inc. and Wholesale Express, LLC (together, the “Subsidiaries,” and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), in the aggregate amount of $5,176,845 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on May 1, 2020. Under the SBA Loan Documents, the SBA Loans have a fixed interest rate of 1%, repayment begins six months from the date of disbursement of each SBA Loan, and the SBA Loans mature two years from the date of first disbursement. There is no prepayment penalty.

Pursuant to the terms of the SBA Loan Documents, the Borrowers may apply for forgiveness of the amount due on the SBA Loans in an amount equal to the sum of the following costs incurred by the Borrowers during the eight-week period (or any other period that may be authorized by the U.S. Small Business Administration) beginning on the date of first disbursement of the SBA Loans: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 25% of the amount forgiven can be attributable to non-payroll costs. No assurance is provided that forgiveness for any portion of the SBA Loans will be obtained.

The promissory notes evidencing the SBA Loans contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory notes. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrowers, and/or filing suit and obtaining judgment against the Borrowers.

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. Following the Reverse Stock Split, the Company has outstanding 50,000 shares of Class A Common Stock and approximately 2,162,696 shares of Class B Common Stock. On May 20, 2020, the Company’s Class B Common Stock commenced trading on the Nasdaq Capital Market on a split-adjusted basis. The Company has retrospectively adjusted the 2018 and 2019 financial statements for loss per share and share amounts as a result of the reverse stock split.