Form 10-K/A
period 2019-12-31
RumbleON, Inc.
filed 2020-06-02
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
(Registrant' s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	RMBL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:None

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

EXPLANATORY NOTE

RumbleOn, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission’s (“SEC”) on May 29, 2020 (the “Form 10-K”) solely to disclose that the Company filed the Form 10-K after the March 30, 2020 deadline in reliance on the Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Form 10-K due to circumstances related to the coronavirus (COVID-19) pandemic.

This Form 10-K/A is being filed to include the disclosure below in accordance with the Order and to include updated certifications.

On March 30, 2020, the Company filed a Current Report on Form 8-K to announce that the Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the coronavirus (COVID-19) pandemic spreading throughout the United States, and management was unable to timely review and prepare the Annual Report. As a result, the Company indicated its intent to delay the filing of the Annual Report in reliance on the SEC March 25, 2020 Order (which extended and superseded a prior order issued on March 4, 2020), pursuant to the Order, which allows for the delay of certain filings required under the  Exchange Act. Also, on May 14, 2020, the Company filed a Form 12b-25 indicating that it was unable to timely file the Form 10-K by May 14, 2020 and that it anticipated filing the Form 10-K within the fifteen day extension period covered by Rule 12b-25. The Company relied on the Order and Rule 12b-25 for the filing of the Form 10-K.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosure in the Form 10-K or reflect events that occurred after the date of the Form 10-K. Therefore, this Form 10-K/A should be read in conjunction with the Form 10-K and the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

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

4.11*	Description of Registrant's Securities.
10.1	2017 RumbleOn, Inc. Stock Incentive Plan + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	Unconditional Guaranty Agreement (Incorporated by reference to Exhibit 10.12 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.3	Security Agreement (Incorporated by reference to Exhibit 10.13 the Company's Annual Report on Form 10-K, filed on February 14, 2017).

10.4	NextGen Promissory Note, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q, filed on May 15, 2017).
10.5	RumbleOn, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on April 5, 2017).
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

10.15	Corporate Guaranty, in favor of NextGear Capital, Inc., dated October 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.16	Form of Securities Purchase Agreement, dated October 25, 2018(Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.17	Purchase Agreement, dated May 9, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.18	Form of Securities Purchase Agreement, dated May 9, 2019 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.19	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 22, 2019).
21.1*	Subsidiaries
23.1*	Consent of Grant Thornton LLP
23.2 *	Consent of Scharf Pera & Co., PLLC
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*   Previously filed with the Form 10-K filed on May 29, 2020.
** Furnished herewith
+   Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleOn, Inc.

Date: June 2, 2020	By:	/s/ Steven R. Berrard
Steven R. Berrard Director and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)