Form 10-Q
period 2020-03-31
RumbleON, Inc.
filed 2020-06-30
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Class B Common Stock, $0.001 par value, outstanding on June 26, 2020 was 2,179,407 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on June 26, 2020.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets:
Cash	$2,484,169	$49,660
Restricted cash	5,502,322	6,676,622
Accounts receivable, net	8,242,025	8,482,707
Inventory	55,408,531	57,381,281
Prepaid expense and other current assets	1,369,648	1,210,474
Total current assets	73,006,695	73,800,744

Property and equipment, net	6,172,886	6,427,674
Right-of-use asset	5,815,328	6,040,287
Goodwill	26,886,563	26,886,563
Other assets	82,648	237,823
Total assets	$111,964,120	$113,393,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$10,235,472	$12,421,094
Accrued interest payable	1,183,623	749,305
Current portion of convertible debt	1,156,911	1,363,590
Current portion of long-term debt	62,799,557	59,160,970
Total current liabilities	75,375,563	73,694,959

Long-term liabilities:
Note payable	-	1,924,733
Convertible Debt	26,082,706	20,136,229
Derivative liabilities	137,488	27,500
Other long-term liabilities	4,968,931	4,722,101
Total long-term liabilities	31,189,125	26,810,563

Total liabilities	106,564,688	100,505,522

Commitments and contingencies (Notes 4, 7, 8, 9, 13, 18)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 2,151,166 and 1,111,681 shares issued and outstanding as of March 31, 2020 and December 31, 2019	2,151	1,112
Additional paid in capital	106,817,379	92,268,213
Accumulated deficit	(101,420,148)	(79,381,806)
Total stockholders' equity	5,399,432	12,887,569

Total liabilities and stockholders' equity	$111,964,120	$113,393,091

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$23,139,080	$26,929,159
Automotive	114,198,079	190,907,188
Transportation and vehicle logistics	7,087,591	5,341,412
Total revenue	144,424,750	223,177,759

Cost of revenue
Powersports	20,558,286	23,949,556
Automotive	108,353,505	181,495,112
Transportation	5,088,059	3,742,022
Cost of revenue before impairment loss	133,999,850	209,186,690
Impairment loss on automotive inventory	11,738,413	-
Total cost of revenue	145,738,263	209,186,690

Gross profit (loss)	(1,313,513)	13,991,069

Selling, general and administrative	18,056,426	20,440,016

Depreciation and amortization	522,995	382,225

Operating loss	(19,892,934)	(6,831,172)

Interest expense	(2,216,757)	(1,445,133)

Loss in derivative liability	(116,815)	-

Gain on early extinguishment of debt	188,164	-

Net loss before provision for income taxes	(22,038,342)	(8,276,305)

Benefit for income taxes	-	-

Net loss	$(22,038,342)	$(8,276,305)

Weighted average number of common shares outstanding - basic and fully diluted	2,046,423	1,024,221

Net loss per share - basic and fully diluted	$(10.77)	$(8.08)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, as of December 31, 2019	-	$-	50,000	$50	1,111,681	$1,112	$92,268,213	(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	-	-	-	-	1,035,000	1,035	10,779,045	-	10,780,080
Issuance of common stock for restricted stock units	-	-	-	-	4,485	4	(4)	-	-
Convertible note exchange	-	-	-	-	-	-	2,923,755	-	2,923,755
Stock-based compensation	-	-	-	-	-	-	846,370	-	846,370
Net loss	-	-	-	-	-	-	-	(22,038,342)	(22,038,342)
Balance as of March 31, 2020	-	$-	50,000	$50	2,151,166	$2,151	$106,817,379	$(101,420,148)	$5,399,432

	Preferred Shares		Class A Common Shares		Class B Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, as of December 31, 2018	1,317,329	$1,317	50,000	$50	874,315	$874	$65,016,379	(34,201,114)	$30,817,506
Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,639)	(3,639)
Issuance of common stock for restricted stock units exercised	-	-	-	-	350	-	-	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	65,866	66	1,251	-	-
Issuance of common stock	-	-	-	-	63,825	64	6,525,710	-	6,525,774
Stock-based compensation	-	-	-	-	-	-	689,121	-	689,121
Net loss	-	-	-	-	-	-	-	(8,276,305)	(8,276,305)
Balance as of March 31, 2019	-	$-	50,000	$50	1,004,356	$1,004	$72,727,646	$(42,481,058)	$30,247,642

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,038,342)	$(8,276,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,995	382,225
Amortization of debt discounts	627,755	211,725
Share based compensation	846,370	689,121
Impairment loss on inventory	11,738,413	-
Impairment loss on fixed assets	177,626	-
Loss from change in value of derivatives	116,815	-
Gain on early extinguishment of debt	(188,164)	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(159,175)	324,689
(Increase) decrease in inventory	(9,765,663)	2,106,138
Decrease (Increase) in accounts receivable	240,682	(1,200,058)
(Increase) decrease in other assets	155,175	-
Decrease in accounts payable and accrued liabilities	(2,176,064)	(806,848)
Increase in accrued interest payable	434,318	92,573
Net cash used in operating activities	(19,467,259)	(6,476,740)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	-	(835,000)
Purchase of property and equipment	(132,366)	-
Proceeds from sales of property and equipment	-	40,620
Technology development	(290,376)	(879,829)
Net cash used in investing activities	(422,742)	(1,674,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	8,272,375	-
Net proceeds (repayments) on line of credit	2,097,755	(3,241,603)
Net Proceeds from sale of common stock	10,780,080	6,525,775
Net cash provided by financing activities	21,150,210	3,284,172

NET CHANGE IN CASH	1,260,209	(4,866,777)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,726,282	15,784,902

CASH AND RESTRICTED CASH AT END OF PERIOD	$7,986,491	$10,918,125

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleOn, Inc. The Company refers to the Company and its subsidiaries.

Description of Business

Overview

In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company's goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. While the Company's initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, the Company continues to enhance its platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks, and via its acquisition of Wholesale, Inc. ("Wholesale") in October 2018, the Company is making a concerted effort to grow its cars and light truck categories.

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

Our business model is driven by our proprietary technology platform. Our initial platform was acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC ("NextGen"). Since that time, we have expanded the functionality of that platform through a significant number of high-quality technology development projects and initiatives. Included in these new technology development projects and initiatives are modules or significant upgrades to the existing platforms for: (i) Retail online auction; (ii) native IOS and Android apps; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool;(vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure.

Acquisitions

On February 3, 2019, the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller"), and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note (the "Promissory Note") in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note (the "Convertible Note") in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock (the "Earn-Out Shares") for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller (the "Second Convertible Note").

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and March 31, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All of the Company’s subsidiaries are wholly owned. The condensed consolidated financial statements include the accounts of RumbleOn Inc. and its wholly owned subsidiaries. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred losses and negative cash flow from operations since inception through March 31, 2020 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 - Convertible Notes, and Note 11 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line (as defined below), proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio and through rationalizing costs and expenses, including laying off 169 employees. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of June 26, 2020, the Company has approximately $9,700,000 of cash of which $5,500,000 is restricted, approximately $19,900,000 of remaining availability under the NextGear Credit Line and $1,200,000 of availability under the $1,500,000 RumbleOn Finance Facility (as described below). The Company expects to receive recovery of its insured losses, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when such amounts, if any, will be recovered.

The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting the Company's business and the powersport and automotive industries as a whole. The Company has positioned its business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. The Company believes its online business model allows it to quickly respond to market demand or changes in the businesses it operates as the COVID-19 pandemic continues.

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances including uncertainties due to COVID-19 pandemic raise substantial doubt about the Company's ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the novel COVID-19 pandemic and the resulting adverse impacts to global economic conditions, as well as the Company's operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Recent Pronouncements

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as "CECL". In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)" ("ASU 2019-10"), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company is evaluating the level of impact adopting ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,399. The cumulative effect of this accounting change of $3,639 is included in the accumulated deficit for the three-months ended March 31, 2019. The standard did not have a material impact on the Company's condensed consolidated statements of operations or statements of cash flows.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of:

	March 31, 2020	December 31, 2019
Trade	$9,279,635	$9,369,733
Finance	41,755	147,893
Other	750	-
	9,322,140	9,517,626
Less: allowance for doubtful accounts	1,080,115	1,034,919
	$8,242,025	$8,482,707

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	March 31, 2020	December 31, 2019
Pre-owned vehicles:
Powersport vehicles	$6,639,846	$10,365,050
Automobiles and trucks	57,980,858	47,599,433
	64,620,704	57,964,483
Less: Reserve	9,212,173	583,202
	$55,408,531	$57,381,281

Included in the inventory reserve at March 31, 2020 is an impairment loss on automotive inventory of $7,284,638 for vehicles partially damaged at the Company's facilities in Nashville, Tennessee by the tornado on March 3, 2020. In addition, the Company recorded an impairment of $4,453,775 for the write-down of vehicles that were declared a total loss from the tornado. The total impairment on inventory related to the tornado was $11,738,413 and is recorded as part of cost of revenue on the statement of operations for the three-months ended March 31, 2020. See Note 13 – Loss Contingencies and Insurance Recoveries.

NOTE 4 – ACQUISITIONS

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of March 31, 2020, there have been no payments earned under the performance threshold. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition.

The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of December 31, 2019:

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

Supplemental pro forma unaudited information (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the Autosport Acquisition was made as of January 1, 2019 for the three-months ended March 31, 2019.

Pro forma adjustments for the three-months ended March 31, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $17,722 and (ii) interest expense of $19,793.

Three-Months Ended March 31, 2019
Unaudited
Pro forma revenue	$229,496,368
Pro forma net loss	$(8,387,927)
Loss per share - basic and fully diluted	$(7.90)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	1,061,344

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of March 31, 2020 and 2019:

	March 31, 2020	December 31, 2019
Vehicles	$323,477	$158,327
Furniture and equipment	191,047	448,074
Technology development and software	9,153,623	8,863,247
Leasehold improvements	180,618	246,135
Total property and equipment	9,848,765	9,715,783
Less: accumulated depreciation and amortization	3,675,879	3,288,109
Total	$6,172,886	$6,427,674

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At March 31, 2020, capitalized technology development costs were $8,945,613, which includes $2,900,000 of software acquired in the NextGen transaction and is included in Technology development and software in the table above. Total technology development costs incurred for the three-months ended March 31, 2020 was $911,210 of which $290,376 was capitalized and $620,834 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three-months ended March 31, 2020 was $522,995, which included the amortization of capitalized technology development costs of $437,943. Total technology development costs incurred for the three-months ended March 31, 2019 was $1,372,542 of which $879,829 was capitalized and $492,713 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three-months ended March 31, 2019 was $382,225, which included the amortization of capitalized technology development costs of $291,746.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived asset as of December 31, 2019 and the three-months ended March 31, 2020. Due to the significant decline in the Company’s stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020.

	Goodwill	Indefinite Lived Intangible Assets
Balance at December 31, 2019	$26,886,563	$45,515
Impairment	-	-
Balance at March 31, 2020	$26,886,563	$45,515

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accounts payable	$4,968,709	$8,730,624
Operating lease liability-current portion	1,414,054	1,423,610
Accrued payroll	792,177	715,658
State and local taxes	745,643	912,062
Other accrued expenses	2,314,889	639,140
Total	$10,235,472	$12,421,094

NOTE 8 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through maturity which is January 31, 2021.	$833,333	$1,333,334

Notes payable-private placement dated March 31, 2017 and exchanged January 14, 2020. Interest is payable semi-annually at 6.5% through September 30, 2019 and 8.5% through maturity which is January 31, 2021.	669,175	667,000

Line of credit-floor plan-Ally dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Principal and interest are payable on demand.	-	8,419,897

Line of credit-floor plan-NextGear dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at March 31, 2020 was 6.25%. Principal and interest is payable on demand.	61,297,049	50,741,073

Less: Debt discount	-	(75,601)
Total notes payable and lines of credit	62,799,557	61,085,703
Less: Current portion	62,799,557	59,160,970

Long-term portion	$-	$1,924,733

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). As of the date of this filing, based on on-going discussions with NextGear, at some future date advances under the NextGear Credit Line for Wholesale and Autosport will be limited to $55,000,000. Advances under the NextGear Credit Line require Wholesale to maintain at least $5,500,000 cash collateral in a reserve account in favor of NextGear, which amount is subject to change in NextGear's sole discretion. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full.  Interest expense on the NextGear Credit Line for the three-months ended March 31, 2020 was $458,528.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank ("Ally") and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-months ended March 31, 2020 was $79,694. The Credit Facility ended in February 2020.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs. There was no interest expense on the Hercules loan for the three-months ended March 31, 2020. For the three-months ended March 31, 2019, interest expense on the Hercules loan was $483,491 and included $131,997 of debt issuance cost amortization.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon Consulting LLC ("Halcyon") in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the January 31, 2021 maturity date (the "NextGen Note"). Upon the occurrence of any event of default, the outstanding balance under the note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, the Company's wholly-owned subsidiary ("NextGen Pro"), pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the NextGen Note for the three-months ended March 31, 2020 was $21,927 as compared to $21,370 for the same period of 2019. In connection with the Investor Note Exchange Agreement (described below), in January 2020, $500,000 of the NextGen Note was paid down and the NexGen Note was exchanged for a New Investor Note (as defined below).

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of a private placement commenced in 2016 (the "2016 Private Placement"). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was amortized to interest expense using an effective interest rate of 26.0%. Interest expense on the Private Placement Notes for the three-months ended March 31, 2020 was $91,893 and included $75,601 of debt discount amortization as compared to interest expense of $73,328 which included $59,348 of debt discount amortization for the same period of 2019. In connection with the Investor Note Exchange Agreement (described below) the Private Placement Notes were exchanged for New Investor Notes (as defined below).

Exchange of Notes Payable

Certain of the Company's investors extended the maturity of outstanding promissory notes, and exchanged such notes for new notes (the "New Investor Notes"), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the "Investor Note Exchange Agreement"), by and between the Company and each investor thereto (the "Investors"), including Halcyon, an entity affiliated with Kartik Kakarala, a director of the Company, such New Investor Note for an aggregate principal amount of $833,333 (after taking account of a $500,000 pay down of the NextGen Note), Blue Flame Capital, LLC ("Blue Flame"), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1,500,000, will mature on January 31, 2021, and will be convertible at any time at the Investor's option at a price of $60.00 per share. Interest under the New Investor Notes accrue on the outstanding and unpaid principal amount at the rate of 10.0% per annum and shall be paid quarterly in arrears on the last day of each of the Company's fiscal quarters beginning on March 30, 2020, and, if applicable, on the January 31, 2021 maturity date.

NOTE 9 – CONVERTIBLE NOTES

As of March 31, 2020, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	$13,109,986	$25,640,014
Convertible notes-Autosport
$1,536,000 unsecured note	1,472,000	370,902	1,101,098
$500,000 unsecured note	500,000	1,495	498,505
	40,722,000	13,482,383	27,239,617
Less: Current portion	1,268,000	111,089	1,156,911
Long-term portion	$39,454,000	$13,371,294	$26,082,706

Convertible Senior Notes

On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30,000,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the "Old Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "2019 Note Offering"). The Company paid JMP Securities a fee of 7.0% of the gross proceeds in the 2019 Note Offering. The proceeds for the 2019 Note Offering after deducting the initial purchaser's discounts, advisory fees, and related offering expenses, were approximately $27,385,500.

The Old Notes were issued on May 14, 2019 pursuant to an Indenture (the "Old Indenture") by and between the Company and Wilmington Trust, National Association, as trustee (the "Trustee"). The Purchase Agreement included customary representations, warranties and covenants by the Company and customary closing conditions. Under the terms of the Purchase Agreement, the Company agreed to indemnify JMP Securities against certain liabilities. The Old Notes bore interest at 6.75% per annum, payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2019. The Old Notes could bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Old Indenture or if the Old Notes were not freely tradeable as required by the Old Indenture. The Old Notes would have matured on May 1, 2024, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the Old Notes was 8.6956 shares of Class B Common Stock, per $1,000 principal amount of the Old Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $115.00 per share, subject to adjustment). The conversion rate was subject to adjustment in some events but would not have been adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Old Indenture), the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its Old Notes in connection with such make-whole fundamental change.

The Old Notes were not redeemable by the Company prior to the May 6, 2022. The Company could have redeemed for cash all or any portion of the Old Notes, at its option, on or after May 6, 2022 if the last reported sale price of the Company's Class B Common Stock had been at least 150.0% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund was provided for the Old Notes. If redeemed, the Company would have made an interest make-whole payment to the converting holder equal to the sum of the present values of the scheduled payments of interest that would have been made on the Old Notes to be converted had such Old Notes remained outstanding from the conversion date through the earlier of the date that is two years after the conversion date and June 15, 2022.

In connection with the 2019 Note Offering, the Company entered into a registration rights agreement with JMP Securities, pursuant to which the Company agreed to file with the SEC a resale shelf registration statement providing for the resale of the Old Notes and the shares of Class B Common Stock issuable upon conversion of the Old Notes.

On January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by a Joinder Agreement (together, the "New Note Agreement"), with the investors in the 2019 Note Offering, pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the "New Notes," and together with the Old Notes, the "Notes") and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering (the "2020 Note Offering"). On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering after deducting for payment of accrued interest on the Old Notes and offering-related expenses were approximately $8,272,375.

The New Notes were issued on January 14, 2020 pursuant to an Indenture (the "New Indenture"), by and between the Company and the Trustee. The New Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The New Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2020. The New Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the New Indenture or if the New Notes are not freely tradeable as required by the New Indenture. The New Notes mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.

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

The New Notes are not redeemable by the Company before the January 14, 2023. The Company may redeem for cash all or any portion of the New Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the New Notes.

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

In connection with the 2020 Note Offering, on January 14, 2020, the Company entered into a registration rights agreement with the Note Investors, pursuant to which the Company has agreed to file with the SEC a shelf registration statement registering the sale, on a continuous or delayed basis, of all of the New Notes and to use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act no later than May 29, 2020 (which date has been adjusted for certain intervening events, including the COVID-19 pandemic).

As of March 31, 2020, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 “Debt – Debt with Conversion and Other Option” (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188,164 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any all unamortized debt issuance costs. The remaining consideration of $2,593,163 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder’s equity.

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes, and includes $59,571 of debt issuance costs. This debt discount is amortized to interest expense over the term of the New Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company further valued a derivative liability in connection with the interest make-whole provision at $20,673 at issuance based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the increase in value of $116,815 being recorded in other income for the three-months ended March 31, 2020. The value of the derivative liability as of March 31, 2020 was $137,488.

The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. Transaction costs attributable to the debt component were $59,571 and are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders' equity.

The interest expense recognized with respect to the Convertible Notes was as follows:

Three-Months Ended March 31, 2020
Contractual interest expense	$566,719
Amortization of debt discounts	$346,029
Total	$912,748

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued (i) the Promissory Note and (ii) the Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to the Second Convertible Note.

The $500,000 Promissory Note has a term of fifteen months and will accrue interest at a simple rate of 5.0% per annum. Interest under the Promissory Note is payable upon maturity. In June 2020, principal payments of $128,000 were made and the promissory note maturity date was extended to October 1, 2020 and the remaining principal balance of $372,000 will be repaid in four equal principal plus interest payments beginning July 1, 2020 through maturity. Any interest and principal due under the Promissory Note is convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The number of shares of the Company's Class B Common Stock issuable pursuant to the Promissory Note is indeterminate at this time.

The $1,536,000 Convertible Note matures on January 31, 2022 and accrues interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 15,962 shares of the Company's Class B Common Stock.

The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The note was repaid in full during the three-months ended March 31, 2020.

For the three months ended March 31, 2020, interest expense on convertible notes was $51,560 and included $19,693 of debt discount amortization.

NOTE 10 – EQUITY-BASED COMPENSATION

Share-Based Compensation

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for the Company's employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). To date, the vesting of RSU and Option awards for most employees is service/time based. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period with the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. In 2019 the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards; these awards were terminated on May 27, 2020 and the entire fair-value of the market based awards was recognized in 2019. The Company estimates the fair value of awards granted under the Plan on the date of grant. Stock-based compensation expense is recognized as an expense on a straight-line basis over the vesting periods described above and is recognized in Selling, General and Administrative expense. A summary of equity-based compensation expense recognized during the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three-Months Ended March 31,
	2020	2019
Restricted Stock Units	$831,079	$689,121

Options	15,291	-

Total stock-based compensation	$846,370	$689,121

As of March 31, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $4,535,354, which the Company expects to recognize over a weighted-average period of approximately 0.9 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

NOTE 11 – STOCKHOLDER EQUITY

2019 Offerings

On February 11, 2019, the Company completed an underwritten public offering of 63,825 shares of its Class B Common Stock at a price of $111.00 per share for net proceeds to the Company of $6,543,655. The completed offering included 8,325 shares of Class B Common Stock issued upon the underwriter's exercise in full of its over-allotment option.

On May 9, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company agreed to sell in a private placement (the "Private Placement") an aggregate of 95,000 shares of its Class B Common Stock, at a purchase price of $100.00 per share. JMP Securities served as the placement agent for the Private Placement. The Company paid JMP Securities a fee of 7.0% of the gross proceeds in the Private Placement. The Private Placement closed on May 17, 2019. The proceeds for the Private Placement, after deducting commissions and related offering expenses, were $8,665,000.

2020 Public Offering

On January 14, 2020, pursuant to an underwritten public offering, the Company issued 900,000 shares of Class B Common Stock at a public price of $11.40 per share (the "2020 Public Offering"). On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company issued an additional 135,000 shares of Class B Common Stock and closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, net proceeds from the 2020 Public Offering, after deducting the 8.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,780,080. Certain of the Company's officers and directors participated in the 2020 Public Offering.

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

NOTE 12 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-months ended March 31, 2020 and 2019:

	Three-Months Ended March 31,
	2020	2019
Compensation and related costs	$8,180,100	$7,054,263
Advertising and marketing	2,948,155	5,491,572
Professional fees	842,703	650,444
Technology development	622,144	492,713
General and administrative	5,463,324	6,751,024
	$18,056,426	$20,440,016

NOTE 13 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale.  The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting the Company's leased facilities, currently assessed by the insurance carrier at $3,801,203; and (3) loss of business income, for which the Company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. Currently, there is an outstanding balance of $508,493 which will be paid to the landlord when replacement is finished, which is expected to be sometime during 2021. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado, the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or net realizable value and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss in the current period.  For the three-months ended March 31, 2020, the Company has recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 of value for vehicles that were partially damaged and will require repair. The impairment loss is reported in cost of revenue in the March 31, 2020 condensed consolidated statements of operations. The Company has not recorded any recoveries that are expected to be received from the insurance carrier since the final amount and timing of the recovery has not been determined. Any such recovery would be reported as a separate component of income from continuing operations in the period in which such recovery is recognizable.

During the three-months ended March 31, 2020, the Company expensed $177,626 of the net book value of the property and equipment destroyed by the tornado. The Company has not recorded any recoveries that are expected to be received from the insurance carrier since the final amount and timing of the recovery has not been determined.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the three-months ended March 31, 2020 and 2019:

	Three-Months Ended March 31,
	2020	2019
Cash paid for interest	$1,588,030	$1,140,835

Convertible notes payable issued in acquisition	$-	$2,293,933

The following table provides a reconciliation of cash and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying condensed consolidated statements of cash flows as of March 31:

	March 31,
	2020	2019
Cash and cash equivalents	$2,484,169	$49,660
Restricted cash (1)	5,502,322	6,676,622
Total cash, cash equivalents, and restricted cash	$7,986,491	$6,726,282
                                   '
(1)
Amounts included in restricted cash represent the deposits required under the Company's lines of credit.

NOTE 15 – INCOME TAXES

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

No current provision for Federal income taxes was recorded for the three-months ended March 31, 2020 and 2019 due to the Company's operating losses. The Company has provided a valuation allowance on the net deferred tax assets. In assessing the recovery of the net deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 16 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 119,096 of RSUs, 4,351 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 2,389,026 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company's acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converted to Class B Common Stock 21 days after the mailing of the definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company. The conversion of the Series B Preferred to Class B Common was effected on March 4, 2019. The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Preferred and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred at March 31, 2020 were 50,000, 2,046,423, and 0, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of March 31, 2020, the Company had promissory notes of $370,556 and accrued interest of $23,731 and $7,939, respectively, due to Blue Flame, an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. Interest expense on the promissory notes due to Blue Flame, for the three-months ended March 31, 2020 and 2019 was $91,844 and $40,738, respectively, which included debt discount amortization of $42,001 and $32,971, respectively. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations.

See Note 8 – Notes Payable and Lines of Credit for a discussion of the NextGen Note.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company determines whether an arrangement is a lease at inception and whether such leases are operating or financing leases. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. The Company uses these options in determining its right-of-use assets and lease liabilities. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. As the Company's leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determine the present value of the lease payments.

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three-months ended March 31, 2020 and 2019 was $527,044 and $237,256, respectively. The current portion of the Company's operating lease liabilities as of March 31, 2020 is $1,414,054 and is included in accounts payable and accrued liabilities. The long-term portion of the Company's operating lease liabilities as of March 31, 2020 is $4,529,790 and is included in other liabilities.

The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

March 31, 2020
Weighted-average remaining lease term	4 Years
Weighted-average discount rate	7.0%

Supplemental cash flow information related to operating leases for the three-months ended March 31, 2020 was as follows:

March 31, 2020
Cash payments for operating leases	$440,506

The following table summarizes the future minimum payments for operating leases at March 31, 2020 due in each year ending December 31,

2020	$1,365,387
2021	1,785,519
2022	1,920,543
2023	744,370
2024	310,200
Thereafter	498,200
Total lease payments	6,624,219
Less imputed interest	(680,375)
Present value of lease liabilities	$5,943,844

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2020 and December 31, 2019, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

Future litigation may be necessary to defend the Company by determining the scope, enforceability and validity of third party proprietary rights or to establish its own proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

NOTE 19 – CONCENTRATIONS

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

NOTE 20 - SEGMENT REPORTING

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The Company's operations are organized by management into operating segments by line of business. The Company has determined that it has three reportable segments as defined in U.S. GAAP for segment reporting: (1) powersports, (2) automotive, and (3) vehicle logistics and transportation. The Company's powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution principally of motorcycles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services between dealerships and auctions. The accounting policies of the segments are the same and are described in Note 1 – Description of Business and Significant Accounting Policies.

The following table summarizes revenue, operating income (loss), Depreciation and Amortization and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three Months Ended March 31, 2020
Total assets	$54,583,357	$75,520,584	$8,470,887	$(26,610,708)	$111,964,120
Revenue	$23,139,080	$114,198,079	8,990,181	$(1,902,590)	$144,424,750
Operating income (loss)	$(7,189,585)	$(13,360,432)	$657,083	$-	$(19,892,934)
Depreciation and amortization	$462,537	$58,607	$1,851	$-	$522,995
Interest expense	$(1,464,627)	$(751,834)	$(296)	$-	$(2,216,757)
Loss in derivative liability	$(116,815)	$-	$-	$-	$(116,815)
Gain on early extinguishment of debt	$188,164	$-	$-	$-	$188,164

Three Months Ended March 31, 2019
Total assets	$67,091,591	$67,387,321	$6,403,729	$(25,339,418)	$115,543,223
Revenue	$26,929,159	$190,907,188	$8,176,010	$(2,834,598)	$223,177,759
Operating income (loss)	$(8,376,724)	$(999,163)	$546,389	$-	$(6,831,172)
Depreciation and amortization	$321,374	$59,000	$1,851	$-	$382,225
Interest expense	$799,961	$645,172	$-	$-	$1,445,133

(1)
Intercompany investment balances related to the acquisitions of Wholesale and Wholesale Express, LLC ("Wholesale Express") and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.

NOTE 21 – SUBSEQUENT EVENTS

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. Following the Reverse Stock Split, on May 20, 2020, the Company has outstanding 50,000 shares of Class A Common Stock and approximately 2,162,696 shares of Class B Common Stock. On May 20, 2020, the Company’s Class B Common Stock commenced trading on the Nasdaq Capital Market on a split-adjusted basis. The Company has retrospectively adjusted the per share and share amounts included in this Quarterly Report on Form 10-Q for the Reverse Stock Split.

PPP Loan

On May 1, 2020, the Company, and its wholly-owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries,” and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,176,845 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on May 1, 2020. Under the SBA Loan Documents, the SBA Loans have a fixed interest rate of 1%, repayment begins six months from the date of disbursement of each SBA Loan, and the SBA Loans mature two years from the date of first disbursement. There is no prepayment penalty.

Pursuant to the terms of the SBA Loan Documents, the Borrowers may apply for forgiveness of the amount due on the SBA Loans in an amount equal to the sum of the following costs incurred by the Borrowers during the eight-week period (or any other period that may be authorized by the U.S. Small Business Administration) beginning on the date of first disbursement of the SBA Loans: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40% of the amount forgiven can be attributable to non-payroll costs. No assurance is provided that forgiveness for any portion of the SBA Loans will be obtained.

The promissory notes evidencing the SBA Loans contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory notes. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Borrowers, and filing suit and obtaining judgment against the Borrowers.

Form 10-Q Extension

On May 14, 2020, the Company filed a Current Report on Form 8-K to announce that the Company’s operations and business continued to experience disruption due to the unprecedented conditions surrounding the coronavirus (COVID-19) pandemic spreading throughout the United States, and management was unable to timely review and prepare the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. As a result, the Company indicated its intent to delay the filing of the Quarterly Report in reliance on the SEC March 25, 2020 Order (which extended and superseded a prior order issued on March 4, 2020), pursuant to the Order, which allows for the delay of certain filings required under the Securities Exchange Act of 1934, as amended. The Company relied on the Order for the filing of this Quarterly Report on Form 10-Q.

RumbleOn Finance Loan

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company ("RumbleOn Finance"), entered into a loan agreement providing for up to $1,500,000 in proceeds (the "RumbleOn Finance Facility") with CL Rider Finance, L.P. (the "CL Rider") as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. The RumbleOn Finance Facility is payable on demand by CL Rider.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "RumbleOn," the "Company," "we," "us," and "our" refer to RumbleOn and its consolidated subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Overview

We are a technology driven, motor vehicle dealer and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Since our acquisition of Wholesale, Inc. ("Wholesale") in October 2018, we have significantly increased our sales of cars and light trucks ("automotive"). Of the 7,420 vehicles we sold during the three-months ended March 31, 2020, 4,603 (62.0%) were automotive and 2,817 (38.0%) were powersports vehicles. For the three-months ended March 31, 2019, we sold 12,103 vehicles of which 8,805 (72.8%) were automotive and 3,298 (27.2%) were powersports vehicles.

COVID-19 Update

COVID-19 is having an impact on businesses nationwide, with local governments, businesses, and consumers increasingly limiting commercial activity and capital markets experiencing instability. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting our business and the powersport and automotive industries as a whole. We have positioned our business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. To this end, we have temporarily reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. We have significantly reduced our staffing by laying off 169 associates during the first quarter of 2020, we have applied and received PPP loan funds of $5,176,845, and adjusted purchasing levels to align with demand and market conditions, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our 100% online business model allows us to quickly respond to market demand or changes in the businesses we operate as the COVID-19 pandemic continues.

Our most important priority is the well-being of our employees and customers. We have taken several steps to provide a healthy working environment, including implementing work from home policies for employees who are able to work remotely, eliminating all non-essential travel and group meetings and implementing social distancing policies. For many customers, selling or buying a vehicle is an important component of their business or transportation needs. We believe our online model for buying and selling, which allows dealers and consumers to sell or buy a vehicle without ever coming into physical contact with another person, is the safest way to sell or buy a vehicle. Our touchless buying and selling processes allows dealers and consumers to sell or shop for a vehicle from their business or home, complete their transaction on their phone or laptop, and have the vehicle picked up or delivered without coming into physical contact with our personnel.

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, including as a result of the COVID-19 pandemic, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

Our operational and financial performance will depend on future developments related to the continuously evolving COVID-19 pandemic. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the development of treatments or vaccines, the resumption of widespread economic activity, and changes in consumer sentiment. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict the impact of the COVID-19 pandemic will have on our future operations.

Outlook

In addition to the general business pressures resulting from the shelter-in-place orders and broader economic uncertainty, our business was further impacted from a tornado that struck Nashville on March 3, 2020. Business in January and February was strong, but the combination of these events reduced our March revenue by 51.7% as compared to February of this year.  We experienced what we believe was the bottom of the downturn in mid-April, with the largest unit sales decline and our lowest level of inventory acquisition during the quarter. By the end of April conditions began improving slowly and ramping quicker as the month of May progressed. Total unit sales for the month of April were down 66% from January levels. The velocity of the rebound in May and thus far through June has been higher than expected and with the return of demand, our acquisition of inventory has accelerated. In May, unit sales increased more than 22% from April’s lows, and based on initial June month-to-date results we are expecting at least a 26% increase in month-over-month unit sales in June as compared to April. Though we are still below the monthly unit volumes experienced in January and February, our preliminary results for the month of June show our highest gross margin on units sold in our history and significant operating income improvement from prior periods. We don't believe the June levels of gross margin will continue over the long term, and we expect vehicle margins will stabilize as demand levels. Nevertheless, we expect the new normal to be an impressive improvement in gross profit per unit going forward reflecting the progress we are making on our objective of a more disciplined approach to sales volume as we take prescriptive steps to achieve our goal of accelerating profitability.

Nashville Tornado

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities in Nashville. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, currently assessed by the insurance carrier at $3,801,203; and (3) loss of business income, for which the Company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. Currently, there is minimally an outstanding balance of $508,493 which will be paid when replacement is finished, which is expected to be sometime during 2021. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

Acquisition of Autosport

On February 3, 2019 (the "Autosport Acquisition Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. The results of operations of Autosport are included in the Company's Condensed Consolidated financial statements for the three-months ended March 31, 2019. For additional information, see Note 4 – "Acquisitions" in the accompanying Notes to the Condensed Consolidated Financial Statements.

Reportable Segments

Reportable segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution of principally motorcycles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services primarily between dealerships and auctions.

	For the Three-months Ended March 31, 2020				For the Three-months Ended March 31, 2019
	Revenue	Revenue%	Gross Profit	GP%	Revenue	Revenue%	Gross Profit	GP%
Segment
Powersports	23,139,080	16.0%	2,580,794	11.2%	26,929,159	12.1%	2,979,603	11.1%
Automotive	114,198,079	79.1%	5,844,574	5.1%	190,907,188	85.5%	9,412,076	4.9%
Transportation	7,087,591	4.9%	1,999,532	28.2%	5,341,412	2.4%	1,599,390	29.9%
Gross profit before impairment loss	144,424,750	-	10,424,900	7.2%	223,177,759	-	13,991,069	-
Impairment loss (1)	-	-	(11,738,413)	(8.1)%	-	-	-	-
	144,424,750	100.0%	(1,313,513)	(0.9)%	223,177,759	100.0%	13,991,069	6.3%

(1)
Impairment Loss resulting from the Nashville Tornado.

Seasonality

Absent the impact of COVID-19, the volume of vehicles sold will generally fluctuate from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of pre-owned vehicles available for sale from selling consumers, the availability and quality of vehicles, holidays, and the seasonality of the retail market for pre-owned vehicles. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction accessibility as well as additional costs associated with the holidays and winter weather.

Investment in Growth

As a result of the COVID-19 pandemic we have temporarily reduced discretionary growth expenditures, however, as the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020, we will take a measured approach to resuming investment in inventory, marketing, technology and infrastructure to support the growth of the business. These anticipated investments are expected to increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, including the impact of COVID-19, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity

We have incurred losses and negative cash flow from operations since inception through March 31, 2020 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 — Convertible Notes, and Note 10 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line (as defined below), proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio and through rationalizing costs and expenses, including laying off 169 employees. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of June 26, 2020, the Company has approximately $9,700,000 of cash of which $5,500,000 is restricted, approximately $19,900,000 of remaining availability under the NextGear Credit Line and $1,200,000 of availability under the $1,500,000 RumbleOn Finance Facility. The Company expects to receive recovery of its insured losses, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when such amounts, if any, will be recovered.

The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting the Company's business and the powersport and automotive industries as a whole. The Company has positioned its business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. The Company believes its online business model allows it to quickly respond to market demand or changes in the businesses it operates as the COVID-19 pandemic continues.

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances including uncertainties due to COVID-19 pandemic raise substantial doubt about the Company's ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Key Operation Metrics - Powersports and Automotive Segments

We regularly review a number of metrics, to evaluate our vehicle distribution business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our business, including increasing brand awareness, maximizing the opportunity to source the purchase of low cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings.

	Three Months Ended March 31,
Powersports:	2020	2019
Vehicles sold	2,817	3,298
Average days to sale	43	37
Total vehicle revenue	$23,139,080	$26,929,159
Gross Profit	$2,926,263	$3,165,796

	Three Months Ended March 31,
Automotive(1):	2020	2019
Vehicles sold	4,603	8,805
Average days to sale	31	26
Total vehicle revenue	$113,632,267	$190,907,188
Gross Profit	$6,348,968	$9,435,365

(1)
Excludes the Impairment Loss resulting from the Nashville Tornado and other insignificant indirect costs.

Vehicles Sold

We define vehicles sold as the number of pre-owned vehicles sold to consumers and dealers in each period, net of returns under our various return policies. We view vehicles sold as a key measure for several reasons. First, vehicles sold is the primary driver of our revenue and, indirectly, gross profit, since vehicle sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, vehicles sold increases the base of available customers for referrals and repeat sales. Third, vehicles sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations.

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

Revenue

Revenue is primarily comprised of pre-owned vehicle sales. We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory. Subject to the impact of COVID-19 on our results, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

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

Key Operations Metrics – Powersports

	Three Months Ended March 31,
	2020	2019
Key Operation Metrics:
Vehicles sold	2,817	3,298

Total Powersports Revenue	$23,139,080	$26,929,159
Gross Profit	$2,926,263	$3,165,796
Gross Profit per vehicle	$1,039	$960
Gross Margin	12.6%	11.8%
Average selling price	$8,214	$8,165

Consumer:
Vehicles sold	280	283

Total Consumer Revenue	$2,656,880	$2,147,022
Gross Profit	$646,412	$480,583
Gross Profit per vehicle	$2,309	$1,698
Gross Margin	24.3%	22.4%
Average selling price	$9,489	$7,587

Dealer:
Vehicles sold	2,537	3,015

Total Dealer Revenue	$20,482,200	$24,782,137
Gross Profit	$2,279,850	$2,685,213
Gross Profit per vehicle	$899	$891
Gross Margin	11.1%	10.8%
Average selling price	$8,073	$8,220

Key Operations Metrics – Automotive(1)
	Three Months Ended March 31,
	2020	2019(2)
Key Operation Metrics:
Total vehicles sold	4,603	8,805

Total Automotive Revenue	$113,632,267	$190,907,188
Gross Profit	$6,348,968	$9,435,365
Gross Profit per vehicle	$1,379	$1,072
Gross Margin	5.6%	4.9%
Average selling price	$24,687	$21,682

Consumer:
Vehicles sold	646	863

Total Consumer Revenue	$17,584,737	$21,565,124
Gross Profit	$2,108,722	$2,232,856
Gross Profit per vehicle	$3,264	$2,587
Gross Margin	12.0%	10.4%
Average selling price	$27,221	$24,989

Dealer:
Vehicles sold	3,957	7,942

Total Dealer Revenue	$96,047,530	$169,342,064
Gross Profit	$4,240,245	$7,202,509
Gross Profit per vehicle	$1,072	$907
Gross Margin	4.4%	4.3%
Average selling price	$24,273	$21,322

(1)
Excludes the impairment loss resulting from the Nashville Tornado.
(2)
Inclusive only from the Autosport Acquisition Date.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

We regularly review a number of metrics, to evaluate our vehicle logistics and transportation business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our business, including increasing brand awareness, and maximizing the opportunity to drive increased transportation and logistics unit volume. Our key operating metrics also demonstrate our ability to translate these drivers into revenue and profitability.

	Three Months Ended March 31,
	2020	2019
Revenue	$8,990,181	$8,176,010

Vehicles Delivered	21,027	20,471

Gross Profit	$1,999,532	$1,599,390

Gross Profit Per Vehicle Delivered	$95	$78

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale.

Vehicles Delivered

We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private party individuals. Vehicles delivered is the primary driver of revenue and in turn profitability in the vehicle logistics and transportation services segment.

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

The number of pre-owned vehicles we sell depends on our volume of website traffic, volume of cash offers made, our inventory levels and selection, the effectiveness of our branding and marketing efforts, the quality of our customer sales experience, our volume of referrals and repeat customers, the competitiveness of our pricing, competition and general economic conditions. On a quarterly basis, the number of pre-owned vehicles we sell is also affected by seasonality, with demand for pre-owned vehicles reaching the high point in the first half of each year, commensurate with the timing of tax refunds, and diminishing through the rest of the year, with the lowest relative level of pre-owned vehicle sales expected to occur in the fourth calendar quarter. Seasonality trends have been impacted by the COVID-19 pandemic, which has resulted in a significant decline in the pre-owned powersports and automotive industry, including our business and results of operations.

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

The number of pre-owned vehicles sold to dealers at auctions is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company's overall inventory mix and quantity levels against days to sales targets; and (iii) a need to liquidate those pre-owned vehicles that do not meet the Company's quality standards to be sold through Rumbleon.com. The auction market has also been adversely impacted by the COVID-19 pandemic resulting from practices implemented to combat COVID-19, such as social distancing and shelter-in-place policies as well as the broader economic slowdown.

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

Cost of Revenue – Pre-owned Vehicles Sales

Cost of pre-owned vehicle sales to consumers and dealers primarily consists of the cost to acquire pre-owned vehicles and the reconditioning and transportation costs associated with preparing these vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific pre-owned vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of pre-owned vehicle sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of Revenue – Vehicle Logistics and Transportation Services

Cost of vehicle transportation and logistics services primarily include the costs of independent third-party transporters to deliver a vehicle from a point of origin to a designated destination.

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses also include the transportation cost associated with selling vehicles but excludes the cost of reconditioning, inspecting, and auction fees which are included in Cost of revenue. Subject to the impact of the COVID-19 pandemic and our efforts to preserve liquidity as described elsewhere in this MD&A, we expect selling, general and administrative expenses will continue to increase substantially in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures, but we anticipate selling, general and administrative expenses will decline as a percentage of sales revenue.

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

Seasonality

The volume of vehicles sold will generally fluctuate from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of pre-owned vehicles available for sale from selling consumers, the availability and quality of vehicles, holidays, and the seasonality of the retail market for pre-owned vehicles. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction accessibility as well as additional costs associated with the holidays and winter weather. Seasonality trends have been impacted by the COVID-19 pandemic, which has resulted in a significant decline in the pre-owned powersports and automotive industry, including our business and results of operations.

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-months ended March 31, 2020 and 2019, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three Months ended March 31, 2020
	Powersports	Automotive(1)	Vehicle Logistics and Transportation Services	Elimination(2)	Total
Revenue:
Pre-owned Vehicle Sales:
Powersports	$23,139,080	$-	$-	$-	$23,139,080
Automotive	-	114,198,079	-	-	114,198,079
Transportation and Vehicle Logistics	-	-	8,990,181	(1,902,590)	7,087,591
Total Revenue	23,139,080	114,198,079	8,990,181	(1,902,590)	144,424,750

Cost of Revenue:
Powersports	20,558,286	-	-	-	20,558,286
Automotive	-	108,353,505	-	-	108,353,505
Transportation	-	-	6,990,649	(1,902,590)	5,088,059
Impairment loss	-	11,738,413	-	-	11,738,413
Total Cost of Revenue	20,558,286	120,091,918	6,990,649	(1,902,590)	145,738,263

Gross Profit	$2,580,794	$(5,893,839)	$1,999,532	$-	$(1,313,513)

(1)
Inclusive only from the Autosport Acquisition Date.
(2)
Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.

	For the Three Months ended March 31, 2019
	Powersports	Automotive(1)	Vehicle Logistics and Transportation Services	Elimination(2)	Total
Revenue:
Pre-owned Vehicle Sales:
Powersports	$26,929,159	$-	$-	$-	$26,929,159
Automotive	-	190,907,188	-	-	190,907,188
Transportation and Vehicle Logistics	-	-	8,176,010	(2,834,598)	5,341,412
Total Revenue	26,929,159	190,907,188	8,176,010	(2,834,598)	223,177,759

Cost of Revenue:
Powersports	23,949,556	-	-	-	23,949,556
Automotive	-	181,495,112	-	-	181,495,112
Transportation	-	-	6,576,620	(2,834,598)	3,742,022
Total Cost of Revenue	23,949,556	181,495,112	6,576,620	(2,834,598)	209,186,690

Gross Profit	$2,979,603	$9,412,076	$1,599,390	$-	$13,991,069

(1)
Inclusive only from the Autosport Acquisition Date.
(2)
Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.

Powersports and Automotive Segments

The following table provides our results of operations for the three-months ended March 31, 2020 and 2019 for powersports and automotive segments, including key financial information relating to these segments. Our powersports and automotive segments consists of the distribution of powersports and automotive vehicles, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Pre-owned Vehicle Sales:
Powersports	$23,139,080	$26,929,159
Automotive (1)	114,198,079	190,907,188
Total vehicle revenue	137,337,159	217,836,347

Cost of Revenue:
Powersports	20,558,286	23,949,556
Automotive(1)	108,353,505	181,495,112
Impairment loss on vehicle inventory	11,738,413	-
Total cost of revenue	140,650,204	205,444,668

Gross Profit	(3,313,045)	12,391,679

Selling, General and Administrative	16,571,828	19,388,866

Depreciation and Amortization	521,144	380,374

Operating loss	(20,406,017)	(7,377,561)

Interest expense	(2,216,460)	(1,445,133)

Increase in derivative liability	(116,815)	-

Gain on early extinguishment of debt	188,664	-

Net loss before provision for income taxes	(22,550,628)	(8,822,694)

Benefit for income taxes	-	-

Net loss	$(22,550,628)	$(8,822,694)

(1)
Inclusive only from the Autosport Acquisition Date.

Three-Months Ended March 31, 2020 Versus 2019

Total revenue decreased by $80,499,188 to $137,337,159 for the three-months ended March 31, 2020 compared to $217,836,347 for the same period of 2019. The decrease in sales was primarily due to a decrease in the total number of pre-owned vehicles sold to 7,420 for the three-months ended March 31, 2020 as compared to 12,103 for the same period of 2019, which was partially offset by an increase in the average selling price per unit sold to $8,214 from $8,165 for powersports and $24,687 from $21,682 for automotive. The decrease in vehicles sold and increase in average selling price per unit in our powersports and automotive segments was a result of: (i) continued implementation of our previously disclosed disciplined approach to sales volume as we take prescriptive steps to accelerate profitability; (ii) the adverse impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iv) reduced per vehicle advertising expenditures.  As the impact of COVID-19 abates over time, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total cost of revenue decreased $64,794,464 to $140,650,915 for the three-months ended March 31, 2020 compared to $205,444,668 for the same period of 2019. The decrease was primarily due to the decrease in the number of pre-owned vehicles sold for the three-months ended March 31, 2020 as compared to the same period of 2019 offset by a $12,808,618 adjustments to reflect the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville as a result of the March 3, 2020 tornado and the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. The decrease in total vehicles sold in our powersports and automotive segments was a result of: (i) continued implementation of our more disciplined approach to sales volume; (ii) the adverse impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville as a result of the March 3, 2020 tornado. Powersports total cost of revenue decreased by $3,391,270 to $20,558,286 for the three-month period ended March 31, 2020 compared to $23,949,556 for the same period in 2019. Automotive total cost of revenue decreased by $73,141,607 to $108,353,505 for the three-month period ended March 31, 2020 compared to $181,495,112 for the same period in 2019.

Powersports

The following table provides the results of operations for the three-months ended March 31, 2020 and 2019 for our powersports business segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2020	2019
Powersports

Vehicle revenue:
Consumer	$2,656,880	$2,147,022
Dealer	20,482,200	24,782,137
Total vehicle revenue	$23,139,080	$26,929,159

Vehicle gross Profit:
Consumer	$646,412	$480,583
Dealer	2,279,850	2,685,213
Total vehicle gross profit	$2,926,262	$3,165,796

Vehicles sold:
Consumer	280	283
Dealer	2,537	3,015
Total vehicles sold	2,817	3,298

Gross profit per vehicle:
Consumer	$2,309	$1,698
Dealer	$899	$891
Total	$1,039	$960

Gross margin per vehicle:
Consumer	24.3%	22.4%
Dealer	11.1%	10.8%
Total	12.6%	11.8%

Average vehicle selling price:
Consumer	$9,489	$7,587
Dealer	$8,073	$8,220
Total	$8,214	$8,165

Powersports Vehicle Revenue

Total powersports vehicle revenue decreased by $3,790,079 to $23,139,080 for the three-months ended March 31, 2020 compared to $26,929,159 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 2,817 for the three-months ended March 31, 2020 compared to 3,298 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,214 for the three-months ended March 31, 2020 from $8,165 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) our more disciplined approach to sales volume as we take prescriptive steps to accelerate profitability; (ii) the adverse impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) reduced per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Powersports Cost of Revenue

Powersport cost of vehicle revenue decreased by $3,391,270 to $20,558,286 for the three-months ended March 31, 2020 and consisted of (i) 2,817 pre-owned vehicles at an average acquisition cost of $6,830; (ii) reconditioning cost of $215,139; (iii) transportation costs of $757,683; (iv) other cost of sales of $345,469 not attributed to a specific vehicle sold during the quarter; which included $340,268 of adjustments to reflect the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. For the three-month period ended March 31, 2019, the $23,949,556 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $22,939,333 from the sale of 3,298 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $6,956; (ii) reconditioning costs of $239,678; and (iii) transportation costs of $584,352; and (iv) other cost of sales of $186,193 not attributable to a specific vehicle sold during the quarter.

Powersports Gross Profit

Powersport vehicle gross profit decreased by $398,898 to $2,580,794 for the three-month period ended March 31, 2020 compared to $2,979,603 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold partially offset by an increase in gross profit per unit sold to $1,039 or a gross margin of 12.6% compared to $960, or a gross margin of 11.8% for the same period in 2019. While we did experience a negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, the increase in gross profit and the increase in: (i) gross profit per unit; and (ii) gross margin per unit for the three months ended March 31, 2020 as compared to the same period of 2019 was a result of: (i) our more disciplined approach to sales volume; and (ii) a shift in inventory mix available for sale resulting in higher average sales prices.

Automotive

The following table provides the results of operations for the three-months ended March 31, 2020 and 2019 for the automotive segment, including key financial information relating to the automotive business. Our automotive distribution business was added on the Acquisition Date in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months Ended March 31,
	2020	2019(1)
Automotive

Vehicle revenue:
Consumer	$18,150,549	$21,565,124
Dealer	96,047,530	169,342,064
Total vehicle revenue	114,198,079	190,907,188

Gross Profit(2):
Consumer	$2,469,250	$2,232,856
Dealer	3,375,325	7,202,509
Total vehicle gross profit	$5,844,574	$9,435,365

Vehicles sold:
Consumer	646	863
Dealer	3,957	7,942
Total vehicles sold	4,603	8,805

Gross profit per vehicle:
Consumer	$3,822	$2,587
Dealer	$853	$907
Total	$1,270	$1,072

Gross margin per vehicle:
Consumer	13.6%	10.4%
Dealer	3.5%	4.3%
Total	5.1%	4.9%

Average selling price:
Consumer	$28,097	$24,989
Dealer	$24,273	$21,322
Total	$24,809	$21,682

(1)
Inclusive only from the Autosport Acquisition Date.
(2)
Excluding the Impairment Loss resulting from the Nashville Tornado.

Automotive Revenue

Total automotive revenue decreased by $76,709,109 to $114,198,079 for the three-months ended March 31, 2020 compared to $190,907,188 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 4,603 for the three-months ended March 31, 2020 compared to 8,805 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $24,809 for the three-months ended March 31, 2020 from $21,682 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) our more disciplined approach to sales volume; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iv) reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to consumers decreased by $3,414,575 to $18,150,549 for the three-months ended March 31, 2020 compared to $21,565,124 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 646 for the three-months ended March 31, 2020 compared to 863 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $28,097 for the three-months ended March 31, 2020 from $24,989 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) our more disciplined approach to sales volume; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iv) reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices.

Total automotive revenue from the sale to dealers decreased by $73,294,534 to $96,047,530 for the three-months ended March 31, 2020 compared to $169,342,064 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 3,957 for the three-months ended March 31, 2020 compared to 7,942 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $24,273 for the three-months ended March 31, 2020 from $21,322 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) our more disciplined approach to sales volume; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iv) reduction in per vehicle advertising expenditures.

Automotive Cost of Revenue

Total automotive cost of vehicle revenue decreased by $61,379,905 to $120,091,918 for the three-months ended March 31, 2020 compared to $181,495,112 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold, partially offset by an increase in the unit cost per unit of vehicles sold for the three-month period ended March 31, 2020 compared to the same period of 2019, and net realizable value adjustments to March 31, 2020 inventory of $12,616,955 to reflect: (i) impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 for loss in value of vehicles partially damaged and subject to repair; and (ii) $878,542 for the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. Total automotive cost of vehicle revenue for the three-months ended March 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $105,000,816 from the sale of 4,603 pre-owned vehicles at an average acquisition cost of $22,811; (ii) reconditioning cost of $627,752; (iii) transportation costs of $1,654,731; (iv) other cost of sales of $12,808,618, which included $12,616,955 of net realizable value adjustments to the March 31, 2020 inventory to reflect: (i) impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 for loss in value of vehicles partially damaged and subject to repair; and (ii) $878,542 adjustments to reflect the write down of vehicle inventory. For the three-month period ended March 31, 2019, the $181,495,112 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $178,001,101 from the sale of 8,805 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $20,216; (ii) reconditioning costs of $966,542; (iii) transportation costs of $2,504,180; and (iv) other cost of sales of $23,289.

The cost of vehicle revenue from unit sales to consumers decreased by $3,856,253 to $15,476,015 for the three-month period ended March 31, 2020 compared to $19,332,268 for the same period of 2019. The decrease was primarily due to an decrease in both the number of and the unit cost of vehicles sold for the three-month period ended March 31, 2020 compared to the same period of 2019, and a net realizable value adjustments to March 31, 2020 inventory to reflect the: (i) impairment loss on inventory for vehicles that were a total loss and for loss in value of vehicles partially damaged and subject to repair; and (ii) write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. Total cost of vehicle revenue for units sold to consumers for the three-months ended March 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $15,034,392 from the sale of 646 pre-owned vehicles at an average acquisition cost of $23,273; (ii) reconditioning cost of $174,984; (iii) transportation costs of $266,639; and (iv) other cost of sales of $0. For the three-month period ended March 31, 2019 the $19,332,268 cost of vehicle revenue sold to consumers consisted of: (i) the acquisition cost of vehicles sold to consumers of $17,968,692 from the sale of 8,805 pre-owned vehicles to consumers that had an average acquisition cost of $21,871; (ii) reconditioning costs of $173,602; (iii) transportation costs of $283,131; and (iv) other cost of sales of $0.

The cost of vehicle revenue from unit sales to dealers decreased by $70,332,270 to $91,807,285 for the three-month period ended March 31, 2020 compared to $162,139,555 for the same period of 2019. The decrease was primarily due to an decrease in both the number of and the unit cost of vehicles sold for the three-month period ended March 31, 2020 compared to the same period of 2019 and a net realizable value adjustments to the March 31, 2020 inventory to reflect the: (i) impairment loss on inventory for vehicles that were a total loss and for loss in value of vehicles partially damaged and subject to repair; and (ii) write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. Total cost of vehicle revenue sold to dealers for the three-months ended March 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to dealers of $89,966,425 from the sale of 4,603 pre-owned vehicles at an average acquisition cost of $22,736; (ii) reconditioning cost of $452,768; (iii) transportation costs of $1,388,092; and (iv) other cost of sales of $1,070,205, which included $878,542 of adjustments to reflect the write down of vehicle inventory to the lower of net realizable value at March 31, 2020, resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. For the three-month period ended March 31, 2019 the $162,139,555 cost of vehicle revenue for units sold to dealers consisted of: (i) the acquisition cost of vehicles sold to consumers of $159,117,768 from the sale of 7,942 pre-owned vehicles to consumers that had an average acquisition cost of $20,035; (ii) reconditioning costs of $792,940; (iii) transportation costs of $2,228,847; and (iv) other cost of sales of $23,289.

Automotive Gross Profit

Excluding the $11,738,413 impairment loss discussed above, total automotive vehicle gross profit decreased by $3,567,502 to $5,844,574 for the three-month period ended March 31, 2020 compared to $9,412,076 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold partially offset by an increase in gross profit per unit sold of $308 or a gross margin of 5.6% compared to $1,072, or a gross margin of 4.9% for the same period in 2019. The decrease in gross profit and the increase in: (i) gross profit per unit; and (ii) gross margin per unit for the three months ended March 31, 2020 as compared to the same period of 2019 was a result of: (i) our more disciplined approach to sales volume;(ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) a shift in inventory mix available for sale resulting in higher average sales prices.

Total automotive vehicle gross profit from sales to consumers increased by $250,015 to $2,482,871 for the three-month period ended March 31, 2020 compared to $2,232,856 for the same period in 2019. The increase was primarily due to an increase in gross profit per unit sold of $677 or a gross margin of 12.0% compared to $2,587, or a gross margin of 10.4% for the same period in 2019. The increase in total gross profit from the sale to consumers was offset by a decline in the number of units sold for the three-months ended March 31, 2020 as compared to the same period in 2019. The increase in gross profit, gross margin per unit and decrease in unit sales for the three months ended March 31, 2020 as compared to the same period of 2019 was a result of: (i) our more disciplined approach to sales volume; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iv) a shift in inventory mix available for sale resulting in higher average sales prices.

Total automotive vehicle gross profit from sales to dealers decreased by $3,817,516 to $3,361,704 for the three-month period ended March 31, 2020 compared to $7,179,220 for the same period in 2019. The decrease was in part due to a decrease in the number of vehicles sold partially offset by an increase in gross profit per unit sold of $165 or a gross margin of 4.4% compared to $907, or a gross margin of 4.3% for the same period in 2019. In addition, other cost of sales included $878,542 of adjustments to reflect the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020, resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. The decrease in gross profit and the increase in: (i) gross profit per unit; and (ii) gross margin per unit for the three months ended March 31, 2020 as compared to the same period of 2019 was a result of: (i) our more disciplined approach to sales volume; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; (iii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iv) a shift in inventory mix available for sale resulting in higher average sales prices.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the three-months ended March 31, 2020 and 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2020	2019
Vehicle Logistics and Transportation Services

Total revenue	$8,990,181	$8,176,010

Cost of revenue	6,990,649	6,576,620

Gross profit	1,999,532	1,599,390

Selling, general and administrative	1,340,598	1,051,150

Depreciation and Amortization	1,851	1,851

Operating income	657,083	546,389

Interest Expense	296	-

Net Income before income tax	$656,787	$546,389

Vehicles delivered	21,027	20,471

Revenue per delivery	$428	$399

Gross profit per delivery	$95	$78

Gross margin per delivery	22.2%	19.5%

Vehicle Logistics and Transportation Services Revenue

Total revenue increased by $814,171 to $8,990,181 for the three-months ended March 31, 2020 compared to $8,176,010 for the same period of 2019. The increase in total revenue for the three-month period ended March 31, 2020 resulted from the transport of 21,027 vehicles at an average revenue per vehicle delivered of $428 compared to revenue from the transport of 20,471 vehicles at an average revenue per vehicle delivered of $399 for the same period of 2019. The increase in vehicles transported and increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we take prescriptive steps to accelerate profitability; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. Following COVID-19, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended March 31, 2020 and 2019 intercompany freight services provided by Express to the Company were $1,902,590 and $2,834,598, respectively and was eliminated in the condensed consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Total cost of revenue increased by $414,029 to $6,990,649 for the three-months ended March 31, 2020 compared to $6,576,620 for the same period of 2019. The increase in total cost of revenue for the three-month period ended March 31, 2020 resulted from the transport of 21,027 vehicles at an average cost per vehicle delivered of $333 compared to the cost to transport 20,008 vehicles at an average cost per vehicle delivered of $321 for the same period of 2019.  The increase in vehicles transported and increase in cost per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we take prescriptive steps to accelerate profitability; (ii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) additional costs and expenses associated providing expanding logistic and transportation services to new markets.

Included in cost of revenue for the three months ended March 31, 2020 and 2019 31, 2019 was freight services purchases by the Company from Wholesale Express of $1,902,590 and $2,834,598, respectively and was eliminated in the condensed consolidated financial statements.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the three-months ended March 31, 2020 was $1,999,533 or $95 per unit transported as compared to $1,599,390 or $78 per unit for the same period in 2019. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated upon consolidation.

Selling, General and Administrative

	For the Three-Months Ended March 31,
	2020	2019
Selling general and administrative:
Compensation and related costs	$8,180,100	$7,054,263
Advertising and marketing	2,948,155	5,491,572
Professional fees	842,703	650,444
Technology development	622,144	492,713
General and administrative	5,463,324	6,751,024
	$18,056,426	$20,440,016

Selling, general and administrative expenses decreased by $2,383,590 to $18,056,426 for the three-months ended March 31, 2020 compared to $20,440,016 for the same period of 2019. The decrease was a result of: (i) our continued approach to taking prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses and marketing spend for the three-month ended March 31, 2020 as compared to the same period of 2019;(ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado;(iii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, resulting in a temporary reduction in discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. In addition we reduced our staffing and applied and adjusted purchasing levels to align with demand and market conditions.

Compensation and related costs increased by $738,887 to $7,793,150 for the three-months ended March 31, 2020 compared to $7,054,263 for the same period of 2019. The increase is primarily due to additional headcount associated with our finance group. The company had 258 employees at March 31, 2020 as compared to 241 employees on March 31, 2019.

In response to the impact of COVID-19 on our business, in early April 2020 we significantly reduced our staffing by laying off 169 associates in an effort to position our business to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our headcount, which will result in an increase in selling and marketing expenses in absolute dollar terms but a decrease in these expenses as a percentage of total revenue. However we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Advertising and marketing decreased by $2,543,417 to $2,948,155 for the three-months ended March 31, 2020 compared to $5,491,572 for the same period of 2019. The decrease was a result of: (i) our continued approach to taking prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses and marketing spend for the three-month ended March 31, 2020 as compared to the same period of 2019; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) the negative impact in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, resulting in a temporary reduction in discretionary marketing expenditures. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our marketing spend, which will result in an increase in marketing expenses in absolute dollar terms but a decrease in marketing expense as a percentage of total revenue. However we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

As we continue to gain share in our addressable market, we expect advertising and marketing spending will continue to increase in absolute dollar terms but will decrease as a percentage of total revenue.

Professional fees increased by $192,259 to $842,703 for the three-months ended March 31, 2020 compared to $650,444 for the same period of 2019. The increase was primarily a result of professional fees and costs incurred in connection with our insurance claims and other matters attributed to the Nashville Tornado, and legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the expansion of the business. Fees and expenses were incurred for: (i) equity financings; (ii) debt financings; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes For additional information, see Note 4 – "Acquisitions," Note 8 - "Notes Payable and Lines of Credit," Note 9 –"Convertible Notes," and Note 11 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development expenses increased $129,431 to $622,144 for the three-months ended March 31, 2020 compared to $492,713 for the same period of 2019. The increase was a result of a significant increase in headcount and third-party contractors to meet an increase level of technology development projects and initiatives. Total technology costs and expenses incurred for three-months ended March 31, 2020 were $911,210 of which $290,376 was capitalized. Total technology costs and expenses incurred for the three-months ended March 31, 2019 were $1,372,542 of which $879,829 was capitalized. For the three-months ended March 31, 2020, a third-party contractor billed $241,757 of the total technology development costs as compared to $717,719 for the same period of 2019. The amortization of capitalized technology development costs for the three-months ended March 31, 2020 was $437,943 as compared to $291,746 for the same period of 2019. In response to the impact of COVID-19 on our business in early April 2020 we temporarily reduced discretionary growth expenditures which included information technology investments. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our technology development expenses as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology. However we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

General and administrative expenses decreased by $1,287,701 to $5,463,324 for the three-months ended March 31, 2020 compared to $6,751,024 for the same period of 2019. The decrease was primarily a result of the sale of fewer vehicle for the three-months ended March 31, 2020 as compared to the same period of 2019, which resulted in a reduction of $801,886 in auction and floor plan fees for the three-months ended March 31, 2020 as compared to the same period of 2019. The decrease in vehicle sales was primarily a result of our continued approach to taking prescriptive steps to accelerate profitability, the impact of the ongoing COVID-19 pandemic, and the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado. In addition, travel and other related business expenses, including office supplies decreased $761,241 and rent and lease expense increased $275,425 for the three-months ended March 31, 2020 as compared to the same period of 2019. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing general and administrative spending, which will result in an increase in in general and administrative expenses in absolute dollar terms but decrease as a percentage of total revenue. However we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Depreciation and Amortization

Depreciation and amortization increased by $140,770 to $522,995 for the three-months ended March 31, 2020 compared to $382,225 for the same period of 2019. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-months ended March 31, 2020 included capitalized technology acquisition and development costs of $290,376. For the three-months ended March 31, 2020, amortization of capitalized technology development was $437,943 as compared to $291,746 for the same period of 2019. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $85,052 as compared to $90,479 for the same period of 2019.

Interest Expense

Interest expense increased by $771,624 to $2,216,757 for the three-months ended March 31, 2020 compared to $1,445,133 for the same period of 2019. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note issued to NextGen (the "NextGen Note"); (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) Notes;and (vi) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The increase resulted from: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; (iii) the amortization of the debt issuance costs on Notes and Convertible Notes-Autosport; and (iv) amortization of transaction costs on the Notes. Interest expense on the Private Placement Notes for the three-months ended March 31, 2020 was $91,893 and included $75,601 of debt discount amortization as compared to interest expense of $73,328 which included $59,348 of debt discount amortization for the same period of 2019. Interest expense on the NextGen Note for the three-months ended March 31, 2020 was $21,927 as compared to $21,370 for the same period of 2019. Interest expense on the Line of Credit-Floor Plans for the three-months ended March 31, 2020 was $777,552 as compared to $827,199 for the same period of 2019. For the three months ended March 31, 2020, interest expense on convertible notes was $51,560 and included $19,693 of debt discount amortization as compared to interest expense of $39,745 which included $20,380 of debt discount amortization for the same period of 2019. There was no interest expense on the Hercules loan for the three-months ended March 31, 2020. For the three-months ended March 31, 2019 interest expense on the Hercules loan was $483,491 and included $131,997 of debt issuance cost amortization. On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,696, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019 in the Consolidated Statements of Operations included in the Company’s Form 10-K for the year ended December 31, 2019.

Loss Contingencies and Insurance Recoveries

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale.  The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,369,087; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. The building insurer has agreed the total building and personal property loss is valued at $3,801,203. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507. Currently, there is minimally an outstanding balance of $508,493 which will be paid when replacement is finished, which is expected to be sometime during of 2020. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

As a result of the damage caused by the tornado the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period.  For the three-months ended March 31, 2020 the Company has recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 in loss in value for vehicle partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the March 31, 2020 condensed consolidated statements of operations. The Company has not recorded any recoveries that are expected to be received from the insurance carrier since the final amount and timing of the recovery has not been determined. Any such recovery would be reported as a separate component of income from continuing operations in the period in which such recovery is recognizable or when any such recoveries will be made.

Derivative Liability

In connection with the issuance of the Old Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $1,330,000. The derivative liability is remeasured at each reporting date with any change in value being recorded in the Statement of Operations; as of December 31, 2019, the derivative liability was valued at $27,500. On January 14, 2020, the Company completed the 2020 Note Offering whereby the $30,000,000 of Old Notes were cancelled and exchanged for $30,000,000 New Notes. Also, in the 2020 Note Offering, the Company sold an additional $8,875,000 of New Notes yielding the Company net proceeds of $8,272,375. Pursuant to ASC 470 the Company accounted for the exchange as a note extinguishment where $27,500 remaining liability was written off and the Company recorded a new $20,673 Make Whole Derivative Liability as calculated under the Lattice Model. The Make Whole Derivative is evaluated at the end of each reporting period and adjustment to value are reflected on the Statement of Operations, value of the derivative liability as of March 31, 2020 is $137,488. The lattice model used using a “with-and-without method,” where the value of the convertible senior notes including the embedded derivative, is defined as the “with”, and the value of the convertible senior notes excluding the embedded derivative, is defined as the “without”; the inputs used include a range of prices around the Company’s stock price on the date of valuation ($0.73 on January 14, 2020 and $0.23 on March 31, 2020), as well as the Note conversion rate, maturity date, U.S. Treasury risk-free interest rates over the entire 10-year yield curve, and estimated stock price volatility (55% on January 14, 2020 and 95% on March 31, 2020).

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2020	2019
Net loss	$(22,038,342)	$(8,276,305)
Add back:
Interest expense (including debt extinguishment)	2,028,593	1,445,133
Depreciation and amortization	522,995	382,225
Increase in derivative liability	116,815	-
EBITDA	(19,369,939)	(6,448,947)
Adjustments
Impairment loss on automotive inventory	11,738,413	-
Non-cash-stock-based compensation	846,370	689,121
Litigation expenses	277,995	24,446
Technology implementation costs and expenses	-	215,643
Other non-recurring costs	-	845,248
Adjusted EBITDA	$(6,507,161)	$(4,674,489)

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

We had the following liquidity resources available as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$2,484,169	$49,660
Restricted cash (1)	5,502,322	6,676,622
Total cash, cash equivalents, and restricted cash	7,986,491	6,726,282
Availability under short-term revolving facilities	8,702,952	35,839,030
Committed liquidity resources available	$16,689,443	$42,565,652

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

As of March 31, 2020, and December 31, 2019, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $90,039,174 and $82,585,522, respectively, summarized in the table below. See Note 8 — Notes Payable and Lines of Credit, Note 9 –Convertible Notes, and Note 11 – Stockholders’ Equity to our condensed consolidated financial statements included above.

Asset-Based Financing:	March 31, 2020	December 31, 2019
Inventory	$61,297,048	$59,160,970
Convertible senior notes	39,583,334	31,333,334
Senior unsecured notes	2,641,175	2,568,843
Total debt	103,521,557	93,063,147
Less: unamortized discount and debt issuance costs	(13,482,383)	(10,477,625)
Total debt, net	$90,039,174	$82,585,522

The following table sets forth a summary of our cash flows for the three-months ended March 31, 2020 and 2019:

	Three-Months Ended March 31,
	2020	2019
Net cash used in operating activities	$ (19,467,259)	$(6,476,740)
Net cash used in investing activities	(422,742)	(1,674,209)
Net cash provided by financing activities	21,150,210	3,284,172
Net (decrease) increase in cash	$1,260,209	$(4,866,777)

Operating Activities

Net cash used in operating activities increased $12,990,519 to $19,467,259 for the three-months ended March 31, 2020, as compared to the same period in 2019. The increase in net cash used is primarily due to a $13,762,037 increase in our net loss offset by a $12,558,739 increase in non-cash expense items less a decrease in net operating assets and liabilties of $11,787,221. The increase in the net loss for the three-months ended March 31, 2020 was primarily a result of a net realizable value adjustments to March 31, 2020 inventory of $12,616,955 to reflect a non-cash impairment loss on damaged and totaled inventory and a write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020.

Investing Activities

Net cash used in investing activities decreased $1,251,467 to $422,742 for the three-months ended March 31, 2020, as compared to the same period in 2019. The decrease in cash used for investment activities was primarily due to a decrease of $835,000 in cash used for acquisitions, and a decrease in costs incurred for technology development of $589,453 and increased property and equipment purchases of $132,366.

Financing Activities

Net cash provided by financing activities increased $17,866,038 to $21,150,210 for the three-months ended March 31, 2020, as compared to the same period in 2019. This increase is primarily a result of the net proceeds of $8,272,375 received from the exchange of the $30,000,000 of Old Notes for the $30,000,000 of New Notes and the issuance of an additional $8,750,000 of New Notes, and the 2020 Public Offering of 1,035,000 shares of the Company's Class B stock that resulted in net proceeds to the company of $10,780,080. The proceeds from these transactions were used to continue the development of the Company's business and for working capital purposes.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the "Reverse Stock Split"). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were rounded up to the nearest whole share. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. Following the Reverse Stock Split, the Company has outstanding 50,000 shares of Class A Common Stock and approximately 2,162,696 shares of Class B Common Stock. On May 20, 2020, the Company’s Class B Common Stock commenced trading on the Nasdaq Capital Market on a split-adjusted basis. The Company has retrospectively adjusted the 2019 condensed consolidated financial statements for loss per share and share amounts as a result of the Reverse Stock Split.

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

Pursuant to the terms of the SBA Loan Documents, the Borrowers may apply for forgiveness of the amount due on the SBA Loans in an amount equal to the sum of the following costs incurred by the Borrowers during the eight-week period (or any other period that may be authorized by the U.S. Small Business Administration) beginning on the date of first disbursement of the SBA Loans: payroll costs, any payment of interest on a covered mortgage obligation, payment on a covered rent obligation, and any covered utility payment. The amount of SBA Loan forgiveness shall be calculated in accordance with the requirements of the PPP, including the provisions of Section 1106 of the CARES Act, although no more than 40% of the amount forgiven can be attributable to non-payroll costs. No assurance is provided that forgiveness for any portion of the SBA Loans will be obtained.

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

Form 10-Q Extension

On May 14, 2020, the Company filed a Current Report on Form 8-K to announce that the Company’s operations and business continued to experience disruption due to the unprecedented conditions surrounding the coronavirus (COVID-19) pandemic spreading throughout the United States, and management was unable to timely review and prepare the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. As a result, the Company indicated its intent to delay the filing of the Quarterly Report in reliance on the SEC March 25, 2020 Order (which extended and superseded a prior order issued on March 4, 2020), pursuant to the Order, which allows for the delay of certain filings required under the Exchange Act. The Company relied on the Order for the filing of this Form 10-Q.

Critical Accounting Policies and Estimates

Refer to Note 1 — Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2019. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our most recent Annual Report on Form 10-K.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal control to minimize the impact on their design and operating effectiveness.

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

Item 1A.
Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2019, filed on May 29, 2020, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company ("RumbleOn Finance"), entered into a loan agreement providing for up to $1,500,000 in proceeds (the "RumbleOn Finance Facility") with CL Rider Finance, L.P. (the "CL Rider") as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. The RumbleOn Finance Facility is payable on demand by CL Rider.

Item 6.
Exhibits.

Exhibit No.	Description
4.1
Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association. (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).

4.2	Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.1).
4.3
Registration Rights Agreement, dated May 14, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).

10.1	Form of Note Exchange & Subscription Agreement, dated January 10, 2020. (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).
10.2	Form of Joinder & Amendment, dated January 10, 2020 (Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).
10.3	Form of Investor Note Exchange Agreement (Incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).
10.4	Form of New Investor Note (Incorporated by reference to Exhibit 10.4 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).
10.5	Form of Security Agreement, dated January 14, 2020 (Incorporated by reference to Exhibit 10.5 in the Company’s Current Report on Form 8-K, filed on January 16, 2020).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: June 29, 2020	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: June 29, 2020	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)