Form 10-Q
period 2020-06-30
RumbleON, Inc.
filed 2020-08-14
CIK 1596961

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
Commission file number 001-38248

RumbleOn, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane Irving TX	75038
(Address of principal executive offices)	(Zip Code)

(469) 250-1185
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	RMBL	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 10, 2020 was 2,185,220 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 10, 2020.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS

Current assets:
Cash	$3,061,091	$49,660
Restricted cash	5,533,832	6,676,622
Accounts receivable, net	14,796,028	8,482,707
Inventory	31,488,211	57,381,281
Prepaid expense and other current assets	1,131,320	1,210,474
Total current assets	56,010,482	73,800,744

Property and equipment, net	5,973,660	6,427,674
Right-of-use assets	3,560,045	6,040,287
Goodwill	26,886,563	26,886,563
Other assets	70,637	237,823
Total assets	$92,501,387	$113,393,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$9,255,126	$12,421,094
Accrued interest payable	1,619,105	749,305
Current portion of convertible debt	999,061	1,363,590
Current portion of long-term debt	40,815,937	59,160,970
Total current liabilities	52,689,229	73,694,959

Long-term liabilities:
Note payable	2,847,662	1,924,733
Convertible Debt	26,333,584	20,136,229
Derivative liabilities	-	27,500
Other long-term liabilities	3,470,617	4,722,101
Total long-term liabilities	32,651,863	26,810,563

Total liabilities	85,341,092	100,505,522

Commitments and contingencies (Notes 4, 7, 8, 9, 13, 18)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 2,179,907 and 1,111,681 shares issued and outstanding as of June 30, 2020 and December 31, 2019	2,180	1,112
Additional paid in capital	107,533,741	92,268,213
Accumulated deficit	(100,375,676)	(79,381,806)
Total stockholders' equity	7,160,295	12,887,569

Total liabilities and stockholders' equity	$92,501,387	$113,393,091

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$8,199,396	$30,305,687	$31,338,476	$57,234,846
Automotive	68,294,841	233,856,329	181,927,108	424,763,517
Transportation and vehicle logistics	7,663,500	6,017,888	14,751,091	11,359,300
Other	183,556	-	473,879	-
Total revenue	84,341,293	270,179,904	228,490,554	493,357,663

Cost of revenue
Powersports	7,528,810	26,137,459	28,085,447	50,087,015
Automotive	62,493,015	223,996,259	170,572,680	405,491,371
Transportation	5,862,734	4,428,674	10,950,792	8,170,696
Cost of revenue before impairment loss	75,884,559	254,562,392	209,608,919	463,749,082
Impairment loss on automotive inventory	-	-	11,738,413	-
Total cost of revenue	75,884,559	254,562,392	221,347,332	463,749,082

Gross profit	8,456,734	15,617,512	7,143,222	29,608,581

Selling, general and administrative	11,174,288	25,007,565	29,230,714	45,447,581

Insurance recovery proceeds	(5,615,268)	-	(5,615,268)	-

Depreciation and amortization	508,322	427,438	1,031,317	809,663

Operating income (loss)	2,389,392	(9,817,491)	(17,503,541)	(16,648,663)

Interest expense	(1,482,408)	(1,874,858)	(3,699,166)	(3,319,991)

Change in derivative liability	137,488	190,000	20,673	190,000

Loss on early extinguishment of debt	-	(1,499,250)	188,164	(1,499,250)
Income (loss) before provision for income taxes	1,044,472	(13,001,599)	(20,993,870)	(21,277,904)

Benefit for income taxes	-	-	-	-

Net income (loss)	$1,044,472	$(13,001,559)	$(20,993,870)	$(21,277,904)

Weighted average number of common shares outstanding - basic and fully diluted	2,214,241	1,111,809	2,130,332	1,068,257

Net income (loss) per share - basic and fully diluted	$0.47	$(11.69)	$(9.85)	$(19.92)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	-	$-	50,000	$50	2,151,166	$2,151	$106,817,379	$(101,420,148)	$5,399,432
Issuance of common stock, net of issuance cost	-	-	-	-	-	-	-	-	-
Issuance of common stock for restricted stock units	-	-	-	-	21,610	22	(22)	-	-
Convertible note exchange	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	716,391	-	716,391
Adjust for fractional shares in reverse stock split	-	-	-	-	7,131	7	(7)	-	-
Net income	-	-	-	-	-	-	-	1,044,472	1,044,472
Balance as of June 30, 2020	-	$-	50,000	$50	2,179,907	$2,180	$107,533,741	$(100,375,676)	$7,160,295

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2019	-	-	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	-	-	-	-	1,035,000	1,035	10,779,045	-	10,780,080
Issuance of common stock for restricted stock units	-	-	-	-	26,095	26	(26)	-	-
Convertible note exchange	-	-	-	-	-	-	2,923,755	-	2,923,755
Stock-based compensation	-	-	-	-	-	-	1,562,761	-	1,562,761
Adjust for fractional shares in reverse stock split	-	-	-	-	7,131	7	(7)	-	-
Net loss	-	-	-	-	-	-	-	(20,993,870)	(20,993,870)
Balance as of June 30, 2020	-	$-	50,000	$50	2,179,907	$2,180	$107,533,741	$(100,375,676)	$7,160,295

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of March 31, 2019	-	-	50,000	$50	1,004,356	$1,004	$72,727,646	$(42,481,058)	$30,247,642
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	6,900	7	(7)	-	-
Stock-based compensation	-	-	-	-	-	-	956,991	-	956,991
Issuance of common stock	-	-	-	-	95,000	95	8,629,677	-	8,629,772
Net loss	-	-	-	-	-	-	-	(13,001,599)	(13,001,599)
Balance as of June 30, 2020	-	$-	50,000	$50	1,106,256	$1,106	$90,059,932	$(55,482,657)	$34,578,431

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2018	1,317,329	1,317	50,000	$50	874,315	$874	$65,016,379	$(34,201,114)	$30,817,506
Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,639)	(3,639)
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	7,250	7	(7)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	65,866	66	1,251	-	-
Issuance of common stock	-	-	-	-	158,825	159	15,155,387	-	15,155,546
Stock-based compensation	-	-	-	-	-	-	1,646,112	-	1,646,112
Net loss	-	-	-	-	-	-	-	(21,277,904)	(21,277,904)
Balance as of June 30, 2019	-	$-	50,000	$50	1,106,256	$1,106	$90,059,932	$(55,482,657)	$34,578,431

See Notes to the Condensed Consolidated Financial Statement

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,993,870)	$(21,277,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,031,317	809,663
Amortization of debt discounts	1,051,898	714,629
Share based compensation	1,562,761	1,646,112
Impairment loss on inventory	11,738,413	-
Impairment loss on fixed assets	177,626	-
Loss from change in value of derivatives	(27,500)	(190,000)
Loss (Gain) from extinguishment of debt	(188,164)	1,499,250
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	79,154	576,940
(Increase) decrease in inventory	14,154,657	(12,902,749)
(Increase) in accounts receivable	(6,313,321)	(1,148,365)
Decrease in other assets	167,186	5,545
Decrease in accounts payable and accrued liabilities	(2,732,098)	(3,721,211)
Increase in accrued interest payable	869,800	493,039
Net cash provided by (used in) operating activities	577,859	(33,495,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	-	(835,000)
Purchase of property and equipment	(174,786)	-
Proceeds from sales of property and equipment	-	40,620
Technology development	(614,113)	(1,919,569)
Net cash used in investing activities	(788,899)	(2,713,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	8,272,375	27,455,537
Payments on notes payable	(1,521,825)	(11,134,695)
Net proceeds (repayments) on lines of credit	(20,627,794)	8,181,254
Net proceeds from sale of common stock	10,780,080	15,155,546
Proceeds from PPP loan	5,176,845	-
Net cash provided by financing activities	2,079,681	39,657,642

NET CHANGE IN CASH	1,868,641	3,448,642

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,726,282	15,784,902

CASH AND RESTRICTED CASH AT END OF PERIOD	$8,594,923	$19,233,544

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization

RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada, as Smart Server, Inc. On February 13, 2017, the Company changed its name from Smart Server, Inc. to RumbleOn, Inc. The reference to the Company in these financial statements refers to the Company and its subsidiaries.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and December 31, 2019 and for the three and six-months ended June 30, 2020 and June 30, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All of the Company's subsidiaries are wholly owned. The condensed consolidated financial statements include the accounts of RumbleOn Inc. and its wholly owned subsidiaries. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all material adjustments, except as otherwise noted, necessary for the fair presentation of the Company's financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2019. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred cumulative losses and negative cash flow from operations since inception through June 30, 2020 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 - Convertible Notes, and Note 11 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash, amounts available under the NextGear Credit Line, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, insurance recoveries and through rationalizing costs and expenses, including a workforce reduction. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of August 13, 2020, the Company has approximately $11,100,000 of cash of which $5,500,000 is restricted and approximately $31,000,000 of remaining availability under the NextGear Credit Line. The Company expects to recover its insured losses resulting from the damage to the Company's facilities including inventory held for sale, as further discussed in Note 13 – Loss Contingencies and Insurance Recoveries, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when such amounts, if any, will be recovered.

The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting the Company's business and the powersport, automotive and transport industries as a whole. The Company has positioned its business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. The Company believes its online business model allows it to quickly respond to market demand or changes in the businesses it operates as the COVID-19 pandemic continues.

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances including uncertainties due to COVID-19 pandemic raise substantial doubt about the Company's ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the novel COVID-19 pandemic and the resulting adverse impacts to global economic conditions, as well as the Company's operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Recent Pronouncements

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13"), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses, otherwise known as "CECL". In addition, this guidance changes the recognition for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk and requires additional disclosures. On November 15, 2019, the FASB issued ASU No. 2019-10 "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)" ("ASU 2019-10"), which provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. ASU 2019-10 amends the effective dates for ASU 2016-13 for smaller reporting companies with fiscal years beginning after December 15, 2022, and interim periods within those years. The Company is evaluating the level of impact adopting ASU 2016-13 will have on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,399. The cumulative effect of this accounting change of $3,639 is included in the accumulated deficit for the six-months ended June 30, 2019. The standard did not have a material impact on the Company's condensed consolidated statements of operations or statements of cash flows.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of:

	June 30, 2020	December 31, 2019
Trade	$10,039,627	$9,369,733
Insurance	5,615,268	-
Finance	94,412	147,893
Other	8,813	-
	15,758,120	9,517,626
Less: allowance for doubtful accounts	(962,092)	(1,034,919)
	$14,796,028	$8,482,707

The Company continues the process of reviewing damages and coverages with its insurance carriers resulting from the damage to the Company's facilities including inventory held for sale, as further discussed in Note 13 – Loss Contingencies and Insurance Recoveries. The loss on inventory has been assessed by the insurance carrier at approximately $13,000,000. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of income from continuing operations for the six-month period ended June 30, 2020 and is included in accounts receivable at June 30, 2020 in the Company's condensed consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	June 30, 2020	December 31, 2019
Pre-owned vehicles:
Powersport vehicles	$1,771,970	$10,365,050
Automobiles and trucks	35,619,173	47,599,433
	37,391,143	57,964,483
Less: Reserve	(5,902,932)	(583,202)
	$31,488,211	$57,381,281

Included in the inventory reserve at June 30, 2020 is an impairment loss on automotive inventory of $5,353,657 for vehicles partially damaged at the Company's facilities in Nashville, Tennessee by the tornado on March 3, 2020. In addition, the Company recorded an impairment of $4,453,775 for the write-down of vehicles that were declared a total loss from the tornado. The total impairment on inventory related to the tornado was $11,738,413 and is recorded as part of cost of revenue on the statement of operations for the six-months ended June 30, 2020. See Note 13 – Loss Contingencies and Insurance Recoveries.

NOTE 4 – ACQUISITIONS

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of June 30, 2020, there have been no payments earned under the performance threshold. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition. The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of December 31, 2019:

Purchase price consideration:
Cash	$835,000

$1,536,000 convertible note	1,536,000
$500,000 promissory note	500,000
$257,933 Promissory note	257,933
Total purchase price consideration	$3,128,933

Estimated fair value of assets:
Accounts receivable	$3,177,660
Inventory	2,862,004
6,039,664

Estimated fair value of accounts payable and other	5,875,009

Excess of assets over liabilities	164,655

Goodwill	2,964,278

Total net assets acquired	$3,128,933

Supplemental pro forma unaudited information (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the Autosport Acquisition was made as of January 1, 2019 for the three-months and six-months ended June 30, 2019.

Pro-forma adjustments for the three-month and six-month periods ended June 30, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $17,722 and $18,351, respectively, and (ii) interest expense on convertible and promissory notes of $19,793 and $20,174, respectively.

	Three-Months Ended June 30, 2019	Six-Months Ended June 30, 2019
Unaudited
Pro forma revenue	$270,179,904	$499,676,272
Pro forma net loss	$(13,001,599)	$(21,314,928)
Loss per share - basic and fully diluted	$(11.69)	$(19.64)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	1,111,809	1,085,183

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Vehicles	$316,764	$158,327
Furniture and equipment	191,047	448,074
Technology development and software	9,477,361	8,863,247
Leasehold improvements	180,617	246,135
Total property and equipment	10,165,789	9,715,783
Less: accumulated depreciation and amortization	(4,192,129)	(3,288,109)
Total	$5,973,660	$6,427,674

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

At June 30, 2020, capitalized technology development costs were $9,269,350, which includes $2,900,000 of software acquired in the NextGen transaction and is included in Technology development and software in the table above. Total technology development costs incurred for the three-months and six-month periods ended June 30, 2020 were $554,551 and $1,465,761, respectively, of which $323,737 and $614,113, respectively, was capitalized and $230,814 and $851,648, respectively, was charged to expense in the accompanying condensed consolidated statements of operations. Depreciation expense for the three-month and six-month periods ended June 30, 2020 were $508,322 and $1,031,317, respectively, which included the amortization of capitalized technology development costs of $451,634 and $889,576, respectively. Total technology development costs incurred for the three-month and six-month periods ended June 30, 2019 were $1,578,320 and $2,950,863, respectively, of which $1,039,740 and $1,919,569, respectively, was capitalized and $538,580 and $1,031,293, respectively, was charged to expense in the accompanying condensed consolidated statements of operations. Depreciation expense for the three-month and six-month periods ended June 30, 2019 were $427,438 and $809,663, respectively, which included the amortization of capitalized technology development costs of $340,286 and $632,032, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill and other indefinite-lived asset as of December 31, 2019 and the six-months ended June 30, 2020. Due to the significant decline in the Company's stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed at March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company's impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. Management determined no triggering event occurred during the quarter ended June 30, 2020.

	June 30, 2020	December 31, 2019
Goodwill	$26,886,563	$26,886,563

Indefinite lived intangible asset	$45,515	$45,515

The $45,515 of indefinite lived intangible asset is included in other assets in the Company's condensed consolidated balance sheets.

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable	$4,464,282	$8,730,624
Operating lease liability-current portion	1,006,951	1,423,610
Accrued payroll	1,201,170	715,658
State and local taxes	661,920	912,062
Other accrued expenses	1,920,803	639,140
Total	$9,255,126	$12,421,094

NOTE 8 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Notes payable-NextGen dated February 8, 2017 and exchanged January 14, 2020. Interest payable semi-annually at 6.5% through February 9, 2019 and 10.0% quarterly through maturity, which is January 31, 2021.	$833,334	$1,333,334

Notes payable-private placement dated March 31, 2017 and exchanged January 14, 2020. Interest payable semi-annually at 6.5% through September 30, 2019 and 10.0% quarterly through maturity which is January 31, 2021.	669,175	667,000

Line of credit-floor plan-Ally dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Principal and interest are payable on demand.	-	8,419,897

Line of credit-floor plan-NextGear dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at June 30, 2020 was 4.25%. Principal and interest is payable on demand.	36,984,245	50,741,073

PPP Loans dated May 1, 2020. Interest is payable monthly at 1.0% through maturity which is April 30, 2022. Payments of principle and interest is deferred until October 30, 2020.	5,176,845	-

Less: Debt discount	-	(75,601)
Total notes payable and lines of credit	$43,663,599	61,085,703
Less: Current portion	$ 40,815,937	59,160,970

Long-term portion	$ 2,847,662	$1,924,733

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). Under the terms of the existing agreement, NextGear may provide up to $70,000,000 in floor plan financing. As of the date of this filing, based on on-going discussions with NextGear, at some future date advances under the NextGear Credit Line for Wholesale and Autosport will be limited to $55,000,000. Advances under the NextGear Credit Line require Wholesale to maintain at least $5,500,000 cash collateral in a reserve account in favor of NextGear, which amount is subject to change in NextGear's sole discretion. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the NextGear Credit Line for the three-month and six-month periods ended June 30, 2020 was $513,301 and $1,211,159, respectively. Interest expense on the line of credit-floor plan for the three-month and six-month periods ended June 30, 2019 was $824,308 and $1,510,891, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank ("Ally") and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility required that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility bore interest at a per annum rate designated from time to time by the Lender and were determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, were due and payable for each vehicle financed under the Credit Facility as and when such vehicle was sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility was due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender could, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility was secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment was guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2020 was $77,266. Interest expense on the Credit Facility for the three-month and six-month periods ended June 30, 2019 was $136,223 and $293,600, respectively. The Credit Facility ended in February 2020.

RumbleOn Finance Loan

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company ("RumbleOn Finance"), entered into a loan agreement providing for up to $1,500,000 in proceeds (the "RumbleOn Finance Facility") with CL Rider Finance, L.P. (the "CL Rider") as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. The RumbleOn Finance Facility is payable on demand by CL Rider. On July 16, 2020, the Company received net proceeds of $1,150,000.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the three-month and six-month periods ended June 30, 2019. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs. There was no interest expense on the Hercules loan for the three-month and six-month periods ended June 30, 2020. For the three-month and six-month periods ended June 30, 2019, interest expense on the Hercules loan was $274,975 and $758,466, respectively, and included $140,600 and $343,841, respectively, of debt issuance cost amortization.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon Consulting LLC ("Halcyon") in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the January 31, 2021 maturity date (the "NextGen Note"). Upon the occurrence of any event of default, the outstanding balance under the note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, the Company's wholly-owned subsidiary ("NextGen Pro"), pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the NextGen Note for the three-month and six-month periods ended June 30, 2020 were $22,387 and $45,119, respectively, as compared to $21,607 and $43,927, respectively, for the same periods of 2019. In connection with the Investor Note Exchange Agreement (described below), in January 2020, $500,000 of the NextGen Note was paid down and the NexGen Note was exchanged for a New Investor Note (as defined below).

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of a private placement commenced in 2016 (the "2016 Private Placement"). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was amortized to interest expense using an effective interest rate of 26.0%. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2020 was $16,684 and $108,576, respectively, and included $0 and $75,601, respectively, of debt discount amortization as compared to interest expense of $77,008 and $150,336, respectively, which included $62,874 and $122,222, respectively, of debt discount amortization for the same periods of 2019. In connection with the Investor Note Exchange Agreement (described below) the Private Placement Notes were exchanged for New Investor Notes (as defined below).

Exchange of Notes Payable

Certain of the Company's investors extended the maturity of outstanding promissory notes, and exchanged such notes for new notes (the "New Investor Notes"), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the "Investor Note Exchange Agreement"), by and between the Company and each investor thereto (the "Investors"), including Halcyon, an entity affiliated with Kartik Kakarala, a former director of the Company, such New Investor Note for an aggregate principal amount of $833,333 (after taking account of a $500,000 pay down of the NextGen Note), Blue Flame Capital, LLC ("Blue Flame"), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1,500,000, will mature on January 31, 2021, and will be convertible at any time at the Investor's option at a price of $60.00 per share. Interest under the New Investor Notes accrue on the outstanding and unpaid principal amount at the rate of 10.0% per annum and shall be paid quarterly in arrears on the last day of each of the Company's fiscal quarters beginning on March 30, 2020, and, if applicable, on the January 31, 2021 maturity date.

PPP Loans

On May 1, 2020, the Company, and its wholly-owned subsidiaries Wholesale and Wholesale Express (together, the "Subsidiaries," and with the Company, the "Borrowers"), each entered into loan agreements and related promissory notes (the "SBA Loan Documents") to receive U.S. Small Business Administration Loans (the "SBA Loans") pursuant to the Paycheck Protection Program (the "PPP") established under the CARES Act, in the aggregate amount of $5,176,845 (the "Loan Proceeds"). The Borrowers received the Loan Proceeds on May 1, 2020. Under the SBA Loan Documents, the SBA Loans have current terms of two years with maturity dates of April 30, 2022 and an annual interest rate of 1.0%. Payments of principle and interest on the PPP Loans will be deferred for the first six months of the term of the PPP Loans until October 30, 2020. Principle and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, "Qualifying Expenses"), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. The Company has been using the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. Interest expense on the PPP Note for the three-month and six-month periods ended June 30, 2020 was $7,708.

NOTE 9 – CONVERTIBLE NOTES

As of June 30, 2020, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	(12,716,699)	$26,033,301
Convertible notes-Autosport:
$1,536,000 unsecured note	1,133,061	(211,717)	921,344
$500,000 unsecured note	378,000	-	378,000
	40,261,061	(12,928,416)	27,332,645
Less: Current portion	(1,146,000)	146,939	(999,061)
Long-term portion	$39,115,061	$(12,781,477)	$26,333,584

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

In connection with the 2019 Note Offering, the Company entered into a registration rights agreement with JMP Securities, pursuant to which the Company agreed to file with the SEC a resale shelf registration statement providing for the resale of the Old Notes and the shares of Class B Common Stock issuable upon conversion of the Old Notes. This resale registration statement was filed on August 22, 2019 and declared effective on August 30, 2019.

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

In connection with the 2020 Note Offering, on January 14, 2020, the Company entered into a registration rights agreement with the Note Investors, pursuant to which the Company has agreed to file with the SEC a shelf registration statement registering the sale, on a continuous or delayed basis, of all of the New Notes and to use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act no later than May 29, 2020 (which date was adjusted for certain intervening events, including the COVID-19 pandemic). The registration statement was filed on June 19, 2020 and declared effective on June 30, 2020. In connection with the filing of the registration statement, the Company deregistered the Old Notes previously registered for resale.

As of June 30, 2020, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 "Debt – Debt with Conversion and Other Option" (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188,164 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any all unamortized debt issuance costs. The remaining consideration of $2,593,163 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder's equity.

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes which included $59,571 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $59,571 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders' equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $20,673 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The value of the derivative liability increased to $137,488 as of March 31, 2020. The derivative liability is remeasured at each reporting date with a decrease in value of $137,488 being recorded in other income for the three-months ended June 30, 2020. The value of the derivative liability as of June 30, 2020 was $0.

The interest expense recognized with respect to the Convertible Senior Notes was as follows:

Six-Months Ended June 30, 2020
Contractual interest expense	$1,258,359
Amortization of debt discounts	888,136
Total	$2,146,495

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued (i) the Promissory Note and (ii) the Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to the Second Convertible Note.

The $500,000 Promissory Note has a term of fifteen months and will accrue interest at a simple rate of 5.0% per annum. Interest under the Promissory Note is payable upon maturity. In June 2020, principal payments of $122,000 were made and the promissory note maturity date was extended to October 1, 2020 and the remaining principal balance of $378,000 will be repaid in four equal principal plus interest payments beginning July 1, 2020 through maturity. Any interest and principal due under the Promissory Note is convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The number of shares of the Company's Class B Common Stock issuable pursuant to the Promissory Note is indeterminate at this time.

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

The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The note was repaid in full during the six-months ended June 30, 2020.

For the three and six months ended June 30, 2020, interest expense on convertible notes was $42,300 and $93,860, respectively, and included $13,740 and $33,433, respectively, of debt discount amortization.

NOTE 10 – EQUITY-BASED COMPENSATION

Share-Based Compensation

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for the Company's employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). To date, the vesting of RSU and Option awards for most employees is service/time based. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period with the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. In 2019 the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards; these awards were terminated effective as of December 31, 2019 and the entire expense for the fair-value of the market based awards was recognized in 2019. The Company estimates the fair value of awards granted under the Plan on the date of grant. Stock-based compensation expense is recognized as an expense on a straight-line basis over the vesting periods described above and is recognized in Selling, General and Administrative expense. A summary of equity-based compensation expense recognized during the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2020	2019	2020	2019
Restricted Stock Units	$701,098	$956,991	$1,532,177	$1,646,112

Options	15,291	-	30,582	-

Total stock-based compensation	$716,389	$956,991	$1,562,759	$1,646,112

As of June 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $2,972,595, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

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

2020 Public Offering

On January 14, 2020, pursuant to an underwritten public offering, the Company issued 900,000 shares of Class B Common Stock at a public price of $11.40 per share (the "2020 Public Offering"). On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company issued an additional 135,000 shares of Class B Common Stock and closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, net proceeds from the 2020 Public Offering, after deducting the 8.0% underwriter's commission and $75,000 for underwriter expenses, were $10,780,080. Certain of the Company's officers and directors participated in the 2020 Public Offering.

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

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. There were 7,152 fractional shares issued as a result of rounding up to the nearest whole share in connection with the Reverse Stock Split. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. The Company has retrospectively adjusted the per share and share amounts included in this Quarterly Report on Form 10-Q for the Reverse Stock Split.

NOTE 12 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2020	2019	2020	2019
Compensation and related costs	$5,146,791	$9,163,530	$13,326,891	$16,217,793
Advertising and marketing	541,922	5,960,110	3,490,077	11,451,682
Professional fees	1,075,831	639,773	1,918,534	1,290,217
Technology development	235,014	538,580	857,159	1,031,293
General and administrative	4,174,730	8,705,572	9,638,053	15,456,596
	$11,174,288	$25,007,565	$29,230,714	$45,447,581

NOTE 13 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (i) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (ii) building and personal property loss, primarily impacting the Company's leased facilities, currently assessed by the insurance carrier at $3,801,203; and (iii) loss of business income, for which the Company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss however, the insurer has advanced $5,615,268 against the final settlement of the inventory claim. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado, the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or net realizable value and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss in the current period. For the six-months ended June 30, 2020, the Company has recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 of value for vehicles that were partially damaged and require repair. The impairment loss is reported in cost of revenue in the June 30, 2020 condensed consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of income from continuing operations for the six-month period ended June 30, 2020 and is included in accounts receivable at June 30, 2020 in the Company's condensed consolidated financial statements.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six-months ended June 30, 2020 and 2019:

	Six-Months Ended June 30,
	2020	2019
Cash paid for interest	$1,818,671	$2,112,323

Convertible notes payable issued in acquisition	$-	$2,293,933

The following table provides a reconciliation of cash and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying condensed consolidated statements of cash flows as of June 30:

	June 30,
	2020	2019
Cash and cash equivalents	$3,061,091	$49,660
Restricted cash (1)	5,533,832	6,676,622
Total cash, cash equivalents, and restricted cash	$8,594,923	$6,726,282
_________________________
(1)
Amounts included in restricted cash represent the deposits required under the Company's lines of credit.

NOTE 15 – INCOME TAXES

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company. No current provision for Federal income taxes was recorded for the three-month and six-month periods ended June 30, 2020 and 2019 due to the Company's operating losses. The Company has provided a valuation allowance on the net deferred tax assets. In assessing the recovery of the net deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 16 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 94,466 of RSUs, 2,156 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company's acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converted to Class B Common Stock 21 days after the mailing of the definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company. The conversion of the Series B Preferred to Class B Common was effected on March 4, 2019. The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Preferred and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred for the three and six-month periods ended June 30, 2020 were 50,000, 2,214,241,0 and 50,000, 2,130,332, and 0, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of June 30, 2020, the Company had promissory notes of $371,764 and accrued interest of $1,426 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. Interest expense on the promissory notes due to Blue Flame, for the three-month and six-month periods ended June 30, 2020 was $9,269 and $51,052, respectively, and included $0 and $42,001, respectively, of debt discount amortization as compared to interest expense of $42,783 and $83,520, respectively, which included debt discount amortization of $34,930 and $67,901, respectively, for the same periods of 2019. The interest was charged to interest expense in the condensed consolidated statements of operations.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three and six-months periods ended June 30, 2020 was $336,874 and $863,919, respectively. Total operating lease expenses for the three and six-months periods ended June 30, 2019 was $371,941 and $609,197, respectively. The current portion of the Company's operating lease liabilities as of June 30, 2020 is $1,006,951 and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion of the Company's operating lease liabilities as of June 30, 2020 is $3,641,758 and is included in other liabilities in the accompanying condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

June 30, 2020
Weighted-average remaining lease term	3.6 Years
Weighted-average discount rate	7.0%

Supplemental cash flow information related to operating leases for the six-months ended June 30, 2020 was as follows:

June 30, 2020
Cash payments for operating leases	$798,985

The following table summarizes the future minimum payments for operating leases at June 30, 2020 due in each year ending December 31,

2020	$653,560
2021	1,134,025
2022	1,088,215
2023	472,108
2024	310,200
Thereafter	568,700
Total lease payments	4,226,808
Less imputed interest	(578,099)
Present value of lease liabilities	$3,648,709

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2020 and December 31, 2019, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

	Powersports	Automotive	Other	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three Months Ended June 30, 2020
Total assets	$42,129,514	$64,873,563	$1,907,282	$10,295,397	$(26,704,369)	$92,501,387
Revenue	$8,199,396	$68,294,841	$183,556	$8,251,605	$(588,105)	$84,341,293
Operating income (loss)	$(4,313,011)	$6,058,005	$(80,314)	$724,712	$-	$2,389,392
Depreciation and amortization	$481,675	$24,796	$-	$1,851	$-	$508,322
Interest expense	$(998,106)	$(484,302)	$-	$-	$-	$(1,482,408)
Loss in derivative liability	$137,488	$-	$-	$-	$-	$137,488
Gain on early extinguishment of debt	$-	$-	$-	$-	$-	$-

Three Months Ended June 30, 2019
Total assets	$60,785,871	$99,158,385	$-	$6,782,885	$(27,778,983)	$138,948,158
Revenue	$30,305,687	$233,856,329	$-	$8,829,632	$(2,811,744)	$270,179,904
Operating income (loss)	$(9,249,450)	$(1,000,739)	$-	$432,698	$-	$(9,817,491)
Depreciation and amortization	$366,587	$59,000	$-	$1,851	$-	$427,438
Interest expense	$(989,318)	$(885,392)	$-	$(148)	$-	$(1,874,858)

Six Months Ended June 30, 2020
Total assets	$42,129,514	$64,873,563	$1,907,282	$10,295,397	$(26,704,369)	$92,501,387
Revenue	$31,338,476	$181,927,108	$473,879	$17,241,786	$(2,490,695)	$228,490,554
Operating income (loss)	$(11,506,328)	$(7,068,095)	$(310,913)	$1,381,795	$-	$(17,503,541)
Depreciation and amortization	$944,211	$83,403	$-	$3,703	$-	$1,031,317
Interest expense	$(2,574,895)	$(1,123,975)	$-	$(296)	$-	$(3,699,166)
Loss in derivative liability	$20,673	$-	$-	$-	$-	$20,673
Gain on early extinguishment of debt	$188,164	$-	$-	$-	$-	$188,164

Six Months Ended June 30, 2019
Total assets	$60,785,871	$99,158,385	$-	$6,782,885	$(27,778,983)	$138,948,158
Revenue	$76,506,992	$405,491,371	$-	$17,005,642	$(5,646,342)	$493,357,663
Operating income (loss)	$(17,184,137)	$(443,614)	$-	$979,088	$-	$(16,648,663)
Depreciation and amortization	$687,961	$117,999	$-	$3,703	$-	$809,663
Interest expense	$(1,712,857)	$(1,606,986)	$-	$(148)	$-	$(3,319,991)
_________________________
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

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references in this report to "RumbleOn," the "Company," "we," "us," and "our" refer to RumbleOn and its consolidated subsidiaries. The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Overview

We are a technology driven, motor vehicle dealer and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2019 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Since our acquisition of Wholesale, Inc. ("Wholesale") in October 2018, we have significantly increased our sales of cars and light trucks ("automotive"). Of the 11,114 vehicles we sold during the six-months ended June 30, 2020, 66.9% were automotive and 33.1% were powersports vehicles. For the six-months ended June 30, 2019, we sold 26,031 vehicles of which 72.0% were automotive and 28.0% were powersports vehicles.

COVID-19 Update

COVID-19 is having an impact on businesses nationwide, with local governments, businesses, and consumers increasingly limiting commercial activity and capital markets experiencing instability. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting our business and the powersport, automotive and transportation industries as a whole. We have positioned our business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. To this end, we have temporarily reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. We significantly reduced our staff during the first quarter of 2020, we have applied and received PPP loan funds of $5,176,845, and adjusted purchasing levels to align with demand and market conditions, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our 100% online business model allows us to quickly respond to market demand or changes in the businesses we operate as the COVID-19 pandemic continues.

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

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company's assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience, management's experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, including as a result of the COVID-19 pandemic, which could have a material impact on the carrying values of the Company's assets and liabilities and the results of operations. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the COVID-19 pandemic.

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

Outlook

In addition to the general business pressures resulting from the shelter-in-place orders and broader economic uncertainty, our business was further impacted from a tornado that struck Nashville on March 3, 2020. Business in January and February was strong, but the combination of these events reduced our March revenue by 51.7% as compared to February of this year. We experienced what we believe was the bottom of the downturn in mid-April, with the largest unit sales decline and our lowest level of inventory acquisition during the quarter. By the end of April conditions began improving slowly and ramping quicker as the quarter progressed. Total unit sales for the months of April, May and June were down 66%, 58% and 49%, respectively from January levels. The velocity of the rebound in May and June was higher than expected and with the return of demand, our acquisition of inventory accelerated. In May, unit sales increased more than 22% from April's lows, and we experienced a 47% increase in month-over-month unit sales in June as compared to April. Though we are still significantly below the monthly unit volumes experienced in January and February, our results for the months of June and July show our highest gross margin on units sold in our history and significant operating income improvement from prior periods. We don't believe the June and July levels of gross margin will continue over the long term, and we expect vehicle margins will stabilize as demand levels. Nevertheless, we expect the new normal to be an impressive improvement in gross profit per unit going forward reflecting the progress we are making on our objective of a more disciplined approach to sales volume as we take prescriptive steps to achieve our goal of accelerating profitability.

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

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss, however, the insurer has advanced $5,865,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

Acquisition of Autosport

On February 3, 2019 (the "Autosport Acquisition Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. The results of operations of Autosport are included in the Company's Condensed Consolidated financial statements for the six-months ended June 30, 2019. For additional information, see Note 4 – "Acquisitions" in the accompanying Notes to the Condensed Consolidated Financial Statements.

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

	For the Three-months Ended June 30, 2020				For the Three-months Ended June 30, 2019
	Revenue	Revenue %	Gross Profit	GP %	Revenue	Revenue %	Gross Profit	GP %
Segment
Powersports	$8,199,396	9.7%	$670,586	8.2%	$30,305,687	11.2%	$4,168,228	13.8%
Automotive	68,294,841	81.0%	5,801,826	8.5%	233,856,329	86.6%	9,860,070	4.2%
Transportation	7,663,500	9.1%	1,800,766	23.5%	6,017,888	2.2%	1,589,214	26.4%
Other	183,556	0.2%	183,556	100.0%	-	-	-	-
	$84,341,293	100.0%	$8,456,734	10.0%	$270,179,904	100.0%	$15,617,512	5.8%

	For the Six-months Ended June 30, 2020				For the Six-months Ended June 30, 2019
	Revenue	Revenue %	Gross Profit	GP %	Revenue	Revenue %	Gross Profit	GP %
Segment
Powersports	$31,338,476	13.7%	$3,253,029	10.4%	$57,234,846	11.6%	$7,147,831	12.5%
Automotive	181,927,108	79.6%	11,354,428	6.2%	424,763,517	86.1%	19,272,146	4.5%
Transportation	14,751,091	6.5%	3,800,299	25.8%	11,359,300	2.3%	3,188,604	28.1%
Other	473,879	0.2%	473,879	100.0%	-	-	-	-
	228,490,554	100.0%	18,881,635	8.3%	493,357,663	100.0%	29,608,581	6.0%
Impairment loss (1)	-	-	(11,738,413)	(5.2)%	-	-	-	-
	$228,490,554	100.0%	$7,143,222	3.1%	$493,357,663	100.0%	$29,608,581	6.0%
_________________________
(1)
Impairment Loss resulting from the Nashville Tornado.

Seasonality

Absent the impact of COVID-19, the volume of vehicles sold or transported will generally fluctuate from quarter-to-quarter. This seasonality is caused by several factors including weather, the timing of pre-owned vehicles available for sale from selling consumers, the availability and quality of vehicles, holidays, and the seasonality of the retail market for pre-owned vehicles. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. The fourth calendar quarter typically experiences lower used vehicle auction accessibility as well as additional costs associated with the holidays and winter weather.

Investment in Growth

As a result of the COVID-19 pandemic we have temporarily reduced discretionary growth expenditures, however, as the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020, we will take a measured approach to resuming investment in inventory, marketing, technology and infrastructure to support the growth of the business. These anticipated investments may increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, including the impact of COVID-19, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity

We have incurred losses and negative cash flow from operations since inception through June 30, 2020 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 — Convertible Notes, and Note 11 — Stockholder Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line (as defined below), proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, insurance recoveries and through rationalizing costs and expenses, including a workforce reduction. Although we have experienced a decrease in revenue as a result of the impact of the COVID-19 pandemic, as of August 13, 2020, the Company has approximately $11,100,000 of cash of which $5,500,000 is restricted, approximately $31,000,000 of remaining availability under the NextGear Credit Line. The Company expects to receive recovery of its insured losses, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when such amounts, if any, will be recovered.

The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting the Company's business and the powersport, automotive and transportation industries as a whole. The Company has positioned its business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. The Company believes its online business model allows it to quickly respond to market demand or changes in the businesses it operates as the COVID-19 pandemic continues.

The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Although the Company believes that it will be able to generate sufficient liquidity from the measures described above, its current circumstances including uncertainties due to COVID-19 pandemic raise substantial doubt about the Company's ability to operate as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Powersports:	2020	2019	2020	2019
Vehicles sold	859	3,982	3,676	7,280
Average days to sale	70	28	52	32
Total vehicle revenue	$8,199,396	$30,305,687	$31,338,476	$57,234,846
Gross Profit	$670,586	$4,168,228	$3,596,849	$7,147,831

	Three Months Ended June 30,		Six Months Ended June 30,
Automotive(1) :	2020	2019	2020	2019
Vehicles sold	2,835	9,946	7,438	18,751
Average days to sale	65	18	44	22
Total vehicle revenue	$68,294,841	$233,856,329	$181,927,108	$424,763,517
Gross Profit	$5,801,826	$9,860,070	$12,150,793	$19,272,146
_________________________
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

Revenue

Revenue is primarily comprised of pre-owned vehicle sales. We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory. Subject to the impact of COVID-19 on our results, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers and dealers who may wish to trade-in or to sell us their vehicle independent of a retail or wholesale sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

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

Key Operations Metrics – Powersports

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Key Operation Metrics:
Vehicles sold	859	3,982	3,676	7,280

Total Powersports Revenue	$8,199,396	$30,305,687	$31,338,476	$57,234,846
Gross Profit	$670,586	$4,168,228	$3,596,849	$7,147,831
Gross Profit per vehicle	$781	$1,047	$978	$982
Gross Margin	8.2%	13.8%	11.5%	12.5%
Average selling price	$9,545	$7,611	$8,525	$7,862

Consumer:
Vehicles sold	145	298	425	581

Total Consumer Revenue	$1,458,767	$2,778,099	$4,115,647	$4,925,121
Gross Profit	$213,407	$751,338	$859,819	$1,223,375
Gross Profit per vehicle	$1,472	$2,521	$2,023	$2,106
Gross Margin	14.6%	27.0%	20.9%	24.8%
Average selling price	$10,060	$9,322	$9,684	$8,477

Dealer:
Vehicles sold	714	3,684	3,251	6,699

Total Dealer Revenue	$6,740,629	$27,527,588	$27,222,829	$52,309,725
Gross Profit	$457,179	$3,416,890	$2,737,030	$5,924,456
Gross Profit per vehicle	$640	927	$842	$884
Gross Margin	6.8%	12.4%	10.1%	11.3%
Average selling price	$9,441	$7,472	$8,374	$7,809

Key Operations Metrics – Automotive(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019(2)
Key Operation Metrics:
Vehicles sold	2,835	9,946	7,438	18,751

Total Automotive Revenue	$68,294,841	$233,856,329	$181,927,108	$424,763,517
Gross Profit	$5,801,826	$9,860,070	$12,150,793	$19,272,146
Gross Profit per vehicle	$2,046	$991	$1,634	$1,028
Gross Margin	8.5%	4.2%	6.7%	4.5%
Average selling price	$24,090	$23,513	$24,459	$22,653

Consumer:
Vehicles sold	297	649	943	1,512

Total Consumer Revenue	$8,477,654	$17,987,229	$26,062,391	$39,552,353
Gross Profit	$1,138,835	$2,343,625	$3,247,556	$4,587,195
Gross Profit per vehicle	$3,834	$3,611	$3,444	$3,034
Gross Margin	13.4%	13.0%	12.5%	11.6%
Average selling price	$28,544	$27,715	$27,638	$26,159

Dealer:
Vehicles sold	2,538	9,297	6,495	17,239

Total Dealer Revenue	$59,817,187	$215,869,100	$155,864,717	$385,211,164
Gross Profit	$4,662,991	$7,516,445	$8,903,237	$14,684,951
Gross Profit per vehicle	$1,837	808	$1,371	$852
Gross Margin	7.8%	3.5%	5.7%	3.8%
Average selling price	$23,569	$23,219	$23,998	$22,345
_______________________
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$8,251,605	$8,829,632	$17,241,786	$17,005,642

Vehicles Delivered	19,191	21,536	40,076	42,007

Gross Profit	$1,800,766	$1,589,214	$3,800,299	$3,188,604

Gross Profit Per Vehicle Delivered	$94	$74	$95	$76

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

RESULTS OF OPERATIONS

The following tables provide our results of operations for the three-months ended June 30, 2020 and 2019 for powersports, automotive and vehicle logistics and transportation services segments, including key financial information relating to these segments. Our powersports and automotive segments consists of the distribution of powersports and automotive vehicles and our vehicle logistics and transportation services segment provides nationwide automotive transportation services primarily between dealerships and auctions. Each of these segments are further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months ended June 30,		For the Six-Months endedJune 30,
	2020	2019	2020	2019
Revenue:
Pre-owned Vehicle Sales:
Powersports	$8,199,396	$30,305,687	$31,338,476	$57,234,846
Automotive (1)	68,294,841	233,856,329	181,927,108	424,763,517
Total revenue from vehicle sales	76,494,237	264,162,016	213,265,584	481,998,363
Transportation	7,663,500	6,017,888	14,751,091	11,359,300
Other	183,556	-	473,879	-
Total Revenue	84,341,293	270,179,904	228,490,554	493,357,663

Cost of Revenue:
Powersports	7,528,810	26,137,459	28,085,447	50,087,015
Automotive (1)	62,493,015	223,996,259	170,572,680	405,491,371
Transportation	5,862,734	4,428,674	10,950,792	8,170,696
Total cost of revenue before impairment loss	75,884,559	254,562,392	209,608,919	463,749,082
Impairment Loss on automotive inventory	-	-	11,738,413	-
Total Cost of Revenue	75,884,559	254,562,392	221,347,332	463,749,082

Gross Profit	8,456,734	15,617,512	7,143,222	29,608,581

Selling, General and Administrative	11,174,288	25,007,565	29,230,714	45,447,581

Insurance recovery	(5,615,268)	-	(5,615,268)	-

Depreciation and Amortization	508,322	427,438	1,031,317	809,663

Operating income (loss)	2,389,392	(9,817,491)	(17,503,541)	(16,648,663)

Interest expense	(1,482,408)	(1,874,858)	(3,699,166)	(3,319,991)
Decrease in derivative liability	137,488	190,000	20,673	190,000
Loss on early extinguishment of debt	-	(1,499,250)	188,164	(1,499,250)

Net income (loss) before provision for income taxes	1,044,472	(13,001,599)	(20,993,870)	(21,277,904)

Benefit for income taxes	-	-	-	-

Net income (loss)	$1,044,472	$(13,001,599)	$(20,993,870)	$(21,277,904)
_______________________
(1)
Inclusive only from the Autosport Acquisition Date.

The following table provides our results of operations for the three and six-months ended June 30, 2020 and 2019, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months ended June 30, 2020
	Powersports	Automotive(1)	Vehicle Logistics and Transportation Services	Other	Elimination	Total	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$8,199,396	$-	$-	$-	$-	$8,199,396	$30,305,687
Automotive	-	68,294,841	-	-	-	68,294,841	233,856,329
Transportation and vehicle logistics	-	-	8,251,605	-	(588,105)	7,663,500	6,017,888
Other	-	-	-	183,556	-	183,556	-
Total revenue	8,199,396	68,294,841	8,251,605	183,556	(588,105)	84,341,293	270,179,904

Cost of revenue:
Powersports	7,528,810	-	-	-	-	7,528,810	26,137,459
Automotive	-	62,493,015	-	-	-	62,493,015	223,996,259
Transportation	-	-	6,450,839	-	(588,105)	5,862,734	4,428,674
Total cost of revenue	7,528,810	62,493,015	6,450,839	-	(588,105)	75,884,559	254,562,392

Gross profit	$670,586	$5,801,826	$1,800,766	$183,556	$-	$8,456,734	$15,617,512
_______________________
(1)
Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.

	For the Six-Months ended June 30, 2020
	Powersports	Automotive(3)	Vehicle Logistics and Transportation Services	Other	Elimination(2)	Total	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$31,338,476	$-	$-	$-	$-	$31,338,476	$57,234,846
Automotive	-	181,927,108	-	-	-	181,927,108	424,763,517
Transportation and vehicle logistics	-	-	17,241,786	-	(2,490,695)	14,751,091	11,359,300
Other	-	-	-	473,879	-	473,879	-
Total revenue	31,338,476	181,927,108	17,241,786	473,879	(2,490,695)	228,490,554	493,357,663

Cost of revenue:
Powersports	28,085,447	-	-	-	-	28,085,447	50,087,015
Automotive	-	170,572,680	-	-	-	170,572,680	405,491,371
Transportation	-	-	13,441,487	-	(2,490,695)	10,950,792	8,170,696
Cost of revenue before impairment loss	28,085,447	170,572,680	13,441,487	-	(2,490,695)	209,608,919	463,749,082
Impairment loss	-	11,738,413	-	-	-	11,738,413	-
Total cost of revenue	28,085,447	182,311,093	13,441,487	-	(2,490,695)	221,347,332	463,749,082

Gross profit (loss)	$3,253,029	$(383,985)	$3,800,299	$473,879	$-	$7,143,222	$29,608,581
_______________________
(1)
Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.
(2)
Inclusive only from the Autosport Acquisition Date.

Powersports

The following table provides the results of operations for the three-month and six-month periods ended June 30, 2020 and 2019 for our powersports business segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2020	2019	2020	2019
Powersports

Vehicle revenue:
Consumer	$1,458,767	$2,778,099	$4,115,647	$4,925,121
Dealer	6,740,629	27,527,588	27,222,829	52,309,725
Total vehicle revenue	$8,199,396	$30,305,687	$31,338,476	$57,234,846

Vehicle gross profit:
Consumer	$213,407	$751,338	$514,125	$1,223,375
Dealer	457,179	3,416,890	2,738,904	5,924,456
Total vehicle gross profit	$670,586	$4,168,228	$3,253,029	$7,147,831

Vehicles sold:
Consumer	145	298	425	581
Dealer	714	3,684	3,251	6,699
Total vehicles sold	859	3,982	3,676	7,280

Gross profit per vehicle:
Consumer	$1,472	$2,521	$1,210	$2,106
Dealer	$640	$927	$842	$884
Total	$781	$1,047	$885	$982

Gross margin per vehicle:
Consumer	14.6%	27.0%	12.5%	24.8%
Dealer	6.8%	12.4%	10.1%	11.3%
Total	8.2%	13.8%	10.4%	12.5%

Average vehicle selling price:
Consumer	$10,060	$9,322	$9,684	$8,477
Dealer	$9,441	$7,472	$8,374	$7,809
Total	$9,545	$7,611	$8,525	$7,862

Powersports Vehicle Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Total powersports vehicle revenue decreased by $22,106,291 to $8,199,396 for the three-months ended June 30, 2020 compared to $30,305,687 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 859 for the three-months ended June 30, 2020 compared to 3,982 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,545 for the three-months ended June 30, 2020 from $7,611 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended June 30, 2020 resulted from: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; and (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total powersports vehicle revenue from the sale to consumers decreased by $1,319,332 to $1,458,767 for the three-months ended June 30, 2020 compared to $2,778,099 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 145 for the three-months ended June 30, 2020 compared to 298 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $10,060 for the three-months ended June 30, 2020 from $9,322 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended June 30, 2020 resulted from: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; and (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total powersports vehicle revenue from the sale to dealers decreased by $20,786,959 to $6,740,629 for the three-months ended June 30, 2020 compared to $27,527,588 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 714 for the three-months ended June 30, 2020 compared to 3,684 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,441 for the three-months ended June 30, 2020 from $7,472 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended June 30, 2020 resulted from: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; and (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Six-Months Ended June 30, 2020 Versus 2019.

Total powersports vehicle revenue decreased by $25,896,370 to $31,338,476 for the six-months ended June 30, 2020 compared to $57,234,846 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 3,676 for the three-months ended June 30, 2020 compared to 7,280 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,525 for the three-months ended June 30, 2020 from $7,862 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total powersports vehicle revenue from the sale to consumers decreased by $809,474 to $4,115,647 for the six-months ended June 30, 2020 compared to $4,925,121 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 425 for the three-months ended June 30, 2020 compared to 581 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,684 for the three-months ended June 30, 2020 from $8,477 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total powersports vehicle revenue from the sale to dealers decreased by $25,086,896 to $27,222,829 for the six-months ended June 30, 2020 compared to $52,309,725 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 3,251 for the three-months ended June 30, 2020 compared to 6,699 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,374 for the three-months ended June 30, 2020 from $7,809 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of powersport vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Powersports Cost of Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Powersport cost of vehicle revenue decreased by $18,608,649 to $7,528,810 for the three-month period ended June 30, 2020 as compared to the same period in 2019. For the three-month period ended June 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $7,014,907 from the sale of 859 pre-owned vehicles at an average acquisition cost of $8,166; and (ii) aggregate reconditioning and transportation costs of $513,903. For the three-month period ended June 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $25,107,231 from the sale of 3,982 pre-owned vehicles at an average acquisition cost of $6,305; and (ii) aggregate reconditioning and transportation costs of $1,030,228. The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from sale to consumers decreased by $781,401 to $1,245,360 for the three-month period ended June 30, 2020 as compared to the same period in 2019. For the three-month period ended June 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $1,092,038 from the sale of 145 pre-owned vehicles at an average acquisition cost of $7,531; and (ii) aggregate reconditioning and transportation costs of $153,322. For the three-month period ended June 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $1,915,059 from the sale of 298 pre-owned vehicles at an average acquisition cost of $6,426; and (ii) aggregate reconditioning and transportation costs of $111,701. The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID 19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from sale to dealers decreased by $17,827,248 to $6,283,450 for the three-month period ended June 30, 2020 as compared to the same period in 2019 consisted of: (i) the acquisition cost of vehicles sold to dealers of $5,922,869 from the sale of 714 pre-owned vehicles at an average acquisition cost of $8,295; and (ii) aggregate reconditioning and transportation costs of $360,581. For the three-month period ended June 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $23,192,173 from the sale of 3,684 pre-owned vehicles at an average acquisition cost of $6,295; and (ii) aggregate reconditioning and transportation costs of $918,525 The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID 19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Six-Months Ended June 30, 2020 Versus 2019.

Powersport cost of vehicle revenue decreased by $22,001,568 to $28,085,447 for the six-month period ended June 30, 2020 as compared to the same period in 2019 and consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $26,256,776 from the sale of 3,676 pre-owned vehicles at an average acquisition cost of $7,143; and (ii) aggregate reconditioning and transportation costs of $1,484,851; and (iii) other cost of sales of $343,820 not attributed to a specific vehicle sold during the six-months ended June 30, 2020. For the six-month period ended June 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $48,208,634 from the sale of 7,280 pre-owned vehicles at an average acquisition cost of $6,622; and (ii) aggregate reconditioning and transportation costs of $1,878,381. The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from the sale to consumers decreased by $445,918 to $3,255,828 for the six-month period ended June 30, 2020 as compared to the same period in 2019 and consisted of: (i) the acquisition cost of vehicles sold to consumers of $2,965,115 from the sale of 425 pre-owned vehicles at an average acquisition cost of $6,977; and (ii) aggregate reconditioning and transportation costs of $290,712. For the six-month period ended June 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $3,438,730 from the sale of 581 pre-owned vehicles at an average acquisition cost of $5,919; and (ii) aggregate reconditioning and transportation costs of $263,016. The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from the sale to dealers decreased by $21,899,470 to $24,485,799 for the six-month period ended June 30, 2020 as compared to the same period in 2019 and consisted of: (i) the acquisition cost of vehicles sold to dealers of $23,291,660 from the sale of 3,251 pre-owned vehicles at an average acquisition cost of $7,164; and (ii) aggregate reconditioning and transportation costs of $1,194,139. For the six-month period ended June 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $44,769,904 from the sale of 6,699 pre-owned vehicles at an average acquisition cost of $6,683; and (ii) aggregate reconditioning and transportation costs of $1,615,365. The decrease in cost of revenue for the three-month period ended June 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in purchases and sales of powersports vehicles; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersports Gross Profit

Three-Months Ended June 30, 2020 Versus 2019.

Powersport vehicle gross profit decreased by $3,497,642 to $670,586 for the three-month period ended June 30, 2020 compared to $4,168,228 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold and a decrease in gross profit per unit sold to $781 or a gross margin of 8.2% compared to $1,047, or a gross margin of 13.8% for the same period in 2019. The decrease in: (i) gross profit; (ii) gross profit per unit; and (iii) gross margin per unit for the three months ended June 30, 2020 as compared to the same period of 2019 was a result of the negative impact of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity.

Six-Months Ended June 30, 2020 Versus 2019.

Powersport vehicle gross profit decreased by $3,894,802 to $3,253,029 for the six-month period ended June 30, 2020 compared to $7,147,831 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold and a decrease in gross profit per unit sold to $885 or a gross margin of 10.4% compared to $982, or a gross margin of 12.5% for the same period in 2019. The decrease in: (i) gross profit; (ii) gross profit per unit; and (iii) gross margin per unit for the three months ended June 30, 2020 as compared to the same period of 2019 was a result of the negative impact of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity.

Automotive

The following table provides the results of operations for the three-month and six-month periods ended June 30, 2020 and 2019 for the automotive segment, including key financial information relating to the automotive business. We entered the automotive distribution business in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2020	2019	2020	2019(1)
Automotive

Vehicle revenue:
Consumer	$8,477,654	$17,987,229	$26,062,391	$39,552,353
Dealer	59,817,187	215,869,100	155,864,717	385,211,164
Total vehicle revenue	$68,294,841	$233,856,329	$181,927,108	$424,763,517

Vehicle Gross Profit(2):
Consumer	$1,138,835	$2,343,625	$2,409,471	$4,587,195
Dealer	4,662,991	7,516,445	8,944,957	14,684,951
Total vehicle gross profit	$5,801,826	$9,860,070	$11,354,428	$19,272,146

Vehicles sold:
Consumer	297	649	943	1,512
Dealer	2,538	9,297	6,495	17,239
Total vehicles sold	2,835	9,946	7,438	18,751

Gross profit per vehicle:
Consumer	$3,834	$3,611	$2,555	$3,034
Dealer	$1,837	$808	$1,377	$852
Total	$2,046	$991	$1,527	$1,028

Gross margin per vehicle:
Consumer	13.4%	13.0%	9.2%	11.6%
Dealer	7.8%	3.5%	5.7%	3.8%
Total	8.5%	4.2%	6.2%	4.5%

Average vehicle selling price:
Consumer	$28,544	$27,715	$27,638	$26,159
Dealer	$23,569	$23,219	$23,998	$22,345
Total	$24,090	$23,513	$24,459	$22,653
_________________________
(1)
Inclusive only from the Autosport Acquisition Date.
(2)
Excluding the Impairment Loss resulting from the Nashville Tornado.

Automotive Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Total automotive revenue decreased by $165,561,488 to $68,294,841 for the three-months ended June 30, 2020 compared to $233,856,329 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 2,835 for the three-months ended June 30, 2020 compared to 9,946 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $24,090 for the six-months ended June 30, 2020 from $23,513 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to consumers decreased by $9,509,575 to $8,477,654 for the three-months ended June 30, 2020 compared to $17,987,229 for the same period of 2019. The decline in consumer revenue was primarily due to the decrease in the number of vehicles sold to 297 for the three-months ended June 30, 2020 compared to 649 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $28,544 for the three-months ended June 30, 2020 from $27,715 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to dealers decreased by $156,051,913 to $59,817,187 for the three-months ended June 30, 2020 compared to $215,869,100 for the same period of 2019. The decline in dealer revenue was primarily due to the decrease in the number of vehicles sold to 2,538 for the three-months ended June 30, 2020 compared to 9,297 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $23,569 for the three-months ended June 30, 2020 from $23,219 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Six-Months Ended June 30, 2020 Versus 2019.

Total automotive revenue decreased by $242,836,409 to $181,927,108 for the six-months ended June 30, 2020 compared to $424,763,517 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 7,438 for the three-months ended June 30, 2020 compared to 18,751 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $24,459 for the three-months ended June 30, 2020 from $22,653 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditure; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to consumers decreased by $13,489,962 to $26,062,391 for the six-months ended June 30, 2020 compared to $39,552,353 for the same period of 2019. The decline in consumer revenue was primarily due to the decrease in the number of vehicles sold to 943 for the three-months ended June 30, 2020 compared to 1,512 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $27,638 for the six-months ended June 30, 2020 from $26,159 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditure; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to dealers decreased by $229,346,447 to $155,864,717 for the six-months ended June 30, 2020 compared to $385,211,164 for the same period of 2019. The decline in dealer revenue was primarily due to the decrease in the number of vehicles sold to 6,495 for the six-months ended June 30, 2020 compared to 17,239 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $23,998 for the six-months ended June 30, 2020 from $22,345 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Automotive Cost of Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Total automotive cost of vehicle revenue decreased by $161,503,244 to $62,493,015 for the three-months ended June 30, 2020 compared to $223,996,259 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the three-month period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total automotive cost of vehicle revenue for the three-month period ended June 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $60,851,585 from the sale of 2,835 pre-owned vehicles at an average acquisition cost of $21,464; and (ii) aggregate reconditioning and transportation costs of $1,641,431. For the three-month period ended June 30, 2019, the $223,996,259 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $220,336,594 from the sale of 9,946 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $22,153; and (ii) aggregate reconditioning and transportation costs of $3,659,665.

The cost of vehicle revenue from sales to consumers decreased by $8,304,784 to $7,338,820 for the three-month period ended June 30, 2020 compared to $15,643,604 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the three-month period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to consumers for the three-months ended June 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $7,084,025 from the sale of 297 pre-owned vehicles at an average acquisition cost of $23,852; and (ii) aggregate reconditioning and transportation costs of $254,794. For the three-month period ended June 30, 2019 the $15,643,604 cost of vehicle revenue sold to consumers consisted of: (i) the acquisition cost of vehicles sold to consumers of $15,282,671 from the sale of 649 pre-owned vehicles to consumers that had an average acquisition cost of $23,548; and (ii) aggregate reconditioning and transportation costs of $360,933.

The cost of vehicle revenue from sales to dealers decreased by $153,198,459 to $55,154,196 for the three-month period ended June 30, 2020 compared to $208,352,655 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the three-month period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue sold to dealers for the three-months ended June 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to dealers of $53,767,559 from the sale of 2,538 pre-owned vehicles at an average acquisition cost of $21,185; and (ii) aggregate reconditioning and transportation costs of $1,386,636. For the three-month period ended June 30, 2019 the $208,352,655 cost of vehicle revenue for units sold to dealers consisted of: (i) the acquisition cost of vehicles sold to dealers of $205,053,923 from the sale of 9,297 pre-owned vehicles to dealers that had an average acquisition cost of $22,056; and (ii) aggregate reconditioning and transportation costs of $3,298,732.

Six-Months Ended June 30, 2020 Versus 2019.

Total automotive cost of vehicle revenue decreased by $234,918,691 to $170,572,680 for the six-months ended June 30, 2020 compared to $405,491,371 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the six-month period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity resulting from the negative impact on our sales channels from COVID-19; (iii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iv) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (v) a reduction in per vehicle advertising expenditures. Total automotive cost of vehicle revenue for the six-month period ended June 30, 2020 consisted of: (i) the net acquisition cost of vehicles sold to consumers and dealers of $165,823,320 from the sale of 7,438 pre-owned vehicles at an average net acquisition cost of $22,294; (ii) aggregate reconditioning and transportation costs of $3,952,995; (iii) impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 for loss in value of vehicles partially damaged and subject to repair; and (iv) other cost of sales of $796,365 not attributed to a specific vehicle sold during the six-months ended June 30, 2020, which primarily consists of the write down of $878,542 of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity. For the six-month period ended June 30, 2019, the $405,491,371 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $398,329,342 from the sale of 18,751 pre-owned vehicles to consumers and dealers that had an average acquisition cost of $21,243; and (ii) aggregate reconditioning and transportation costs of $7,162,029.

The cost of vehicle revenue from sales to consumers decreased by $12,150,324 to $22,814,834 for the six-month period ended June 30, 2020 compared to $34,965,158 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the three-period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to consumers for the six-months ended June 30, 2020 primarily consisted of: (i) the acquisition cost of vehicles sold to consumers of $22,118,417 from the sale of 943 pre-owned vehicles at an average acquisition cost of $23,455; and (ii) aggregate reconditioning and transportation costs of $696,417. For the six-month period ended June 30, 2019 the $34,965,158 cost of vehicle revenue sold to consumers consisted of: (i) the acquisition cost of vehicles sold to consumers of $34,146,982 from the sale of 1,512 pre-owned vehicles to consumers that had an average acquisition cost of $21,243; and (ii) aggregate reconditioning and transportation costs of $818,176.

The cost of vehicle revenue from sales to dealers decreased by $223,564,733 to $146,961,480 for the six-month period ended June 30, 2020 compared to $370,526,213 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the six-month period ended June 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a net realizable value adjustments to reflect: (1) impairment loss on inventory for vehicles that were a total loss and for loss in value of vehicles partially damaged and subject to repair; and (2) the write down of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from COVID-19; (iii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iv) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (v) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue sold to dealers for the six-months ended June 30, 2020 primarily consisted of: (i) the net acquisition cost of vehicles sold to dealers of $143,704,903 from the sale of 6,495 pre-owned vehicles at an average acquisition cost of $22,125; and (ii) aggregate reconditioning and transportation costs of $3,256,577. For the six-month period ended June 30, 2019 the $370,526,213 cost of vehicle revenue for units sold to dealers consisted of: (i) the acquisition cost of vehicles sold to consumers of $364,182,360 from the sale of 17,239 pre-owned vehicles to dealers that had an average acquisition cost of $21,125; and (ii) aggregate reconditioning and transportation costs of $6,343,853.

Automotive Gross Profit

Three-Months Ended June 30, 2020 Versus 2019.

Total automotive vehicle gross profit decreased by $4,058,244 to $5,801,826 for the three-month period ended June 30, 2020 compared to $9,860,070 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold partially offset by: (i) an increase in gross profit per unit sold to $2,046, or a gross margin of 8.5% compared to $991, or a gross margin of 4.2% for the same period in 2019. The decrease in gross profit and the increase in: (i) gross profit per unit; and (ii) gross margin per unit for the three-months ended June 30, 2020 as compared to the same period of 2019 was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures.

Six-Months Ended June 30, 2020 Versus 2019.

Total automotive vehicle gross profit decreased by $7,917,718 to $11,354,428 for the six-month period ended June 30, 2020 compared to $19,272,146 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles sold partially offset by: (i) an increase in gross profit per unit sold to $1,527 or a gross margin of 6.2% compared to $1,028, or a gross margin of 4.5% for the same period in 2019; and (ii) an the impairment loss on inventory as discussed above. The decrease in gross profit and the increase in: (i) gross profit per unit; and (ii) gross margin per unit for the three-months ended June 30, 2020 as compared to the same period of 2019 was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures.

Vehicle Logistics and Transportation Services Segment.

The following table provides our results of operations for the three-month and six-month periods ended June 30, 2020 and 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. The financial information below is before the elimination of intercompany freight services from Wholesale Express and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2020	2019	2020	2019
Vehicle Logistics and Transportation Services

Total revenue	$8,251,605	$8,829,632	$17,241,786	$17,005,642

Cost of revenue	6,450,839	7,240,418	13,441,487	13,817,038

Gross profit	1,800,766	1,589,214	3,800,299	3,188,604

Selling, general and administrative	1,074,203	1,154,665	2,414,801	2,205,815

Depreciation and Amortization	1851	1,851	3,703	3,703

Operating income	724,712	432,698	1,381,795	979,086

Interest Expense	-	148	296	148

Net Income before income tax	$724,095	$432,550	$1,381,499	$978,938

Vehicles delivered	19,191	21,536	40,076	42,007

Revenue per delivery	$430	$410	$430	$405

Gross profit per delivery	$94	$74	$95	$76

Gross margin per delivery	21.9%	18.0%	22.1%	18.8%

Vehicle Logistics and Transportation Services Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Total revenue decreased by $578,027 to $8,251,605 for the three-months ended June 30, 2020 compared to $8,829,632 for the same period of 2019. The decrease in total revenue for the three-month period ended June 30, 2020 resulted from the transport of 19,191 vehicles at an average revenue per vehicle delivered of $430 compared to revenue from the transport of 21,536 vehicles at an average revenue per vehicle delivered of $410 for the same period of 2019. The decrease in vehicles transported and increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (ii) the negative impact beginning in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. Following COVID-19, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended June 30, 2020 and 2019 intercompany freight services provided by Express to the Company were $588,105 and $2,811,744, respectively and was eliminated in the condensed consolidated financial statements.

Six-Months Ended June 30, 2020 Versus 2019.

Total revenue increased by $236,144 to $17,241,786 for the six-months ended June 30, 2020 compared to $17,005,642 for the same period of 2019. The increase in total revenue for the six-month period ended June 30, 2020 resulted from the transport of 40,076 vehicles at an average revenue per vehicle delivered of $430 compared to revenue from the transport of 42,007 vehicles at an average revenue per vehicle delivered of $405 for the same period of 2019. The decrease in vehicles transported and increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (ii) the negative impact beginning in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. Following COVID-19, we anticipate that unit sales will return to or exceed levels experienced in January and February of 2020 as we increase penetration in existing markets and launch new markets, however we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the six-months ended June 30, 2020 and 2019 intercompany freight services provided by Express to the Company were $2,490,695 and $5,646,342, respectively and was eliminated in the condensed consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Three-Months Ended June 30, 2020 Versus 2019.

Total cost of revenue decreased by $789,579 to $6,450,839 for the three-months ended June 30, 2020 compared to $7,240,418 for the same period of 2019. The decrease in total cost of revenue for the three-month period ended June 30, 2020 resulted from the reduction in the number of vehicles transported to 19,191 vehicles at an average cost per vehicle delivered of $336 compared to the 21,536 vehicles transported at an average cost per vehicle delivered of $336 for the same period of 2019. The decrease in vehicles transported was principally due to the negative impact beginning in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and additional costs and expenses associated providing expanding logistic and transportation services to new markets.

Included in cost of revenue for the three months ended June 30, 2020 and 2019 was freight services purchases by the Company from Wholesale Express of $588,105 and $2,811,744, respectively that was eliminated in the condensed consolidated financial statements.

Six-Months Ended June 30, 2020 Versus 2019.

Total cost of revenue decreased by $375,551 to $13,441,487 for the six-months ended June 30, 2020 compared to $13,817,038 for the same period of 2019. The decrease in total cost of revenue for the six-month period ended June 30, 2020 resulted from reduction in the number of vehicles transported to 40,076 vehicles at an average cost per vehicle delivered of $335 compared to 42,007 vehicles transported at an average cost per vehicle delivered of $329 for the same period of 2019. The decrease in vehicles transported and increase in cost per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we take prescriptive steps to accelerate profitability; (ii) the negative impact beginning in March 2020 of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity; and (iii) additional costs and expenses associated providing expanding logistic and transportation services to new markets.

Included in cost of revenue for the three months ended June 30, 2020 and 2019 was freight services purchases by the Company from Wholesale Express of $2,490,695 and $5,646,342, respectively and was eliminated in the condensed consolidated financial statements.

Vehicle Logistics and Transport Services Gross Profit

Three-Months Ended June 30, 2020 Versus 2019.

Total gross profit for the three-months ended June 30, 2020 was $1,800,766 or $94 per unit transported as compared to $1,589,214 or $74 unit for the same period in 2019. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated upon consolidation.

Six-Months Ended June 30, 2020 Versus 2019.

Total gross profit for the six-months ended June 30, 2020 was $3,800,299 or $95 per unit transported as compared to $3,188,604 or $76 unit for the same period in 2019. All amounts related to transport services provided by Wholesale Express to the Company have been eliminated upon consolidation.

Selling, General and Administrative

	For the Three-Months Ended June 30,		For the Six- Months Ended June 30,
	2020	2019	2020	2019
Selling general and administrative:
Compensation and related costs	$5,146,791	$9,163,530	$13,326,891	$16,217,793
Advertising and marketing	541,922	5,960,110	3,490,077	11,451,682
Professional fees	1,075,831	639,773	1,918,534	1,290,217
Technology development	235,014	538,580	857,159	1,031,293
General and administrative	4,174,730	8,705,572	9,638,053	15,456,596
	$11,174,288	$25,007,565	$29,230,714	$45,447,581

Selling, general and administrative expenses decreased by $13,833,277 and $16,216,867, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The decrease was a result of: (i) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the three-month and six-month periods ended June 30, 2020; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) a reduction in staffing levels and adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of COVID-19, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity.

Compensation and related costs decreased by $4,016,739 and $2,890,902, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The decrease is primarily due to a reduction in headcount associated with our response to the impact of COVID-19 on our business, in early April 2020 we significantly reduced our staffing in an effort to position our business to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery as the crisis is contained. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our headcount, which will result in an increase in sales related and marketing compensation in absolute dollar terms but a decrease in these expenses as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate. The company had 165 employees at June 30, 2020 as compared to 291 employees on June 30, 2019.

Advertising and marketing decreased by $5,418,188 and $7,961,605, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The decrease was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our marketing spend, which will result in an increase in marketing expenses in absolute dollar terms but a decrease in marketing expense as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Professional fees increased by $436,058 and $628,317, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The increase was primarily a result of professional fees and costs incurred in connection with our insurance claims and other matters attributed to the Nashville Tornado, and legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the expansion of the business. Fees and expenses were incurred for: (i) equity financings; (ii) debt financings; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 4 - "Acquisitions," Note 8 - "Notes Payable and Lines of Credit," Note 9 - "Convertible Notes," and Note 11 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development expenses decreased $303,566 and $174,134, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The decrease was a result of the negative impact of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, resulting in a temporary reduction in discretionary growth expenditures on information technology spending. Total technology costs and expenses incurred for three-month and six-month periods ended June 30, 2020 were $554,551 and $1,465,761, respectively, of which $323,737 and $614,113, respectively, was capitalized. Total technology costs and expenses incurred for the three-month and six-month periods ended June 30, 2019 were $1,578,320 and $2,950,863, respectively, of which $1,039,740 and $1,919,569, respectively, was capitalized. The amortization of capitalized technology development costs for the three-month and six-month periods ended June 30, 2020 were $451,634 and $889,576, respectively, as compared to $340,286 and $632,032, respectively for the same period of 2019. In response to the impact of COVID-19 on our business in early April 2020 we temporarily reduced discretionary growth expenditures which included information technology investments. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing our technology development expenses as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

General and administrative expenses decreased by $4,530,842 and $5,818,543, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The decrease was primarily a result of the sale of fewer vehicle sales for the three-month and six month periods ended June 30, 2020 as compared to the same periods of 2019, which resulted in a reduction of $3,393,671 and $4,147,578, respectively, in auction and floor plan fees for the three-month and six-month periods ended June 30, 2020 as compared to the same periods of 2019. The decrease in vehicle sales was primarily a result of our continued approach to taking prescriptive steps to accelerate profitability, the impact of the ongoing COVID-19 pandemic, and the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado. In addition, travel and other related business expenses, including office supplies decreased $1,169,794 and $1,884,556, respectively, and rent and lease expense decreased $19,818 for the three-months ended June 30, 2020 and increased $212,890 for the six-months ended June 30, 2020 as compared to the same periods of 2019. As the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in January and February of 2020 we will take a measured approach to increasing general and administrative spending, which will result in an increase in in general and administrative expenses in absolute dollar terms but decrease as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Depreciation and Amortization

Depreciation and amortization increased by $80,884 and $221,654, respectively, for the three-month and six-month periods ended June 30, 2020, as compared to the same periods of 2019. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and six-month periods ended June 30, 2020 included capitalized technology acquisition and development costs of $323,737 and $614,113, respectively. For the three-month and six-month periods ended June 30, 2020, amortization of capitalized technology development was $451,634 and $889,576, respectively, as compared to $340,286 and $632,032, respectively, for the same periods of 2019. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $56,688 and $141,740, respectively, as compared to $87,152 and $177,631, respectively, for the same periods of 2019.

Interest Expense

Interest expense decreased by $392,450 for the three-month period ended June 30, 2020 as compared to the same period of 2019 and increased $379,174 for the six-month period ended June 30, 2020 as compared to the same period of 2019. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note issued to NextGen (the "NextGen Note"); (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) Notes; and (vi) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The decrease for the three-month period ended June 30, 2020 as compared to the same period of 2019 was a result of a reduction in outstanding indebtedness under the NextGear and Ally floor plan lines of credit resulting from the decrease in the number of vehicles sold to 3,694 for the three-months ended June 30, 2020 compared to 13,928 for the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of automotive vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. The increase in interest expense for the six-month period ended June 30, 2020 as compared to the same period of 2019 was a result of: (i) interest on a higher level of debt outstanding; (ii) the amortization of the beneficial conversion feature on the Private Placement Notes; (iii) the amortization of the debt issuance costs on Notes and Convertible Notes-Autosport; and (iv) amortization of transaction costs on the Notes. Interest expense on the Private Placement Notes for the three-month and six-month periods ended June 30, 2020 were $16,684 and $108,576, including $0 and $75,601, respectively, compared to interest expense of $77,008 and $150,336, respectively, which included $62,874 and $122,222, respectively, of debt discount amortization for the same periods of 2019. Interest expense on the NextGen Note for three-month and six-month periods ended June 30, 2020 were $22,387 and $45,119, respectively, as compared to $21,607 and $43,927, respectively, for the same periods of 2019. Interest expense on the Line of Credit-Floor Plans for the three-month and six-month periods ended June 30, 2020 were $510,873 and $1,288,425, respectively, as compared to $960,531 and $1,803,491, respectively, for the same periods of 2019. For the three-month and six-month periods ended June 30, 2020, interest expense on convertible senior notes was $878,919 and $2,146,495, respectively, and included $225,013 and $888,136, respectively, of debt discount amortization. For the three-month and six-month periods ended June 30, 2020, interest expense on the Convertible Notes-Autosport USA was $42,300 and $93,860, respectively, and included $13,740 and $33,433, respectively, of debt discount amortization as compared to interest expense for the three-month and six months periods ended June 30, 2019 of $56,351 and $96,096, including $20,420 and $29,619, respectively of debt discount amortization. There was no interest expense on the Hercules loan for the three-month and six-month periods ended June 30, 2020. Interest expense on the Hercules Loan for the three-month and six-month periods ended June 30, 2019 was $274,975 and $758,466, respectively and included $140,600 and $343,841, respectively of debt issuance cost amortization. On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019 in the Consolidated Statements of Operations included in the Company's Form 10-K for the year ended December 31, 2019.

Loss Contingencies and Insurance Recoveries

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,369,087; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss however, the insurer has advanced $5,615,268 against the final settlement. The building insurer has agreed the total building and personal property loss is valued at $3,801,203. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

As a result of the damage caused by the tornado the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the six-months ended June 30, 2020 the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 in loss in value for vehicle partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the June 30, 2020 condensed consolidated statements of operations. The Company has not recorded any recoveries that are expected to be received from the insurance carrier since the final amount and timing of the recovery has not been determined. Any such recovery would be reported as a separate component of income from continuing operations in the period in which such recovery is recognizable or when any such recoveries will be made.

Derivative Liability

In connection with the issuance of the Old Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $1,330,000. The derivative liability is remeasured at each reporting date with any change in value being recorded in the Statement of Operations; as of December 31, 2019, the derivative liability was valued at $27,500. On January 14, 2020, the Company completed the 2020 Note Offering whereby the $30,000,000 of Old Notes were cancelled and exchanged for $30,000,000 New Notes. Also, in the 2020 Note Offering, the Company sold an additional $8,750,000 of New Notes yielding the Company net proceeds of $8,272,375. Pursuant to ASC 470 the Company accounted for the exchange as a note extinguishment where the remaining $27,500 liability was written off and the Company recorded a new Make Whole Derivative Liability of $137,488 as calculated under the Lattice Model. The lattice model used using a "with-and-without method," where the value of the convertible senior notes including the embedded derivative, is defined as the "with", and the value of the convertible senior notes excluding the embedded derivative, is defined as the "without"; the inputs used include a range of prices around the Company's stock price on the date of valuation ($0.73 on January 14, 2020 and $0.23 on March 31, 2020), as well as the Note conversion rate, maturity date, U.S. Treasury risk-free interest rates over the entire 10-year yield curve, and estimated stock price volatility (55% on January 14, 2020 and 95% on March 31, 2020). The derivative liability is remeasured at each reporting date with the change in value of recorded in the Statements of Operations. The change in value of the derivative liability for the three-months ended June 30, 2020 was $137,488. The value of the derivative liability as of June 30, 2020 is $0.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,044,472	(13,001,599)	$(20,993,870)	$(21,277,904)
Add back:
Interest expense (including debt extinguishment)	1,482,408	3,374,108	3,511,002	4,819,242
Depreciation and amortization	508,322	427,438	1,031,317	809,663
EBITDA	3,035,202	(9,200,053)	(16,451,551)	(15,648,999)
Adjustments
Impairment loss on automotive inventory	-	-	11,738,413	-
Insurance recovery proceeds	(5,615,268)	-	(5,615,268)	-
Non-cash-stock-based compensation	716,391	956,991	1,562,761	1,646,112
Acquisition related costs	-	208,252	-	378,208
Change in derivative liability	(137,488)	(190,000)	(20,673)	(190,000)
New business development	-	478,543	-	747,043
Litigation expenses	607,387	37,000	746,847	61,446
Other non-reoccurring costs	51,387	770,492	-	1,392,927
Adjusted EBITDA	$(1,342,389)	$(6,938,775)	$(8,039,471)	$(11,613,263)

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

We had the following liquidity resources available as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3,061,091	$49,660
Restricted cash (1)	5,533,832	6,676,622
Total cash, cash equivalents, and restricted cash	8,594,923	6,726,282
Availability under short-term revolving facilities	18,015,755	35,839,030
Committed liquidity resources available	$26,610,678	$42,565,312
_________________________
(1)
Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.

On January 14, 2020, the Company closed a public offering at a public price of $11.40 per share (the "2020 Public Offering"). On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, proceeds from the 2020 Public Offering, after deducting the 8.0% underwriter's commission and $75,000 for underwriter expenses, were $10,780,080.

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

As of June 30, 2020, and December 31, 2019, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $70,996,244 and $82,585,522, respectively, summarized in the table below. See Note 8 — Notes Payable and Lines of Credit, Note 9 –Convertible Notes, and Note 11 – Stockholders' Equity to our condensed consolidated financial statements included above.

Asset-Based Financing:	June 30, 2020	December 31, 2019
Inventory	$36,984,245	$59,160,970
Convertible senior notes	39,583,334	31,333,334
Senior unsecured notes	7,357,081	2,568,843
Total debt	83,924,660	93,063,147
Less: unamortized discount and debt issuance costs	(12,928,416)	(10,477,625)
Total debt, net	$$70,996,244	$82,585,522

The following table sets forth a summary of our cash flows for the six-months ended June 30, 2020 and 2019:

	Six-Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$577,859	$(33,495,051)
Net cash used in investing activities	(788,899)	(2,713,949)
Net cash provided by financing activities	2,079,681	39,657,642
Net increase in cash	$1,868,641	$3,448,642

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the six-months ended June 30, 2020, net cash provided by operating activities was $577,859, an increase of $34,072,910 compared to net cash used in operating activities of $33,495,051 for the six- months ended June 30, 2019. The increase in our net cash provided by operating activities was primarily due to a $12,200,073 decrease in our net loss, excluding the impairment losses on inventory and fixed assets of $11,738,413 and $177,626, respectively that were incurred due to the Nashville tornado, as well as $21,872,837 of changes in operating assets and liabilities during each period, primarily vehicle inventory, accounts receivable and accounts payable. The change in net income was a result of: (i) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the six-month periods ended June 30, 2020; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) a reduction in staffing levels, adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of COVID-19, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity.

Investing Activities

Our primary use of cash for investing activities is for technology development to expand our operations. Cash used in investing activities was $788,900 and $2,713,949 during the six-months ended June 30, 2020 and 2019, respectively, a decrease of $1,925,049. The decrease primarily relates to a reduction in technology spending and no acquisition activities during the six-month period ended June 30, 2020 as compared to the same period in 2019. The decrease in technology spending was a result of a reduction in staffing levels, adjusted purchasing and a deferral of discretionary growth expenditures such as information technology investments due to the adverse impact of COVID-19, including sheltering-in-place and social distancing policies, resulting in significantly reduced commercial activity.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $2,079,681 for the six-months ended June 30, 2020 as compared to net cash provided by financing activities of $39,657,642 for the same period of 2019. The $37,577,961 decrease in cash provided by financing activities was a result of receiving net proceeds from debt and equity issuances of $50,792,337 and an $11,134,695 repayment of the Hercules debt during the six months ended June 30, 2019 as compared proceeds from debt and equity issuances of $24,229,300 and $22,149,619 in repayments of notes payable and lines of credit for the same period in 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal control to minimize the impact on their design and operating effectiveness.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

               None.

Item 6.
Exhibits.

Exhibit No.	Description
3.1	Certificate of Change. (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
10.1
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and RumbleOn, Inc. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.2
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale, Inc. (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.3
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale Express, LLC (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.4	Paycheck Protection Program Note, dated May 1, 2020, executed by RumbleOn, Inc. (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.5	Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale Inc. (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.6	Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale Express, LLC. (Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
_________________________
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: August 14, 2020	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)