Form 10-Q
period 2020-09-30
RumbleON, Inc.
filed 2020-11-16
CIK 1596961

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 13, 2020 was 2,191,633 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 13, 2020.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED September 30, 2020
Table of Contents to Report on Form 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS

Current assets:
Cash	$3,412,772	$49,660
Restricted cash	5,545,892	6,676,622
Accounts receivable, net	11,342,600	8,482,707
Inventory	11,424,094	57,381,281
Prepaid expense and other current assets	2,506,910	1,210,474
Total current assets	34,232,268	73,800,744

Property and equipment, net	6,494,940	6,427,674
Right-of-use assets	5,926,393	6,040,287
Goodwill	26,886,563	26,886,563
Other assets	174,457	237,823
Total assets	$73,714,621	$113,393,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and other accrued liabilities	$10,720,627	$12,421,094
Accrued interest payable	807,360	749,305
Current portion of convertible debt	960,338	1,363,590
Current portion of long-term debt	17,640,426	59,160,970
Total current liabilities	30,128,751	73,694,959

Long-term liabilities:
Note payable	1,974,218	1,924,733
Convertible Debt	26,681,826	20,136,229
Derivative liabilities	20,345	27,500
Other long-term liabilities	5,399,716	4,722,101
Total long-term liabilities	34,076,105	26,810,563

Total liabilities	64,204,856	100,505,522

Commitments and contingencies (Notes 4, 7, 8, 9, 13, 18)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 2,191,633 and 1,111,681 shares issued and outstanding as of September 30, 2020 and December 31, 2019	2,192	1,112
Additional paid in capital	108,396,284	92,268,213
Accumulated deficit	(98,888,761)	(79,381,806)
Total stockholders' equity	9,509,765	12,887,569

Total liabilities and stockholders' equity	$73,714,621	$113,393,091

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$7,303,131	$27,144,202	$38,641,607	$84,379,049
Automotive	99,315,335	187,108,303	281,242,442	611,871,819
Transportation and vehicle logistics	10,440,367	6,058,546	25,191,459	17,417,846
Other	198,571	9,272	672,450	9,272
Total revenue	117,257,404	220,320,323	345,747,958	713,677,986

Cost of revenue:
Powersports	5,606,366	24,280,599	33,691,814	74,367,614
Automotive	86,473,154	179,672,614	257,045,834	585,163,984
Transportation and vehicle logistics	8,373,829	4,352,585	19,324,621	12,523,281
Cost of revenue before impairment loss	100,453,349	208,305,798	310,062,269	672,054,879
Impairment loss on automotive inventory	-	-	11,738,413
Total cost of revenue	100,453,349	208,305,798	321,800,682	672,054,879

Gross profit	16,804,055	12,014,525	23,947,276	41,623,107

Selling, general and administrative	13,279,151	19,010,939	42,509,865	64,458,520

Insurance recovery proceeds	-	-	(5,615,268)	-

Depreciation and amortization	536,381	473,670	1,567,697	1,283,333

Operating income (loss)	2,988,523	(7,470,084)	(14,515,018)	(24,118,746)

Interest expense	(1,488,090)	(2,031,697)	(5,187,256)	(5,351,689)

Change in derivative liability	(13,518)	630,000	7,155	820,000

Gain (Loss) on early extinguishment of debt	-	-	188,164	(1,499,250)

Income (loss) before provision for income taxes	1,486,915	(8,871,781)	(19,506,955)	(30,149,685)

Benefit for income taxes	-	-	-	-

Net income (loss)	$1,486,915	$(8,871,781)	$(19,506,955)	$(30,149,685)

Weighted average number of common shares outstanding - basic and fully diluted	2,234,838	1,158,915	2,165,167	1,098,809

Net income (loss) per share - basic and fully diluted	$.67	$(7.66)	$(9.01)	$(27.44)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	-	$-	50,000	$50	2,179,907	$2,180	$107,533,741	$(100,375,676)	$7,160,295
Issuance of common stock for restricted stock units	-	-	-	-	11,726	12	(12)	-	-
Stock-based compensation	-	-	-	-	-	-	862,555	-	862,555
Net income	-	-	-	-	-	-	-	1,486,915	1,486,915
Balance as of September 30, 2020	-	$-	50,000	$50	2,191,633	$2,192	$108,396,284	$(98,888,761)	$9,509,765

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2019	-	-	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	-	-	-	-	1,035,000	1,035	10,779,045	-	10,780,080
Issuance of common stock for restricted stock units	-	-	-	-	37,821	38	(38)	-	-
Convertible note exchange	-	-	-	-	-	-	2,923,755	-	2,923,755
Stock-based compensation	-	-	-	-	-	-	2,425,316	-	2,425,316
Adjust for fractional shares in reverse stock split	-	-	-	-	7,131	7	(7)	-	-
Net loss	-	-	-	-	-	-	-	(19,506,955)	(19,506,955)
Balance as of September 30, 2020	-	$-	50,000	$50	2,191,633	$2,192	$108,396,284	$(98,888,761)	$9,509,765

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2019	-	$-	50,000	$50	1,106,256	$1,106	$90,059,932	$(55,482,657)	$34,578,431
Issuance of common stock for restricted stock units	-	-	-	-	4,715	5	(5)	-	-
Stock-based compensation	-	-	-	-	-	-	689,130	-	689,130
Net loss	-	-	-	-	-	-	-	(8,871,781)	(8,871,781)
Balance as of September 30, 2019	-	$-	50,000	$50	1,110,971	$1,111	$90,749,057	$(64,354,439)	$26,395,780

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2018	1,317,329	1,317	50,000	$50	874,315	$874	$65,016,379	$(34,201,114)	$30,817,506
Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,639)	(3,639)
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	11,965	12	(12)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	65,866	66	1,251	-	-
Issuance of common stock	-	-	-	-	158,825	159	15,155,387	-	15,155,546
Stock-based compensation	-	-	-	-	-	-	2,335,242	-	2,335,242
Net loss	-	-	-	-	-	-	-	(30,149,685)	(30,149,685)
Balance as of September 30, 2019	-	$-	50,000	$50	1,110,971	$1,111	$90,749,057	$(64,354,439)	$26,395,780

See Notes to the Condensed Consolidated Financial Statement

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine-Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,506,955)	$(30,149,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,567,697	1,283,333
Amortization of debt discounts	1,498,690	1,308,061
Share based compensation	2,425,316	2,335,242
Impairment loss on inventory	11,738,413	-
Impairment loss on fixed assets	177,626	-
Loss from change in value of derivatives	(7,155)	(820,000)
Loss (gain) from extinguishment of debt	(188,164)	1,499,250
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(1,296,436)	(261,207)
Decrease in inventory	34,218,774	5,530,532
(Increase) in accounts receivable	(2,859,892)	(1,564,145)
Decrease (increase) in other assets	63,366	(18,403)
Decrease in accounts payable and accrued liabilities	(1,691,839)	(5,824,733)
Increase in accrued interest payable	58,055	888,821
Net cash provided by (used in) operating activities	26,197,496	(25,792,934)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	-	(835,000)
Purchase of property and equipment	(174,786)	-
Proceeds from sales of property and equipment	-	40,620
Technology development	(1,598,067)	(2,619,551)
Net cash used in investing activities	(1,772,853)	(3,413,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible debt	8,272,375	27,455,537
Payments on notes payable	(1,713,825)	(11,134,695)
Net repayments on lines of credit	(44,707,736)	(4,660,270)
Net proceeds from sale of common stock	10,780,080	15,155,547
Proceeds from PPP loan	5,176,845	-
Net cash (used in) provided by financing activities	(22,192,261)	26,816,119

NET CHANGE IN CASH	2,232,382	(2,390,746)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,726,282	15,784,902

CASH AND RESTRICTED CASH AT END OF PERIOD	$8,958,664	$13,394,156

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

Description of Business

Overview

In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company's goal is to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. While the Company's initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, the Company continues to enhance its platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and light trucks, via its acquisition of Wholesale, Inc. ("Wholesale") in October 2018.

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

Our business model is driven by our proprietary technology platform. Our initial platform was acquired in February 2017, through our acquisition of substantially all of the assets of NextGen Dealer Solutions, LLC ("NextGen"). Since that time, we have expanded the functionality of that platform through a significant number of high-quality technology development projects and initiatives. Included in these new technology development projects and initiatives are modules or significant upgrades to the existing platforms for: (i) Retail and dealer online auctions; (ii) native IOS and Android apps; (iii) new architecture on website design and functionality; (iv) RumbleOn Marketplace; (v) redesigned cash offer tool;(vi) deal-jacket tracking tool; (vii) inventory tracking tool; (viii) CRM and multiple third-party integrations; (ix) new analytics and machine learning initiatives; and (x) IT monitoring infrastructure.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and December 31, 2019 and for the three and nine-months ended September 30, 2020 and September 30, 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). All of the Company's subsidiaries are wholly owned. The condensed consolidated financial statements include the accounts of RumbleOn Inc. and its wholly owned subsidiaries. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the condensed consolidated financial statements contain all material adjustments, except as otherwise noted, necessary for the fair presentation of the Company's financial position and results of operations for the periods presented. The year-end condensed balance sheet data as of December 31, 2019 was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K ("Annual Report") for the fiscal year ended December 31, 2019. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred cumulative losses and negative cash flow from operations since inception through September 30, 2020 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 - Convertible Notes, and Note 11 - Stockholder Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash, amounts available under the NextGear Credit Line, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, insurance recoveries and through rationalizing costs and expenses, including a workforce reduction.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,399. The cumulative effect of this accounting change of $3,639 is included in the accumulated deficit for the nine-months ended September 30, 2019. The standard did not have a material impact on the Company's condensed consolidated statements of operations or statements of cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of:

	September 30, 2020	December 31, 2019
Trade	$12,585,367	$9,369,733
Finance	27,333	147,893
Other	23,326	-
	12,636,026	9,517,626
Less: allowance for doubtful accounts	(1,293,426)	(1,034,919)
	$11,342,600	$8,482,707

NOTE 3 – INVENTORY

Inventory consists of the following as of:

	September 30, 2020	December 31, 2019
Pre-owned vehicles:
Powersport vehicles	$1,801,234	$10,365,050
Automobiles and trucks	12,078,123	47,599,433
	13,879,357	57,964,483
Less: Reserve	(2,455,263)	(583,202)
	$11,424,094	$57,381,281

Included in the inventory reserve at September 30, 2020 is an impairment loss on automotive inventory of $1,976,525 for vehicles that were declared a total loss from the tornado that occurred on March 3, 2020 at the Company’s Nashville, Tennessee facility. The total impairment on inventory related to the tornado was $11,738,413 and is recorded as part of cost of revenue on the statement of operations for the nine-months ended September 30, 2020. See Note 13 – Loss Contingencies and Insurance Recoveries.

NOTE 4 – ACQUISITIONS

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of September 30, 2020, there have been no payments earned under the performance threshold. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition. The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of December 31, 2019:

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

Supplemental pro forma unaudited information (unaudited)

The following unaudited supplemental pro forma information presents the financial results as if the Autosport Acquisition was made as of January 1, 2019 for the three-months and nine-months ended September 30, 2019.

Pro-forma adjustments for the three-month and nine-month periods ended September 30, 2019 primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $0 and $18,351, respectively, and (ii) interest expense on convertible and promissory notes of $0 and $20,174, respectively.

	Three-Months Ended September 30, 2019	Nine-Months Ended September 30, 2019
Unaudited
Pro forma revenue	$220,320,323	$719,996,595
Pro forma net loss	$(8,871,781)	$(30,186,709)
Loss per share - basic and fully diluted	$(7.66)	$(27.06)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	1,158,915	1,115,735

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Vehicles	$316,764	$158,327
Furniture and equipment	191,048	448,074
Technology development and software	10,461,314	8,863,247
Leasehold improvements	254,324	246,135
Total property and equipment	11,223,450	9,715,783
Less: accumulated depreciation and amortization	(4,728,510)	(3,288,109)
Total	$6,494,940	$6,427,674

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

Included in Technology development and software above on September 30, 2020 is capitalized technology development costs of $10,253,304, which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred for the three-months and nine-month periods ended September 30, 2020 were $1,164,015 and $2,635,286, respectively, of which $983,954 and $1,598,067, respectively, was capitalized and $180,061 and $1,037,219, respectively, was charged to expense in the accompanying condensed consolidated statements of operations. Depreciation expense for the three-month and nine-month periods ended September 30, 2020 were $536,381 and $1,567,697, respectively, which included the amortization of capitalized technology development costs of $477,420 and $1,366,996, respectively. Total technology development costs incurred for the three-month and nine-month periods ended September 30, 2019 were $1,420,405 and $4,371,267, respectively, of which $699,982 and $2,619,551, respectively, was capitalized and $720,423 and $1,751,716, respectively, was charged to expense in the accompanying condensed consolidated statements of operations. Depreciation expense for the three-month and nine-month periods ended September 30, 2019 was $473,671 and $1,283,334 respectively, which included the amortization of capitalized technology development costs of $386,519 and $1,018,551, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of the carrying amount of goodwill and other indefinite-lived assets as of December 31, 2019 and September 30, 2020. Due to the significant decline in the Company's stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed at March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company's impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. Management determined no triggering event occurred during the quarters ended June 30, 2020 or September 30, 2020.

	September 30, 2020	December 31, 2019
Goodwill	$26,886,563	$26,886,563

Indefinite lived intangible asset	$45,515	$45,515

The $45,515 of indefinite lived intangible asset is included in other assets in the Company's condensed consolidated balance sheets.

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accounts payable	$4,096,927	$8,730,624
Operating lease liability-current portion	1,556,705	1,423,610
Accrued payroll	1,275,557	715,658
State and local taxes	633,116	912,062
Other accrued expenses	3,158,322	639,140
Total	$10,720,627	$12,421,094

NOTE 8 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Notes payable-NextGen dated February 8, 2017 and exchanged January 14, 2020. Interest payable semi-annually at 6.5% through February 9, 2019 and 10.0% quarterly through maturity, which is January 31, 2021.	$833,334	$1,333,334

Notes payable-private placement dated March 31, 2017 and exchanged January 14, 2020. Interest payable semi-annually at 6.5% through September 30, 2019 and 10.0% quarterly through maturity which is January 31, 2021.	669,175	667,000

Line of credit-floor plan-Ally dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Principal and interest are payable on demand.	-	8,419,897

Line of credit-floor plan-NextGear dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at September 30, 2020 was 5.25%. Principal and interest is payable on demand.	11,950,284	50,741,073

PPP Loans dated May 1, 2020. Interest is payable monthly at 1.0% through maturity which is April 30, 2022. Payments of principle and interest is deferred until October 30, 2020.	5,176,845	-

Revolving Line of Credit note secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate at September 30, 2019 was 7.25%. Principal and interest is payable on demand.	985,006	-

Less: Debt discount	-	(75,601)
Total notes payable and lines of credit	$19,614,644	$61,085,703
Less: Current portion	(17,640,426)	59,160,970

Long-term portion	$1,974,218	$1,924,733

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a $70,000,000 floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). During the quarter ended September 30, 2020 the Company and NextGear agreed to reduce the credit line to $55,000,000 with Wholesale and Autosport limiting the aggregate amount of advances under the credit line to $25,000,000 through March 31, 2021, at which time the credit line will be repaid in full.

Advances under the NextGear Credit Line require Wholesale to maintain at least $2,500,000 cash collateral in a reserve account in favor of NextGear, which amount is subject to change in NextGear's sole discretion. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the NextGear Credit Line for the three-month and nine-month periods ended September 30, 2020 was $239,785 and $1,450,944, respectively. Interest expense on the NextGear Credit Line for the three-month and nine-month periods ended September 30, 2019 was $693,024 and $2,203,915, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank ("Ally") and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility required that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility bore interest at a per annum rate designated from time to time by the Lender and were determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, were due and payable for each vehicle financed under the Credit Facility as and when such vehicle was sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Interest under the Credit Facility was due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender could, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility was secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment was guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2020 was $0 and $77,266. Interest expense on the Credit Facility for the three-month and nine-month periods ended September 30, 2019 was $157,343 and $416,017, respectively. The Credit Facility ended in February 2020.

RumbleOn Finance Line of Credit

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company ("RumbleOn Finance"), entered into a loan agreement providing for up to $1,500,000 in proceeds (the "RumbleOn Finance Facility") with CL Rider Finance, L.P. (the "CL Rider") as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. Accrued interest is payable monthly. Outstanding accrued interest and the principal balance are payable on demand by CL Rider. On July 16, 2020, the Company received net proceeds of $1,156,632. Interest expense on the Facility was $16,619 for the three and nine-months ended September 30, 2020.

Loan Agreement-Hercules Capital Inc.

On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules dated April 30, 2018 (the "Hercules Indebtedness"). Upon the payment, all outstanding indebtedness and obligations of the Company owed to Hercules under the Loan Agreement were paid in full, and the Loan Agreement was terminated. The Company used a portion of the net proceeds from the Note Offering (described below) to pay the Hercules Indebtedness. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 during the nine-months ended September 30, 2019. The loss on early extinguishment consisted primarily of the prepayment penalty paid to Hercules and unamortized debt discounts including the remaining portion of warrant values and debt issuance costs. There was no interest expense on the Hercules loan for the three-month and nine-month periods ended September 30, 2020. For the three-month and nine-month periods ended September 30, 2019, interest expense on the Hercules loan was $0 and $758,466, respectively, and included $0 and $343,841, respectively, of debt issuance cost amortization.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon Consulting LLC ("Halcyon") in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the January 31, 2021 maturity date (the "NextGen Note"). Upon the occurrence of any event of default, the outstanding balance under the note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, LLC, the Company's wholly-owned subsidiary ("NextGen Pro"), pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. Interest expense on the NextGen Note for the three-month and nine-month periods ended September 30, 2020 were $21,005 and $66,123, respectively, as compared to $28,566 and $81,818, respectively, for the same periods of 2019. In connection with the Investor Note Exchange Agreement (described below), in January 2020, $500,000 of the NextGen Note was paid down and the NexGen Note was exchanged for a New Investor Note (as defined below).

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of a private placement commenced in 2016 (the "2016 Private Placement"). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date and at a rate of 8.5% annually from the second anniversary of the closing date through the maturity date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was amortized to interest expense using an effective interest rate of 26.0%. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2020 was $16,867 and $125,443, respectively, and included $0 and $75,601, respectively, of debt discount amortization as compared to interest expense of $80,899 and $231,235, respectively, which included $66,608 and $188,831, respectively, of debt discount amortization for the same periods of 2019. In connection with the Investor Note Exchange Agreement (described below) the Private Placement Notes were exchanged for New Investor Notes (as defined below).

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

PPP Loans

On May 1, 2020, the Company, and its wholly-owned subsidiaries Wholesale and Wholesale Express (together, the "Subsidiaries," and with the Company, the "Borrowers"), each entered into loan agreements and related promissory notes (the "SBA Loan Documents") to receive U.S. Small Business Administration Loans (the "SBA Loans") pursuant to the Paycheck Protection Program (the "PPP") established under the CARES Act, in the aggregate amount of $5,176,845 (the "Loan Proceeds"). The Borrowers received the Loan Proceeds on May 1, 2020. Under the SBA Loan Documents, the SBA Loans have current terms of two years with maturity dates of April 30, 2022 and an annual interest rate of 1.0%. Payments of principal and interest on the PPP Loans will be deferred for the first six-months of the term of the PPP Loans until October 30, 2020. Principal and interest are payable monthly and may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, "Qualifying Expenses"), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. The Company has been using the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part. Interest expense on the PPP Note for the three-month and nine-month periods ended September 30, 2020 was $11,626 and $19,334, respectively.

NOTE 9 – CONVERTIBLE NOTES

As of September 30, 2020, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	$(12,237,622)	$26,512,378
Convertible notes-Autosport:
$1,536,000 unsecured note	1,088,000	(336,214)	751,786
$500,000 unsecured note	378,000	-	378,000
	40,216,000	(12,573,836)	27,642,164
Less: Current portion	(1,146,000)	185,662	(960,338)
Long-term portion	$39,070,000	$(12,388,174)	$26,681,826

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

As of September 30, 2020, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

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

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes which included $59,571 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $59,571 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders' equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $20,673 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The value of the derivative liability increased to $137,488 as of March 31, 2020. The derivative liability is remeasured at each reporting date with an increase in value of $13,518 being recorded in other income for the three-months ended September 30, 2020. The value of the derivative liability as of September 30, 2020 was $20,345.

The interest expense recognized with respect to the Convertible Senior Notes was as follows:

	Three-Months Ended September 30, 2020	Nine-Months Ended September 30, 2020
Contractual interest expense	$653,906	$1,912,265
Amortization of debt discounts	479,077	1,367,213
Total	$1,132,983	$3,279,478

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

The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The note was repaid in full during the nine-months ended September 30, 2020.

For the three and nine-months ended September 30, 2020, interest expense on convertible notes was $47,140 and $141,000, respectively, and included $22,442 and $55,876, respectively, of debt discount amortization. Interest Expense for the three-month and nine-months ended September 30, 2019 for the convertible notes was $67,634 and $163,730, respectively, and included $31,045 and $81,084, respectively, of debt discount amortization.

NOTE 10 – EQUITY-BASED COMPENSATION

Share-Based Compensation

On June 30, 2017, the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for the Company's employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock. On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock. On August 25, 2020, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 200,000 shares of Class B Common Stock to 700,000 shares of Class B Common Stock. To date, the vesting of RSU and Option awards for most employees is service/time based. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period with the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen month after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. In 2019 the Company granted to certain members of management an aggregate of (i) 12,213 performance-based awards that vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, and (ii) 36,938 market-based awards; these awards were terminated effective as of December 31, 2019 and the entire expense for the fair-value of the market based awards was recognized in 2019. On July 15, 2020 the Company granted to certain members of management an aggregate of 200,000 market based RSUs (the “2020 Grant”). These RSUs vest as follows: one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $50 per share or greater for 30 consecutive trading days; one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $100 per share or greater for 30 consecutive trading days; and one third shall vest on the first trading day after the Company’s Class B Common stock closes at a stock price of $200 per share or greater for 30 consecutive trading days. The 2020 Grant has a term of 30 months, the fair market value of the 2020 Grant is $650,000 and the derived term is 20 months. The Company estimates the fair value of awards granted under the Plan on the date of grant. Stock-based compensation expense is recognized as an expense on a straight-line basis over the vesting periods described above and is recognized in Selling, General and Administrative expense. A summary of equity-based compensation expense recognized during the three and nine-months ended September 30, 2020 and 2019 is as follows

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Restricted Stock Units	$847,096	$956,991	$2,379,273	$1,646,112

Options	15,459	-	46,041	-
				-
Total stock-based compensation	$862,555	$956,991	$2,425,314	$1,646,112

As of September 30, 2020, the total unrecognized compensation expense related to outstanding equity awards was approximately $4,439,150, which the Company expects to recognize over a weighted-average period of approximately 10 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

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

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. There were 7,131 fractional shares issued as a result of rounding up to the nearest whole share in connection with the Reverse Stock Split. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. The Company has retrospectively adjusted the per share and share amounts included in this Quarterly Report on Form 10-Q for the Reverse Stock Split.

NOTE 12 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Compensation and related costs	$7,169,435	$8,056,730	$20,496,326	$24,274,523
Advertising and marketing	839,752	3,288,545	4,329,830	14,740,227
Professional fees	533,303	440,575	2,451,837	1,730,792
Technology development	180,061	720,423	1,037,219	1,751,716
General and administrative	4,556,600	6,504,666	14,194,653	21,961,262
	$13,279,151	$19,010,939	$42,509,865	$64,458,520

NOTE 13 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (i) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (ii) building and personal property loss, primarily impacting the Company's leased facilities, currently assessed by the insurance carrier at $3,801,203; and (iii) loss of business income, for which the Company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss. However, the insurer has to-date advanced $5,615,268 against the final settlement of the inventory claim. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado, the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or net realizable value and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss in the current period. For the nine-months ended September 30, 2020, the Company has recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 of value for vehicles that were partially damaged and require repair. The impairment loss is reported in cost of revenue in the September 30, 2020 condensed consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of income from continuing operations for the nine-month ended September 30, 2020.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine-months ended September 30, 2020 and 2019:

	Nine-months Ended September 30,
	2020	2019
Cash paid for interest	$3,614,922	$3,154,806

Convertible notes payable issued in acquisition	$-	$2,293,933

The following table provides a reconciliation of cash and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same amounts shown in the accompanying condensed consolidated statements of cash flows as of September 30:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$3,412,772	$49,660
Restricted cash (1)	5,545,892	6,676,622
Total cash, cash equivalents, and restricted cash	$8,958,664	$6,726,282
_________________________
(1) Amounts included in restricted cash represent the deposits required under the Company's lines of credit.

NOTE 15 – INCOME TAXES

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company. No current provision for Federal income taxes was recorded for the three-month and nine-month periods ended September 30, 2020 and 2019 due to the Company's historical operating losses. The Company has provided a valuation allowance on the net deferred tax assets. In assessing the recovery of the net deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 16 – INCOME (LOSS) PER SHARE

The Company computes basic and diluted net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net income (loss) per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 414,499 of RSUs, 2,436 of stock options, 16,352 of warrants to purchase shares of Class B Common Stock and 770,231 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company's acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converted to Class B Common Stock 21 days after the mailing of the definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company. The conversion of the Series B Preferred to Class B Common was effected on March 4, 2019. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred for the three and nine-month periods ended September 30, 2020 were 50,000, 2,184,838, and 0 and 50,000, 2,115,167, and 0, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, the Company had promissory notes of $371,764 and accrued interest of $9,370 due to an entity controlled by a director and to the director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. Interest expense on the promissory notes due to Blue Flame, for the three-month and nine-month periods ended September 30, 2020 was $9,370 and $69,603, respectively. There was no debt discount amortization during the three-month period ended September 30, 2020. For the nine-month period ended September 30, 2020, interest expense included $42,001 of debt discount amortization. Interest Expense on the promissory notes due to Blue Flame, for the three-month and nine-month periods ended September 30, 2019 was $44,944 and $128,464, respectively, which included debt discount amortization of $37,005 and $104,906, respectively. The interest was charged to interest expense in the condensed consolidated statements of operations.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three and nine-months periods ended September 30, 2020 was $762,927 and $1,626,846, respectively. The current portion of the Company's operating lease liabilities as of September 30, 2020 is $1,556,705 and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The long-term portion of the Company's operating lease liabilities as of September 30, 2020 is $4,656,572 and is included in other liabilities in the accompanying condensed consolidated balance sheets.

The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

September 30, 2020
Weighted-average remaining lease term	4.1 Years
Weighted-average discount rate	7.0%

Supplemental cash flow information related to operating leases for the nine-months ended September 30, 2020 was as follows:

September 30, 2020
Cash payments for operating leases	$1,191,472

The following table summarizes the future minimum payments for operating leases at September 30, 2020 due in each year ending December 31,

2020	$467,998
2021	1,996,680
2022	1,937,047
2023	1,189,302
2024	801,711
Thereafter	562,093
Total lease payments	6,954,831
Less imputed interest	(741,554)
Present value of lease liabilities	$6,213,277

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2020 and December 31, 2019, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

	Powersports	Automotive	Other	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three-Months Ended September 30, 2020
Total assets	$46,849,686	$41,283,620	$1,934,136	$10,517,834	$(26,870,655)	$73,714,621
Revenue	$7,303,131	$99,315,335	$198,571	$11,414,932	$(974,565)	$117,257,404
Operating income (loss)	$(3,856,158)	$6,246,165	$(172,274)	$770,790	$-	$2,988,523
Depreciation and amortization	$506,193	$28,337	$-	$1,851	$-	$536,381
Interest expense	$(1,178,941)	$(292,164)	$(16,619)	$(366)	$-	$(1,488,090)
Change in derivative liability	$(13,518)	$-	$-	$-	$-	$(13,518)

Three-Months Ended September 30, 2019
Total assets	$62,696,037	$72,298,170	$429,542	$4,768,969	$(25,268,804)	$114,923,914
Revenue	$27,144,202	$187,108,303	$9,272	$8,191,939	$(2,133,393)	$220,320,323
Operating income (loss)	$(6,516,385)	$(1,405,542)	$(173,904)	$625,747	$-	$(7,470,084)
Depreciation and amortization	$412,819	$59,000	$-	$1,851	$-	$473,670
Interest expense	$(1,268,835)	$(762,269)	$-	$(593)	$-	$(2,031,697)
Change in derivative liability	$630,000					$630,000

Nine-Months Ended September 30, 2020
Total assets	$46,849,686	$41,283,620	$1,934,136	$10,517,834	$(26,870,655)	$73,714,621
Revenue	$38,641,607	$281,242,442	$672,450	$28,656,719	$(3,465,260)	$345,747,958
Operating income (loss)	$(15,248,938)	$(935,478)	$(483,187)	$2,152,585	$-	$(14,515,018)
Depreciation and amortization	$1,450,403	$111,740	$-	$5,554	$-	$1,567,697
Interest expense	$(3,565,293)	$(1,604,682)	$(16,619)	$(662)	$-	$(5,187,256)
Change in derivative liability	$(7,155)	$-	$-	$-	$-	$7,155
Gain on early extinguishment of debt	$188,164	$-	$-	$-	$-	$188,164

Nine-Months Ended September 30, 2019
Total assets	$62,696,037	$72,298,170	$429,542	$4,768,969	$(25,268,804)	$114,923,914
Revenue	$84,379,049	$611,871,819	$9,272	$25,197,581	$(7,779,735)	$713,677,986
Operating income (loss)	$(23,699,987)	$(1,849,690)	$(173,904)	$1,604,835	$-	$(24,118,746)
Depreciation and amortization	$1,100,780	$176,999	$-	$5,554	$-	$1,283,333
Interest expense	$(2,981,693)	$(2,369,255)	$-	$(741)	$-	$(5,351,689)
Change in derivative liability	$820,000	$-	$-	$-	$-	$820,000
Loss on early extinguishment of debt	$(1,499,250)	$-	$-	$-	$-	$(1,499,250)
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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Since our acquisition of Wholesale, Inc. ("Wholesale") in October 2018, we have significantly increased our sales of cars and light trucks ("automotive"). Of the 15,377 vehicles we sold during the nine-months ended September 30, 2020, 71.2% were automotive and 28.8% were powersports vehicles. For the nine-months ended September 30, 2019, we sold 36,925 vehicles of which 70.5% were automotive and 29.5% were powersports vehicles.

COVID-19 Update

COVID-19 is having an impact on businesses nationwide, with local governments, businesses, and consumers increasingly limiting commercial activity and capital markets experiencing instability. The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting our business and the powersport, automotive and transportation industries as a whole. We have positioned our business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery once the outbreak is contained. To this end, we have reduced discretionary growth expenditures on new hiring, travel, facilities, and information technology investments. We significantly reduced our staff during the first quarter of 2020, we have applied and received PPP loan funds of $5,176,845, and adjusted purchasing levels to align with demand and market conditions, while closely monitoring key metrics to determine when and how quickly to adjust. We believe our 100% online business model allows us to quickly respond to market demand or changes in the businesses we operate as the COVID-19 pandemic continues.

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

Outlook

The COVID-19 pandemic effect on commercial activity and the significant damage sustained to our wholesale automotive business from a tornado in early March 2020 had a significant negative impact on the growth in unit volume and revenue for our powersports, automotive and transportation businesses during the nine-months ended September 30, 2020. Based on the evolving aspects of COVID-19 and uncertainty surrounding its future development, it may continue to have a negative impact on unit volumes and revenue in future periods. Since the significant decrease in demand experienced in early March through mid-April, we have seen monthly unit sales and revenue increase sequentially month-over-month through July 2020. However, during the three-months ended September 30, 2020, our average days to sale decreased and average selling prices increased as dealers saw high industry-wide market prices. The effect of these higher market prices resulted in lower levels of inventory available to purchase for resale causing a decline in unit sales beginning in September as compared to July and August. We believe this supply and demand imbalance will continue to impact the historically seasonally adjusted fourth quarter volume, particularly given the worldwide rise in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Nashville Tornado

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities in Nashville. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, currently assessed by the insurance carrier at $3,801,203; and (3) loss of business income, for which the Company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss, however, the insurer has advanced $5,615,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

Acquisition of Autosport

On February 3, 2019 (the "Autosport Acquisition Date"), the Company completed the acquisition (the "Autosport Acquisition") of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC (the "Buyer"), a wholly owned subsidiary of Company, Scott Bennie and Autosport. The results of operations of Autosport are included in the Company's condensed consolidated financial statements for the nine-months ended September 30, 2020 and 2019. For additional information, see Note 4 – "Acquisitions" in the accompanying Notes to the Condensed Consolidated Financial Statements.

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

	For the Three-Months Ended September 30, 2020				For the Three-Months Ended September 30, 2019
	Revenue	Revenue %	Gross Profit	GP %	Revenue	Revenue %	Gross Profit	GP %
Segment
Powersports	$7,303,131	6.2%	$1,696,765	23.2%	$27,144,202	12.3%	$2,863,603	10.5%
Automotive	99,315,335	84.7%	12,842,181	12.9%	187,108,303	84.9%	7,435,689	4.0%
Transportation	10,440,367	8.9%	2,066,538	19.8%	6,058,546	2.8%	1,705,961	28.2%
Other	198,571	0.2%	198,571	100.0%	9,272	0.0%	9,272	100.0%
	$117,257,404	100.0%	$16,804,055	14.3%	$220,320,323	100.0%	$12,014,525	5.5%

	For the Nine-Months Ended September 30, 2020				For the Nine-Months Ended September 30, 2019
	Revenue	Revenue %	Gross Profit	GP %	Revenue	Revenue %	Gross Profit	GP %
Segment
Powersports	$38,641,607	11.2%	$4,949,793	12.8%	$84,379,049	11.8%	$10,011,435	11.9%
Automotive	281,242,442	81.3%	24,196,608	8.6%	611,871,819	85.7%	26,707,835	4.4%
Transportation	25,191,459	7.3%	5,866,838	23.3%	17,417,846	2.4%	4,894,565	28.1%
Other	672,450	0.2%	672,450	100.0%	9,272	0.0%	9,272	100.0%
Subtotal	345,747,958	100.0%	35,685,689	10.3%	713,677,986	100.0%	41,623,107	5.8%
Impairment loss (1)	-	-	(11,738,413)	(3.4)%	-	-	-	-
	$345,747,958	100.0%	$23,947,276	6.9%	$713,677,986	100.0%	$41,623,107	5.8%
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

Investment in Growth

As a result of the COVID-19 pandemic we have reduced discretionary growth expenditures, however, as the impact of COVID-19 abates over time, and unit sales return to or exceed levels experienced in the first quarter of 2020, we will take a measured approach to resuming investment in inventory, marketing, technology and infrastructure to support the growth of the business. These anticipated investments may increase our negative cash flow from operations and operating losses at least in the near term, and our limited operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, including the impact of COVID-19, expenses and difficulties frequently encountered by companies that are early in their development, particularly companies in new and rapidly evolving markets. Such risks for us include an evolving business model, advancement of technology and the management of growth. To address these risks, we must, among other things, continue our development of relevant applications, stay abreast of changes in the marketplace, as well as implement and successfully execute our business and marketing strategy. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Liquidity

We have incurred losses and negative cash flow from operations since inception and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 8 — Notes Payable and Lines of Credit, Note 9 — Convertible Notes, and Note 11 — Stockholder Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy and our business, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under the NextGear Credit Line (as defined below), proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, insurance recoveries and through rationalizing costs and expenses, including a workforce reduction.

The worldwide spread of the COVID-19 outbreak has resulted in a global slowdown of economic activity which decreased demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the outbreak is contained. This is impacting the Company's business and the powersport, automotive and transportation industries as a whole. The Company has positioned its business today to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery once the crisis is contained. The Company believes its online business model allows it to quickly respond to market demand or changes in the businesses it operates as the COVID-19 pandemic continues.

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

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Powersports:	2020	2019	2020	2019
Vehicles sold	747	3,623	4,423	10,903
Average days to sale	32	34	46	33
Total vehicle revenue	$7,303,131	$27,144,202	$38,641,607	$84,379,049
Gross Profit	$1,696,765	$2,903,332	$5,293,613	$10,237,356
Gross Profit per vehicle	$2,271	$801	$1,197	$939
Gross Margin	23.2%	10.7%	13.7%	12.1%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Automotive(1):	2020	2019	2020	2019
Vehicles sold	3,516	7,271	10,954	26,022
Average days to sale	55	24	48	23
Total vehicle revenue	$99,315,335	$187,108,303	$281,242,442	$611,871,819
Gross Profit	$12,842,181	$7,563,097	$24,992,973	$26,858,532
Gross Profit per vehicle	$3,652	$1,040	$2,282	$1,032
Gross Margin	12.9%	4.0%	8.9%	4.4%

	Three-Months Ended September 30,		Nine-Months Ended September 30,
Powersports and Automotive(1):	2020	2019	2020	2019
Vehicles sold	4,236	10,894	15,377	36,925
Average days to sale	51	26	48	25
Total vehicle revenue	$106,618,466	$214,252,505	$319,884,049	$696,250,868
Gross Profit	$14,538,946	$10,466,429	$30,286,586	$37,095,888
Gross Profit per vehicle	$3,410	$961	$1,970	$1,005
Gross Margin	13.6%	4.9%	9.5%	5.3%
_______________________
(1) Excludes the Impairment Loss resulting from the Nashville Tornado and other insignificant indirect costs.

Vehicles Sold

We define vehicles sold as the number of pre-owned vehicles sold to consumers and dealers in each period, net of returns under our various return policies. We view vehicles sold as a key measure for several reasons. First, vehicles sold is the primary driver of our revenue and, indirectly, gross profit, since vehicle sales enable multiple complementary revenue streams, including financing, vehicle service contracts and trade-ins. Second, vehicles sold increases the base of available customers for referrals and repeat sales. Third, vehicles sold is an indicator of our ability to successfully scale our logistics, fulfillment, and customer service operations. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact the number of units sold in future periods.

Average Days to Sale

We define average days to sale as the average number of days between vehicle acquisition by us and delivery to a customer for all pre-owned vehicles sold in a period. However, this metric does not include any pre-owned vehicles that remain unsold at period end. We view average days to sale as a useful metric due to its impact on pre-owned vehicle average selling price. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact the average days to sale in future periods.

Revenue

Revenue is primarily comprised of pre-owned vehicle sales. We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory. Subject to the impact of COVID-19 on our results, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers and dealers who may wish to trade-in or to sell us their vehicle independent of a retail or wholesale sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact our revenue in future periods.

Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of revenue associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profit achieved from the consumer and dealer sales channels are different. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers, thus the dealer and RumbleOn are sharing the gross profit. Pre-owned vehicles sold to dealers through auctions are sold at market. Gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Factors affecting gross profit and margin from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact our gross profit in future periods.

Key Operations Metrics – Powersports

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Key Operation Metrics:
Vehicles sold	747	3,623	4,423	10,903

Total Powersports Revenue	$7,303,131	$27,144,202	$38,641,607	$84,379,049
Gross Profit	$1,696,765	$2,903,332	$5,293,613	$10,237,356
Gross Profit per vehicle	$2,271	$801	$1,197	$939
Gross Margin	23.2%	10.7%	13.7%	12.1%
Average selling price	$9,777	$7,492	$8,737	$7,739

Consumer:
Vehicles sold	30	209	455	790

Total Consumer Revenue	$310,941	$2,172,152	$4,426,588	$7,097,274
Gross Profit	$76,306	$628,809	$936,125	$1,860,730
Gross Profit per vehicle	$2,544	$3,009	$2,057	$2,355
Gross Margin	24.5%	28.9%	21.1%	26.2%
Average selling price	$10,365	$10,393	$9,729	$8,984

Dealer:
Vehicles sold	717	3,414	3,968	10,113

Total Dealer Revenue	$6,992,190	$24,972,050	$34,215,019	$77,281,775
Gross Profit	$1,620,459	$2,274,523	$4,357,488	$8,376,626
Gross Profit per vehicle	$2,260	$666	$1,098	$828
Gross Margin	23.2%	9.1%	12.7%	10.8%
Average selling price	$9,752	$7,315	$8,623	$7,642

Key Operations Metrics – Automotive(1)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019(2)
Key Operation Metrics:
Vehicles sold	3,516	7,271	10,954	26,022

Total Automotive Revenue	$99,315,335	$187,108,303	$281,242,442	$611,871,819
Gross Profit	$12,842,181	$7,563,096	$24,992,973	$26,858,532
Gross Profit per vehicle	$3,652	$1,040	$2,282	$1,032
Gross Margin	12.9%	4.0%	8.9%	4.4%
Average selling price	$28,247	$25,734	$25,675	$23,514

Consumer:
Vehicles sold	218	603	1,161	2,115

Total Consumer Revenue	$7,102,578	$17,039,127	$33,164,969	$56,591,480
Gross Profit	$512,037	$2,103,975	$3,761,009	$6,680,456
Gross Profit per vehicle	$2,349	$3,489	$3,239	$3,159
Gross Margin	7.2%	12.3%	11.3%	11.8%
Average selling price	$32,581	$28,257	$28,566	$26,757

Dealer:
Vehicles sold	3,298	6,668	9,793	23,907

Total Dealer Revenue	$92,212,757	$170,069,176	$248,077,474	$555,280,339
Gross Profit	$12,330,144	$5,459,121	$21,231,964	$20,178,076
Gross Profit per vehicle	$3,739	$819	$2,168	$844
Gross Margin	13.4%	3.2%	8.6%	3.6%
Average selling price	$27,960	$25,505	$25,332	$23,227
______________________
(1) Excludes the impairment loss resulting from the Nashville Tornado.
(2) Inclusive only from the Autosport Acquisition Date.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

We regularly review a number of metrics, to evaluate our vehicle logistics and transportation business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our business, including increasing brand awareness, and maximizing the opportunity to drive increased transportation and logistics unit volume. Our key operating metrics also demonstrate our ability to translate these drivers into revenue and profitability. The revenue information below is before the elimination of intercompany freight services from Wholesale Express and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Revenue	$11,414,932	$8,191,939	$28,656,719	$25,197,581

Vehicles Delivered	21,238	20,008	61,314	62,015

Gross Profit	$2,066,538	$1,705,961	$5,866,838	$4,894,565

Gross Profit Per Vehicle Delivered	$97	$85	$96	$79

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

Gross Profit

Gross profit is generated on the difference between the price received from a customer under a freight brokerage agreement for the transport of a vehicle from a point of origin to a designated destination minus our cost to contract an independent third-party transporter to fulfill our obligation under the freight brokerage agreement with the customer. We define gross profit per vehicle delivered as the aggregate gross profit in a given period divided by the number of pre-owned vehicles delivered in that period. Gross margin percent is gross profit as a percentage of pre-owned vehicle delivered.

RESULTS OF OPERATIONS

The following tables provide our results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 for powersports, automotive and vehicle logistics and transportation services segments, including key financial information relating to these segments. Our powersports and automotive segments consists of the distribution of powersports and automotive vehicles and our vehicle logistics and transportation services segment provides nationwide automotive transportation services primarily between dealerships and auctions. Each of these segments are further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Pre-owned Vehicle Sales:
Powersports	$7,303,131	$27,144,202	$38,641,607	$84,379,049
Automotive(1)	99,315,335	187,108,303	281,242,442	611,871,819
Total revenue from vehicle sales	106,618,466	214,252,505	319,884,049	696,250,868
Transportation and vehicle logistics	10,440,367	6,058,546	25,191,459	17,417,846
Other	198,571	9,272	672,450	9,272
Total Revenue	117,257,404	220,320,323	345,747,958	713,677,986

Cost of Revenue:
Powersports	5,606,366	24,280,599	33,691,814	74,367,614
Automotive (1)	86,473,154	179,672,614	257,045,834	585,163,984
Transportation and vehicle logistics	8,373,829	4,352,585	19,324,621	12,523,281
Total cost of revenue before impairment loss	100,453,349	208,305,798	310,062,269	672,054,879
Impairment Loss on automotive inventory	-	-	11,738,413	-
Total Cost of Revenue	100,453,349	208,305,798	321,800,682	672,054,879

Gross Profit	16,804,055	12,014,525	23,947,276	41,623,107
Selling, General and Administrative	13,279,151	19,010,939	42,509,865	64,458,520
Insurance recovery	-	-	(5,615,268)	-
Depreciation and Amortization	536,381	473,670	1,567,697	1,283,333
Operating income (loss)	2,988,523	(7,470,084)	(14,515,018)	(24,118,746)
Interest expense	(1,488,090)	(2,031,697)	(5,187,256)	(5,351,689)
Change in derivative liability	(13,518)	630,000	7,155	820,000
Gain (loss) on early extinguishment of debt	-	-	188,164	(1,499,250)
Net income (loss) before provision for income taxes	1,486,915	(8,871,781)	(19,506,955)	(30,149,685)
Benefit for income taxes	-	-	-	-
Net income (loss)	$1,486,915	$(8,871,781)	$(19,506,955)	$(30,149,685)
_______________________
(1) Inclusive only from the Autosport Acquisition Date.

The following tables provide our results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months ended September 30, 2020
	Powersports	Automotive(1)	Vehicle Logistics and Transportation Services	Other	Elimination(1)	Total	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$7,303,131	$-	$-	$-	$-	$7,303,131	$27,144,202
Automotive	-	99,315,335	-	-	-	99,315,335	187,108,303
Transportation and vehicle logistics	-	-	11,414,932	-	(974,565)	10,440,367	6,058,546
Other	-	-	-	198,571	-	198,571	9,272
Total revenue	7,303,131	99,315,335	11,414,932	198,571	(974,565)	117,257,404	220,320,323

Cost of revenue:
Powersports	5,606,366	-	-	-	-	5,606,366	24,280,599
Automotive	-	86,473,154	-	-	-	86,473,154	179,672,614
Transportation	-	-	9,348,394	-	(974,565)	8,373,829	4,352,585
Total cost of revenue	5,606,366	86,473,154	9,348,394	-	(974,565)	100,453,849	208,305,798

Gross profit	$1,696,765	$12,842,181	$2,066,538	$198,571	$-	$16,804,055	$12,014,525
_______________________
(1) Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.

	For the Nine-Months ended September 30, 2020
	Powersports	Automotive(1)	Vehicle Logistics and Transportation Services	Other	Elimination(1)	Total	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$38,641,607	$-	$-	$-	$-	$38,641,607	$84,379,049
Automotive		281,242,442	-	-	-	281,242,442	611,871,819
Transportation and vehicle logistics	-	-	28,656,719	-	(3,465,260)	25,191,459	17,417,846
Other	-	-	-	672,450	-	672,450	9,272
Total revenue	38,641,607	281,242,442	28,656,719	672,450	(3,465,260)	345,747,958	713,677,986

Cost of revenue:
Powersports	33,691,814	-	-	-	-	33,691,814	74,367,614
Automotive	-	257,045,834	-	-	-	257,045,834	585,163,984
Transportation	-	-	22,789,881	-	(3,465,260)	19,324,621	12,523,281
Cost of revenue before impairment loss	33,691,814	257,045,834	22,789,881	-	(3,465,260)	310,062,269	672,054,879
Impairment loss	-	11,738,413	-	-	-	11,738,413	-
Total cost of revenue	33,691,814	268,784,247	22,789,881	-	(3,465,260)	321,800,682	672,054,879

Gross profit	$4,949,793	$12,458,195	$5,866,838	$672,450	$-	$23,947,276	$41,623,107
_______________________
(1) Intercompany freight services from Wholesale Express are eliminated in the condensed consolidated financial statements.

Powersports

The following table provides the results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 for our powersports business segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Powersports

Vehicle revenue:
Consumer	$310,941	$2,172,152	$4,426,588	$7,097,274
Dealer	6,992,190	24,972,050	34,215,019	77,281,775
Total vehicle revenue	$7,303,131	$27,144,202	$38,641,607	$84,379,049

Vehicle gross profit:
Consumer	$76,306	$628,809	$936,125	$1,860,730
Dealer	1,620,459	2,274,523	4,357,488	8,376,626
Other	-	(39,729)	(343,820)	(225,921)
Total vehicle gross profit	$1,696,765	$2,863,603	$4,949,793	$10,011,435

Vehicles sold:
Consumer	30	209	455	790
Dealer	717	3,414	3,968	10,113
Total vehicles sold	747	3,623	4,423	10,903

Gross profit per vehicle:
Consumer	$2,544	$3,009	$2,057	$2,355
Dealer	$2,260	$666	$1,098	$828
Total	$2,271	$790	$1,119	$918

Gross margin per vehicle:
Consumer	24.5%	28.9%	21.1%	26.2%
Dealer	23.2%	9.1%	12.7%	10.8%
Total	23.2%	10.5%	12.8%	11.9%

Average vehicle selling price:
Consumer	$10,365	$10.393	$9,729	$8,984
Dealer	$9,752	$7,315	$8,623	$7,642
Total	$9,777	$7,492	$8,737	$7,739

Powersports Vehicle Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Total powersports vehicle revenue decreased by $19,841,071 to $7,303,131 for the three-months ended September 30, 2020 compared to $27,144,202 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 747 for the three-months ended September 30, 2020 compared to 3,623 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,777 for the three-months ended September 30, 2020 from $7,492 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to consumers decreased by $1,861,211 to $310,941 for the three-months ended September 30, 2020 compared to $2,172,152 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 30 for the three-months ended September 30, 2020 compared to 209 for the same period of 2019. The decrease in vehicles sold for the three-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to dealers decreased by $17,979,860 to $6,992,190 for the three-months ended September 30, 2020 compared to $24,972,050 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 717 for the three-months ended September 30, 2020 compared to 3,414 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,752 for the three-months ended September 30, 2020 from $7,315 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Nine-months ended September 30, 2020 Versus 2019.

Total powersports vehicle revenue decreased by $45,737,442 to $38,641,607 for the nine-months ended September 30, 2020 compared to $84,379,049 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 4,423 for the nine-months ended September 30, 2020 compared to 10,903 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,737 for the nine-months ended September 30, 2020 from $7,739 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to consumers decreased by $2,670,686 to $4,426,588 for the nine-months ended September 30, 2020 compared to $7,097,274 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 455 for the nine-months ended September 30, 2020 compared to 790 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $9,729 for the nine-months ended September 30, 2020 from $8,984 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to dealers decreased by $43,066,756 to $34,215,019 for the nine-months ended September 30, 2020 compared to $77,281,775 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 3,968 for the nine-months ended September 30, 2020 compared to 10,113 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,623 for the nine-months ended September 30, 2020 from $7,642 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-month period ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; and (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Powersports Cost of Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Powersport cost of vehicle revenue decreased by $18,674,233 to $5,606,366 for the three-month period ended September 30, 2020 as compared to $24,280,599 for the same period in 2019. For the three-month period ended September 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $5,341,835 from the sale of 747 pre-owned vehicles at an average acquisition cost of $7,151; and (ii) aggregate reconditioning and transportation costs of $264,531. For the three-month period ended September 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $23,233,169 from the sale of 3,623 pre-owned vehicles at an average acquisition cost of $6,413; (ii) aggregate reconditioning and transportation cost of $1,007,701; and (iii) other cost of sales of $39,729. The decrease in cost of revenue for the three-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units primarily due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from sale to consumers decreased by $1,308,708 to $234,635 for the three-month period ended September 30, 2020 as compared to $1,543,343 for the same period in 2019. For the three-month period ended September 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $203,485 from the sale of 30 pre-owned vehicles at an average acquisition cost of $6,783; and (ii) aggregate reconditioning and transportation costs of $31,150. For the three-month period ended September 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $1,477,944 from the sale of 209 pre-owned vehicles at an average acquisition cost of $7,072; and (ii) aggregate reconditioning and transportation costs of $75,713. The decrease in cost of revenue for the three-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from sale to dealers decreased by $17,325,795 to $5,371,732 for the three-month period ended September 30, 2020 as compared to $22,697,527 for the same period in 2019. For the three-month period ended September 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $5,138,350 from the sale of 717 pre-owned vehicles at an average acquisition cost of $7,166; and (ii) aggregate reconditioning and transportation costs of $233,382. For the three-month period ended September 30, 2019, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $21,755,225 from the sale of 3,414 pre-owned vehicles at an average acquisition cost of $6,372; and (ii) aggregate reconditioning and transportation costs of $931,988. The decrease in cost of revenue for the three-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Nine-months ended September 30, 2020 Versus 2019.

Powersport cost of vehicle revenue decreased by $40,675,800 to $33,691,814 for the nine-month period ended September 30, 2020 as compared to $74,367,614 for the same period in 2019. For the nine-month period ended September 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $31,598,611 from the sale of 4,423 pre-owned vehicles at an average acquisition cost of $7,144; (ii) aggregate reconditioning and transportation costs of $1,749,382; and (iii) other cost of sales of $343,820 not attributed to a specific vehicle sold during the nine-months ended September 30, 2020. For the nine-month period ended September 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $71,255,609 from the sale of 10,903 pre-owned vehicles at an average acquisition cost of $6,535; (ii) aggregate reconditioning and transportation costs of $2,886,083; and (iii) other cost of sales of $225,921. The decrease in cost of revenue for the nine-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from the sale to consumers decreased by $1,746,081 to $3,490,463 for the nine-month period ended September 30, 2020 as compared to $5,236,544 the same period in 2019. For the nine-month period ended September 30, 2020, the cost of vehicle revenue consisted of:(i) the acquisition cost of vehicles sold to consumers of $3,168,601 from the sale of 455 pre-owned vehicles at an average acquisition cost of $6,964; and (ii) aggregate reconditioning and transportation costs of $321,862. For the nine-month period ended September 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $5,012,808 from the sale of 790 pre-owned vehicles at an average acquisition cost of $6,345; and (ii) aggregate reconditioning and transportation costs of $338,231. The decrease in cost of revenue for the nine-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Powersport cost of vehicle revenue from the sale to dealers decreased by $39,047,618 to $29,857,531 for the nine-month period ended September 30, 2020 as compared to $68,905,149 for the same period in 2019. For the nine-month period ended September 30, 2020, the cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $28,430,010 from the sale of 3,968 pre-owned vehicles at an average acquisition cost of $7,165; and (ii) aggregate reconditioning and transportation costs of $1,427,521. For the nine-month period ended September 30, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $66,242,800 from the sale of 10,113 pre-owned vehicles at an average acquisition cost of $6,550; and (ii) aggregate reconditioning and transportation costs of $2,547,853. The decrease in cost of revenue for the nine-month period ended September 30, 2020 as compared to the same period in 2019 was a result of the purchase and sale of fewer powersport units due to: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures.

Automotive

The following table provides the results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 for the automotive segment, including key financial information relating to the automotive business. We entered the automotive distribution business in connection with the acquisitions of Wholesale and Autosport. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for periods before the Autosport Acquisition Date.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019(1)
Automotive

Vehicle revenue:
Consumer	$7,102,578	$17,039,127	$33,164,968	$56,591,480
Dealer	92,212,757	170,069,176	248,077,474	555,280,339
Total vehicle revenue	$99,315,335	$187,108,303	$281,242,442	$611,871,819
		-		-
Vehicle Gross Profit(2):
Consumer	$512,037	$2,103,975	$3,761,009	$6,680,456
Dealer	12,330,144	5,459,121	21,231,964	20,178,079
Other	-	(127,407)	(796,365)	(150,700)
Total vehicle gross profit	$12,842,181	$7,435,689	$24,196,608	$26,707,835

Vehicles sold:
Consumer	218	603	1,161	2,115
Dealer	3,298	6,668	9,793	23,907
Total vehicles sold	3,516	7,271	10,954	26,022

Gross profit per vehicle:
Consumer	$2,349	$3,489	$3,239	$3,159
Dealer	$3,739	$819	$2,168	$844
Total	$3,652	$1,023	$2,209	$1,026

Gross margin per vehicle:
Consumer	7.2%	12.3%	11.3%	11.8%
Dealer	13.4%	3.2%	8.6%	3.6%
Total	12.9%	4.0%	8.6%	4.4%

Average vehicle selling price:
Consumer	$32,581	$28,257	$28,566	$26,757
Dealer	$27,960	$25,505	$25,332	$23,227
Total	$28,247	$25,734	$25,675	$23,514
_________________________
(1) Inclusive only from the Autosport Acquisition Date.
(2) Excluding the Impairment Loss resulting from the Nashville Tornado.

Automotive Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Total automotive revenue decreased by $87,792,968 to $99,315,335 for the three-months ended September 30, 2020 compared to $187,108,303 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 3,516 for the three-months ended September 30, 2020 compared to 7,271 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $28,247 for the nine-months ended September 30, 2020 from $25,734 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total automotive revenue from the sale to consumers decreased by $9,936,549 to $7,102,578 for the three-months ended September 30, 2020 compared to $17,039,127 for the same period of 2019. The decline in consumer revenue was primarily due to the decrease in the number of vehicles sold to 218 for the three-months ended September 30, 2020 compared to 603 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $32,581 for the three-months ended September 30, 2020 from $28,257 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total automotive revenue from the sale to dealers decreased by $77,856,419 to $92,212,757 for the three-months ended September 30, 2020 compared to $170,069,176 for the same period of 2019. The decline in dealer revenue was primarily due to the decrease in the number of vehicles sold to 3,298 for the three-months ended September 30, 2020 compared to 6,668 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $27,960 for the three-months ended September 30, 2020 from $25,505 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the three-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Nine-months ended September 30, 2020 Versus 2019.

Total automotive revenue decreased by $330,629,377 to $281,242,442 for the nine-months ended September 30, 2020 compared to $611,871,819 for the same period of 2019. The decline in automotive revenue was primarily due to the decrease in the number of vehicles sold to 10,954 for the nine-months ended September 30, 2020 compared to 26,022 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $25,675 for the three-months ended September 30, 2020 from $23,514 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditure; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total automotive revenue from the sale to consumers decreased by $23,426,512 to $33,164,968 for the nine-months ended September 30, 2020 compared to $56,591,480 for the same period of 2019. The decline in consumer revenue was primarily due to the decrease in the number of vehicles sold to 1,161 for the nine-months ended September 30, 2020 compared to 2,115 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $28,566 for the nine-months ended September 30, 2020 from $26,757 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditure; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total automotive revenue from the sale to dealers decreased by $307,202,866 to $248,077,473 for the nine-months ended September 30, 2020 compared to $555,280,339 for the same period of 2019. The decline in dealer revenue was primarily due to the decrease in the number of vehicles sold to 9,793 for the nine-months ended September 30, 2020 compared to 23,907 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $25,332 for the nine-months ended September 30, 2020 from $23,227 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the nine-months ended September 30, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. We believe this supply and demand imbalance will continue throughout the historically seasonally low volume fourth quarter, particularly given the recent spikes in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Automotive Cost of Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Total automotive cost of vehicle revenue decreased by $93,199,460 to $86,473,154 for the three-months ended September 30, 2020 compared to $179,672,614 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the three-month period ended September 30, 2020 compared to the same period of 2019 and consisted of:(i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales higher average acquisition cost per unit due to the supply and demand imbalance; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to consumers and dealers for the three-month period ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $84,321,881 from the sale of 3,516 pre-owned vehicles at an average acquisition cost of $23,982; and (ii) aggregate reconditioning and transportation costs of $2,151,273. Total cost of vehicle revenue for units sold to consumers and dealers for the three-month period ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $176,436,888 from the sale of 7,271 pre-owned vehicles at an average acquisition cost of $24,266; (ii) aggregate reconditioning and transportation costs of $3,108,319; and (iii) other costs of sales of $127,407.

 The cost of vehicle revenue from sales to consumers decreased by $8,344,611 to $6,590,541 for the three-month period ended September 30, 2020 compared to $14,935,152 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold which was partially offset by an increase in the average acquisition cost per vehicle for the three-month period ended September 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average acquisition cost per unit due to the supply and demand imbalance; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to consumers for the three-months ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $6,375,632 from the sale of 218 pre-owned vehicles at an average acquisition cost of $29,246; and (ii) aggregate reconditioning and transportation costs of $214,909. Total cost of vehicle revenue for units sold to consumers for the three-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to consumers of $14,587,006 from the sale of 603 pre-owned vehicles to consumers at an average acquisition cost of $24,191; and (ii) aggregate reconditioning and transportation costs of $348,146.

The cost of vehicle revenue from sales to dealers decreased by $84,727,442 to $79,882,613 for the three-month period ended September 30, 2020 compared to $164,610,055 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold and a decrease in the average acquisition cost price per vehicle for the three-month period ended September 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to dealers for the three-months ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to dealers of $77,946,249 from the sale of 3,298 pre-owned vehicles at an average acquisition cost of $23,634; and (ii) aggregate reconditioning and transportation costs of $1,936,364. Total cost of vehicle revenue for units sold to dealers for the three-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to dealers of $161,849,882 from the sale of 6,668 pre-owned vehicles at an average acquisition cost of $24,273; and (ii) aggregate reconditioning and transportation costs of $2,760,173.

Nine-months ended September 30, 2020 Versus 2019.

Total automotive cost of vehicle revenue before impairment loss decreased by $328,118,150 to $257,045,834 for the nine-months ended September 30, 2020 compared to $585,163,984 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the nine-month period ended September 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold for the nine-month period ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $250,145,201 from the sale of 10,954 pre-owned vehicles at an average acquisition cost of $22,836; (ii) aggregate reconditioning and transportation costs of $6,104,268; and (iii) other cost of sales of $796,365 not attributed to a specific vehicle sold during the nine-months ended September 30, 2020, which primarily consisted of the write down of $878,542 of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from COVID-19, which resulted in reduced commercial activity. Total cost of vehicle revenue for units sold for the nine-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold of $574,527,904 from the sale of 26,022 pre-owned vehicles at an average acquisition cost of $22,079; (ii) aggregate reconditioning and transportation costs of $10,485,381; and (iii) other costs of sales of $150,697.

The cost of vehicle revenue from sales to consumers decreased by $20,507,064 to $29,403,960 for the nine-month period ended September 30, 2020 compared to $49,911,024 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold which was partially offset by an increase in the average acquisition cost per vehicle for the nine-month period ended September 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for units sold to consumers for the nine-months ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $28,492,634 from the sale of 1,161 pre-owned vehicles at an average acquisition cost of $24,541; and (ii) aggregate reconditioning and transportation costs of $911,326. Total cost of vehicle revenue for units sold to consumers for the nine-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to consumers of $48,856,097 from the sale of 2,115 pre-owned vehicles at an average acquisition cost of $23,100; and (ii) aggregate reconditioning and transportation costs of $1,054,927.

The cost of vehicle revenue from sales to dealers decreased by $308,256,754 to $226,845,509 for the nine-month period ended September 30, 2020 compared to $535,102,263 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold which was partially offset by an increase in the average acquisition cost per vehicle for the nine-month period ended September 30, 2020 compared to the same period of 2019. The decrease in vehicles sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance (ii) a net realizable value adjustments to reflect: (1) impairment loss on inventory for vehicles that were a total loss and for loss in value of vehicles partially damaged and subject to repair; and (2) the write down of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from COVID-19; (iii) a reduction in vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iv) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (v) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue sold to dealers for the nine-months ended September 30, 2020 consisted of: (i) the acquisition cost of vehicles sold to dealers of $221,652,567 from the sale of 9,793 pre-owned vehicles at an average acquisition cost of $22,634; and (ii) aggregate reconditioning and transportation costs of $5,192,942. Total cost of vehicle revenue sold to dealers for the nine-months ended September 30, 2019 consisted of: (i) the acquisition cost of vehicles sold to dealers of $525,671,807 from the sale of 23,907 pre-owned vehicles at an average acquisition cost of $21,988; and (ii) aggregate reconditioning and transportation costs of $9,430,456.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. The financial information below is before the elimination of intercompany freight services from Wholesale Express and should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Vehicle Logistics and Transportation Services
Total revenue	$11,414,932	$8,191,939	$28,656,719	25,197,581
Cost of revenue	9,348,393	6,485,978	22,789,881	20,303,016
Gross profit	$2,066,539	$1,705,961	$5,866,838	$4,894,565
Vehicles delivered	21,238	20,008	61,314	62,015
Revenue per delivery	$537	$409	$467	$406
Gross profit per delivery	$97	$85	$96	$79
Gross margin per delivery	18.1%	20.8%	20.5%	19.4%

Vehicle Logistics and Transportation Services Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Total revenue increased by $3,222,993 to $11,414,932 for the three-months ended September 30, 2020 compared to $8,191,939 for the same period of 2019. The increase in total revenue for the three-month period ended September 30, 2020 resulted from the increase in average revenue per vehicle delivered of $537 compared to $409 for the same period of 2019. The increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; and (ii) an increase in commercial activity during the three-months ended September 30, 2020 as compared to the same period of 2019 resulting in a greater demand for transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged per unit delivered; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. As the impact of COVID-19 abates over time, we anticipate that vehicles transported and revenue will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, distributors, or private party individuals, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended September 30, 2020 and 2019 intercompany freight services provided by Express to the Company were $974,565 and $2,133,393, respectively and was eliminated in the condensed consolidated financial statements.

Nine-months ended September 30, 2020 Versus 2019.

Total revenue increased by $3,459,138 to $28,656,719 for the nine-months ended September 30, 2020 compared to $25,197,581 for the same period of 2019. The increase in total revenue for the nine-month period ended September 30, 2020 resulted from the increase in average revenue per vehicle delivered of $467 compared to $406 for the same period of 2019. The increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (ii) the increase in commercial activity during the three-months ended September 30, 2020 as compared to the same period of 2019 resulting in a greater demand for a transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged per unit delivered; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. As the impact of COVID-19 abates over time, we anticipate that vehicles transported and revenue will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add dealers, distributors, or private party individuals, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the nine-months ended September 30, 2020 and 2019 intercompany freight services provided by Express to the Company were $3,465,260 and $7,779,735, respectively and was eliminated in the condensed consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Three-Months Ended September 30, 2020 Versus 2019.

Total cost of revenue increased by $2,862,416 to $9,348,393 for the three-months ended September 30, 2020 compared to $6,485,978 for the same period of 2019. The increase in total cost of revenue for the three-month period ended September 30, 2020 resulted from the increase in average cost per vehicle delivered to $440 compared to $324 for the same period of 2019. The increase in average cost per vehicle delivered was a result of the increase in commercial activity during the three-months ended September 30, 2020 as compared to the same period of 2019 which gave rise to greater demand for a transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged by transporters to deliver a vehicle.

Included in cost of revenue for the three-months ended September 30, 2020 and 2019 was freight services purchases by the Company from Wholesale Express of $974,565 and $2,133,393, respectively that was eliminated in the condensed consolidated financial statements.

Nine-months ended September 30, 2020 Versus 2019.

Total cost of revenue increased by $2,486,865 to $22,789,881 for the nine-months ended September 30, 2020 compared to $20,303,016 for the same period of 2019. The increase in total cost of revenue for the three-month period ended September 30, 2020 resulted from the increase in average cost per vehicle delivered of $371 compared to $327 for the same period of 2019. The increase in average cost per vehicle delivered was a result of the increase in commercial activity during the three-months ended September 30, 2020 as compared to the same period of 2019 which gave rise to greater demand for a transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged by transporters to deliver a vehicle.

Included in cost of revenue for the three-months ended September 30, 2020 and 2019 was freight services purchases by the Company from Wholesale Express of $3,465,260 and $7,779,735, respectively and was eliminated in the condensed consolidated financial statements.

Selling, General and Administrative

	For the Three-Months Ended September 30,		For the Nine-Months Ended September 30,
	2020	2019	2020	2019
Selling general and administrative:
Compensation and related costs	$7,169,435	$8,056,730	$20,496,326	$24,274,523
Advertising and marketing	839,752	3,288,545	4,329,830	14,740,227
Professional fees	533,303	440,575	2,451,837	1,730,792
Technology development	180,061	720,423	1,037,219	1,751,716
General and administrative	4,556,600	6,504,666	14,194,653	21,961,262
	$13,279,151	$19,010,939	$42,509,865	$64,458,520

Selling, general and administrative expenses decreased by $5,731,788 and $21,948,655, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease was a result of: (i) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the three-month and nine-month periods ended September 30, 2020; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) a reduction in staffing levels and adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of COVID-19 on commercial activity.

Compensation and related costs decreased by $887,295 and $3,778,197, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease is primarily due to a reduction in headcount associated with our response to the impact of COVID-19 on our business. In early April 2020 we significantly reduced our staffing in an effort to position our business to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery when the outbreak is contained. The company had 159 employees at September 30, 2020 as compared to 329 employees on September 30, 2019. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our headcount, which will result in an increase in sales related and marketing compensation in absolute dollar terms but a decrease in these expenses as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Advertising and marketing decreased by $2,448,793 and $10,410,397, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease was a result of: (i) the adverse impact of the COVID-19 pandemic resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our marketing spend, which will result in an increase in marketing expenses in absolute dollar terms but a decrease in marketing expense as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Professional fees increased by $92,728 and $721,045, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The increase was primarily a result of professional fees and costs incurred in connection with our insurance claims and other matters attributed to the Nashville Tornado, and legal, accounting and other professional fees and expenses incurred in connection with the activities associated with the expansion of the business. Fees and expenses were incurred for: (i) equity financings; (ii) debt financings; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 4 - "Acquisitions," Note 8 - "Notes Payable and Lines of Credit," Note 9 - "Convertible Notes," and Note 11 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development expenses decreased $540,362 and $714,497, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease was a result of the negative impact of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, resulting in a temporary reduction in discretionary growth expenditures on information technology spending. Total technology costs and expenses incurred for three-month and nine-month periods ended September 30, 2020 were $1,164,015 and $2,635,286, respectively, of which $983,954 and $1,598,067, respectively, was capitalized. Total technology costs and expenses incurred for the three-month and nine-month periods ended September 30, 2019 were $1,420,405 and $4,371,267, respectively, of which $699,982 and $2,619,551, respectively, was capitalized. The amortization of capitalized technology development costs for the three-month and nine-month periods ended September 30, 2020 were $477,420 and $1,366,996, respectively, as compared to $386,519 and $1,018,551, respectively for the same period of 2019. In response to the impact of COVID-19 on our business in early April 2020 we temporarily reduced discretionary growth expenditures, which included information technology investments. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our technology development expenses as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses decreased by $1,948,066 and $7,766,609, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The decrease was primarily a result of the sale of fewer vehicle sales for the three-month and nine-month periods ended September 30, 2020 as compared to the same periods of 2019, which resulted in a reduction of $1,985,160 and $6,132,738, respectively, in auction and floor plan fees for the three-month and nine-month periods ended September 30, 2020 as compared to the same periods of 2019. The decrease in vehicle sales was primarily a result of our continued approach to taking prescriptive steps to accelerate profitability, the adverse impact of the COVID-19 pandemic resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of vehicles, and the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado. In addition, travel and other related business expenses, including office supplies decreased $395,754 and $2,280,311, respectively, for the three-month and nine-month periods ended September 30, 2020 as compared to the same periods of 2019. Rent and lease expense increased $432,848 and $646,440, respectively for the three and nine-month periods ended September 30, 2020 as compared to the same periods of 2019. The increase in rent expense is primarily attributable to opening two new fulfillment centers. One was opened in the fourth quarter of 2019 and the other in March 2020. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our general and administrative spending, which will result in an increase in in general and administrative expenses in absolute dollar terms but decrease as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Depreciation and Amortization

Depreciation and amortization increased by $62,711 and $284,363, respectively, for the three-month and nine-month periods ended September 30, 2020, as compared to the same periods of 2019. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and nine-month periods ended September 30, 2020 included capitalized technology acquisition and development costs of $983,954 and $1,598,067, respectively. For the three-month and nine-month periods ended September 30, 2020, amortization of capitalized technology development was $477,420 and $1,366,996, respectively, as compared to $386,519 and $1,018,551, respectively, for the same periods of 2019. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $58,961 and $200,701, respectively, as compared to $87,152 and $264,782, respectively, for the same periods of 2019.

Interest Expense

Interest expense decreased by $543,607 and $164,433, respectively for the three and nine-month periods ended September 30, 2020 as compared to the same periods of 2019. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note issued to NextGen (the "NextGen Note"); (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) PPP Loans; (vi) convertible senior notes; and (vii) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The decrease for the three-month period ended September 30, 2020 as compared to the same period of 2019 was a result of a reduction in outstanding indebtedness under the NextGear and Ally floor plan lines of credit resulting from the decrease in the number of vehicles sold to 4,263 for the three-months ended September 30, 2020 compared to 10,894 for the same period of 2019. Interest expense on the Private Placement Notes for the three-month and nine-month periods ended September 30, 2020 were $16,867 and $125,443, including $0 and $75,601 of discount amortization, respectively, compared to interest expense of $80,899 and $231,235, respectively, which included $66,608 and $188,831, respectively, of debt discount amortization for the same periods of 2019. Interest expense on the NextGen Note for three-month and nine-month periods ended September 30, 2020 were $21,005 and $66,123, respectively, as compared to $28,566 and $81,918, respectively, for the same periods of 2019. Interest expense on the Line of Credit-Floor Plans for the three-month and nine-month periods ended September 30, 2020 were $239,785 and $1,528,210, respectively, as compared to $711,147 and $2,231,639, respectively, for the same periods of 2019. For the three-month and nine-month periods ended September 30, 2020, interest expense on the PPP Loans was $11,626 and $19,334, respectively. For the three-month and nine-month periods ended September 30, 2020, interest expense on convertible senior notes was $1,132,983 and $3,279,478, respectively, and included $479,077 and $1,367,213, respectively, of debt discount amortization. For the three-month and nine-month periods ended September 30, 2020, interest expense on the Convertible Notes-Autosport USA was $47,140 and $141,000, respectively, and included $22,442 and $55,876, respectively, of debt discount amortization as compared to interest expense for the three-month and nine-month periods ended September 30, 2019 of $67,634 and 163,730, respectively, including $88,950 and $146,607, respectively of debt discount amortization. There was no interest expense on the Hercules loan for the three-month and nine-month periods ended September 30, 2020. Interest expense on the Hercules Loan for the three-month and nine-month periods ended September 30, 2019 was $0 and $758,466, respectively and included $0 and $342,841, respectively of debt issuance cost amortization. On May 14, 2019, the Company made a payment to Hercules Capital Inc. ("Hercules") of $11,134,695, representing the principal, accrued and unpaid interest, fees, costs and expenses outstanding under its Loan and Security Agreement (the "Loan Agreement") with Hercules. In accordance with the guidance in ASC 470-50, Debt, the Company accounted for the extinguishment of the Hercules Loan Agreement as an extinguishment and recognized a loss on early extinguishment of debt of $1,499,250 for the year ended December 31, 2019 in the Consolidated Statements of Operations included in the Company's Form 10-K for the year ended December 31, 2019.

Loss Contingencies and Insurance Recoveries

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The Company continues in the process of reviewing damages and coverages with its insurance carriers. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $3,801,203; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000. All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss however, the insurer has advanced $5,615,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered.

As a result of the damage caused by the tornado the Company has concluded that the utility of the inventory damaged by the storm is impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the nine-months ended September 30, 2020 the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that are a total loss and $7,284,638 in loss in value for vehicle partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the September 30, 2020 condensed consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of income from continuing operations for the nine-month ended September 30, 2020.

Derivative Liability

In connection with the issuance of the Old Notes (as defined below), a derivative liability was recorded at issuance with an interest make-whole provision of $1,330,000. The derivative liability is remeasured at each reporting date with any change in value being recorded in the Statement of Operations; as of December 31, 2019, the derivative liability was valued at $27,500. On January 14, 2020, the Company completed the 2020 Note Offering (as defined below), whereby the $30,000,000 of Old Notes were cancelled and exchanged for $30,000,000 New Notes. Also, in the 2020 Note Offering, the Company sold an additional $8,750,000 of New Notes (as defined below), yielding the Company net proceeds of $8,272,375. Pursuant to ASC 470 the Company accounted for the exchange as a note extinguishment where the remaining $27,500 liability was written off and the Company recorded a new Make Whole Derivative Liability of $137,488 as calculated under the Lattice Model. The lattice model used using a "with-and-without method," where the value of the convertible senior notes including the embedded derivative, is defined as the "with", and the value of the convertible senior notes excluding the embedded derivative, is defined as the "without"; the inputs used include a range of prices around the Company's stock price on the date of valuation ($0.73 on January 14, 2020 and $0.23 on March 31, 2020), as well as the Note conversion rate, maturity date, U.S. Treasury risk-free interest rates over the entire 10-year yield curve, and estimated stock price volatility (55% on January 14, 2020 and 95% on March 31, 2020). The derivative liability is remeasured at each reporting date with the change in value of recorded in the Statements of Operations. The change in value of the derivative liability for the three-months ended September 30, 2020 was $13,518. The value of the derivative liability as of September 30, 2020 is $20,345.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense including debt extinguishment and depreciation and amortization, and certain charges and expenses, such as non-cash compensation costs, acquisition related costs, derivative income, impairment charges, litigation expenses, severance, new business development costs, and insurance recoveries as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,486,915	$(8,871,781)	$(19,506,955)	$(30,149,685)
Add back:
Interest expense (including debt extinguishment)	1,488,090	2,031,697	4,999,092	6,850,939
Depreciation and amortization	536,381	473,670	1,567,697	1,283,333
EBITDA	3,511,386	(6,366,414)	(12,940,166)	(22,015,413)

Adjustments
Impairment loss on automotive inventory	-	-	11,738,413	-
Impairment loss on fixed assets	-	-	177,626	-
Insurance recovery proceeds	-	-	(5,615,268)	-
Non-cash-stock-based compensation	862,555	689,130	2,425,316	2,335,242
Acquisition related costs	-	-	-	378,208
Change in derivative liability	13,518	(630,000)	(7,155)	(820,000)
Severance	-	1,079,438	-	1,079,438
New business development	-	426,885	-	1,173,928
Litigation expenses	280,842	-	1,027,689	61,446
Other non-reoccurring costs	51,387	48,676	51,387	1,441,603
Adjusted EBITDA	$4,719,688	$(4,752,285)	$(3,142,158)	$(16,365,548)

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

Our ability to service our debt and fund working capital, capital expenditures, and business development efforts will depend on our ability to generate cash from operating and financing activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory, and other conditions, some of which may be beyond our control. Our future capital requirements will depend on many factors, including our rate of revenue growth, our expansion of our various lines of business and the timing and extent of our spending to support our marketing, technology and software development efforts.

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

We had the following liquidity resources available as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$3,412,772	$49,660
Restricted cash (1)	5,545,892	6,676,622
Total cash, cash equivalents, and restricted cash	8,958,664	6,726,282
Availability under short-term revolving facilities	43,049,716	35,839,030
Committed liquidity resources available	$52,008,380	$42,565,312
_________________________
(1) Amounts included in restricted cash represent the deposits required under the Company's line of credit-floor plan.

On May 9, 2019, the Company entered into a purchase agreement with JMP Securities LLC to issue and sell $30,000,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the "Old Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "2019 Note Offering"). The proceeds for the 2019 Note Offering after deducting the initial purchaser's discounts, advisory fees, and related offering expenses, were approximately $27,385,500.

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

Also on January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by the Joinder Agreement, with the investors in the 2019 Note Offering , pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the "New Notes"), and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering, after deducting for the payment of accrued interest and offering-related expenses, but exclusive of company costs were $8,272,375.

As of September 30, 2020, and December 31, 2019, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $47,256,808 and $82,585,522, respectively, summarized in the table below. See Note 8 — Notes Payable and Lines of Credit, Note 9 –Convertible Notes, and Note 11 – Stockholders' Equity to our condensed consolidated financial statements included above.

Asset-Based Financing:	September 30, 2020	December 31, 2019
Inventory	$11,950,284	$59,160,970
Convertible senior notes	39,583,334	31,333,334
Senior unsecured notes	8,297,025	2,568,843
Total debt	58,830,644	93,063,147
Less: unamortized discount and debt issuance costs	(12,573,836)	(10,477,625)
Total debt, net	$47,256,808	$82,585,522

The following table sets forth a summary of our cash flows for the nine-months ended September 30, 2020 and 2019:

	Nine-Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$26,197,496	$(25,792,934)
Net cash used in investing activities	(1,772,853)	(3,413,931)
Net cash provided by financing activities	(22,192,261)	26,816,119
Net increase in cash	$2,232,382	$(2,390,746)

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the nine-months ended September 30, 2020, net cash provided by operating activities was $26,197,496, an increase of $51,990,430 compared to net cash used in operating activities of $25,792,934 for the nine-months ended September 30, 2019. The increase in our net cash provided by operating activities was primarily due to a $22,558,769 decrease in our net loss, excluding the impairment losses on inventory and fixed assets of $11,738,413 and $177,626, respectively that were incurred due to the Nashville tornado, the insurance recovery of $5,615,268 as well as $23,816,393 of changes in operating assets and liabilities during each period, primarily vehicle inventory, accounts receivable and accounts payable. The change in net income was a result of: (i) our continued disciplined approach to sales volume as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the nine-month periods ended September 30, 2020; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) a reduction in staffing levels, adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of the COVID-19 pandemic on commercial activity.

Investing Activities

Our primary use of cash for investing activities is for technology development and acquisitions to expand our operations. Cash used in investing activities was $1,772,853 and $3,413,931 during the nine-months ended September 30, 2020 and 2019, respectively, a decrease of $1,641,078. The decrease primarily relates to a reduction in technology spending and no acquisition activities during the nine-month period ended September 30, 2020 as compared to the same period in 2019. The Company acquired Autosport in February 2019 which included a cash payment of $835,000. The decrease in technology spending was a result of a reduction in staffing levels, adjusted purchasing and a deferral of discretionary growth expenditures due to the adverse impact of the COVID-19 pandemic on commercial activity.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash used in financing activities was $22,192,261 for the nine-months ended September 30, 2020 as compared to net cash provided by financing activities of $26,816,119 for the same period of 2019. The $49,008,380 decrease in cash provided by financing activities was a result of paying down the floor plan lines of credit offset by the proceeds from the 2020 Public Offering.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

●
The growth of our business relies significantly on our relationships with regional partners in our network;

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

●
The recent outbreak of COVID-19 may continue to have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity;

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal control to minimize the impact on their design and operating effectiveness.

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

PART II – OTHER INFORMATION

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

 On September 16, 2020, the Company issued 2,506 shares of Class B Common Stock to Joseph Reece in connection with Mr. Reece’s departure from the Board. These shares were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.
Exhibits.

Exhibit No.	Description
10.1	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on August 26, 2020).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
_________________________
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: November 16, 2020	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)