Form 10-K
period 2020-12-31
RumbleON, Inc.
filed 2021-03-31
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(214) 771-9952
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

As of June 30, 2020, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $17.5 million.

The number of shares of Class B Common Stock, $0.001 par value, outstanding on March 26, 2021 was 2,286,404 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on March 26, 2021.

RUMBLEON, INC.

Table of Contents to Annual Report on Form 10-K

for the Year Ended December 31, 2020

PART I

In this Annual Report on Form 10-K, "we," "our," "us," "RumbleOn," and "the Company" refer to RumbleOn Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, the following sections: Item 1 "Business," Item 1A "Risk Factors," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, in 2019 we enhanced our platform to accommodate nearly any VIN-specific vehicle, and via our October 2018 acquisition of Wholesale, Inc., we made a concerted effort to grow our cars and light truck categories. In August 2020, we launched RumbleOn 3.0, bringing traditional brick and mortar powersports dealers across the country online. Then, in March 2021, we announced a definitive agreement to combine our ecommerce platform with the RideNow powersports group, the nation's largest powersports retailer. Completion of this transaction is subject to a number of conditions, but we expect to close the business combination during the second or third quarter of 2021.

Recent Developments

RideNow Transaction

On March 12, 2021, we announced a definitive agreement to combine with the RideNow dealership group, the nation’s largest powersports retailer, to create the only omnichannel customer experience in powersports and the largest publicly traded powersports dealership platform (the “RideNow Transaction”). Under the terms of the definitive agreement, we will combine with up to 46 entities operating under the RideNow brand for a total consideration of up to $575.4 million, consisting of $400.4 million of cash and approximately 5.8 million shares of our Class B Common Stock. We will finance the cash consideration through a combination of up to $280.0 million of debt and the remainder through the issuance of new equity. We have has entered into a commitment letter with Oaktree Capital Management, L.P. (“Oaktree”) to provide for the debt financing, subject to certain conditions (the “Oaktree Financing”). The number of shares to be issued to RideNow is subject to increase as described in the definitive agreement. The RideNow Transaction is subject to successful completion of the debt and equity financing, RumbleOn stockholder approval, manufacturer approval, other federal and state regulatory approvals, and other customary closing conditions as described in the definitive agreement. We expect to close the RideNow Transaction during the second or third quarter of 2021. The foregoing description of the definitive agreement and debt financing does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Plan of Merger and Equity Purchase Agreement, dated March 12, 2021, Registration Rights and Lock-Up Agreement, dated March 12, 2021, Commitment Letter, dated March 12, 2021, and Warrant, dated March 12, 2021, copies of which are incorporated by reference to this report as Exhibits 2.4, 10.33, 10.31 and 4.11. See the section titled Subsequent Events in the MD&A included in this report for a discussion of the RideNow Transaction and Oaktree Financing.

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

We utilize internally developed software and real time APIs to look at the overall supply chain and reconfigure inventory for the purpose of acquisition and distribution. Our technology aggregates multiple data sources in real-time, tracking and cataloging inventory across the country.

We analyze real-time market data to inform our acquisition decisions, continually capturing and archiving such data using advanced algorithms, to calibrate pricing and estimate freight and reconditioning expenses. The values are then used in our Cash Offer tool to quickly determine a fair and reasonable, non-negotiable offer.

Lastly, we continue to enhance our website and mobile application to provide not only a compelling user experience, from the front-end user interface and powerful search tools to enabling secure data, document and payment exchanges between parties, but also to help optimize search engine marketing and lower overall cost of customer acquisition. For example, the RumbleOn app has features such as auto-populating details into the Cash Offer tool when a customer scans their VIN, we introduced simplified uploading of vehicle photos by app users, we integrate technologies to try and block inappropriate content on our Classifieds site, and we are creating fun social experiences like our Road Trip Planner and successful blog campaigns. We announced the launch of RumbleOn 3.0 in August of 2020. At that time, we had more than 18,000 powersport listings on our site, from over 130 dealer locations around the country. We’ve since massively scaled the offering, and currently have more than 50,000 listings from over 300 dealer locations from coast to coast on our platform.

The business combination with RideNow is a natural evolution of our RumbleOn 3.0 strategy. This combination will create the only omnichannel customer experience in powersports and the largest publicly traded powersports dealership platform. With more than 7,000 powersports dealers in the US and 85% of these dealers who own only a single location, this industry remains ripe for consolidation. Our technology, OEM relationships, winning culture and new financial partners make us the partner of choice for dealers around the country. Many of them, like RideNow, will get to know us through RumbleOn 3.0.

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

As such, we are very focused on nimbly managing our overall inventory and strive to maintain our current average days to sale under 30 days. We believe this not only minimizes potential impacts on profits from the items described above but also provides us significant competitive benefits; namely: i) we have flexibility to adjust our inventory in response to unforeseen market dynamics – such as adverse weather conditions, including tornadoes and hurricanes, or other events or conditions that impact purchasing decisions, including disruptions in the domestic and global economy due to the COVID-19 pandemic (discussed below); and ii) we can make swift decisions to capitalize on market anomalies or leverage arbitrage opportunities that may benefit our volume and margins in a more consistent fashion.

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

Wholesale Inc. and GotSpeed (formerly known as AutoSport), Powered by RumbleOn (as well as any other sub-brands we may utilize) – The significant local brand awareness these parallel sites provide allows us to take advantage of existing organic search benefits and customer goodwill by creating a locally branded website with most of the same functionality as RumbleOn.com.

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

Automotive

The U.S. used car marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and used vehicles; independent used car dealers; online and mobile sales platforms; and private parties. There are approximately 18,000 franchised automotive dealerships, which sell both new and used vehicles, as well as approximately 43,000 used car independents in the U.S. according to NADA and Borrell Associates' 2017 Outlook, respectively. Moreover, the top 100 car retailers control approximately 8.6% of the used car market share in 2018 according to Automotive News.

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

Powersports

We currently operate in the powersports and recreational vehicle market with significant scale and breadth of products. The Motorcycle Industry Council estimates that in 2018, 10.1 million U.S. households owned the 12.2 million motorcycles. Of these, 87% of these were on-highway models, our initial targeted segment. According to the Powersports Business 2020 Market Data Book, pre-owned motorcycle registrations were 1 million units in 2019 with new unit sales of approximately 281,179. The owner demographic is favorable to the market outlook as millennials and baby boomers are maturing into the median ranges. The owner group is characterized by brand loyal riding enthusiasts.

Our initial focus was on pre-owned Harley-Davidson motorcycles as it provided a targeted, identifiable segment to establish the functionality of the platform and the RumbleOn brand. Harley-Davidson is a highly regarded and dominant brand in the motorcycle market, (representing approximately 50% market share of new 601cc+ on-road motorcycles according to both Harley-Davidson public filings and the Motorcycle Industry Council) and there were approximately 3.1 million Harley Davidson riders in 2019, up approximately 55,00 from the prior year per the IHS Markit Motorcycles in Operations data. As our business has evolved, we have expanded into other powersports and recreational vehicle with a strong emphasis on the “other" brands of motorcycles (Honda, Yamaha, Kawasaki, Suzuki, etc.), which essentially doubled the available market and is a natural extension as these vehicles are often sold or traded for Harley-Davidson vehicles. The “other" market and dealer profile closely mirror that of the Harley-Davidson market although it is more highly fragmented and the average pre-owned vehicle selling price is less than a pre-owned Harley Davidson. In addition, many of the “other" dealers also retail other powersport vehicles including ATVs, UTVs, snowmobiles and personal watercraft providing RumbleOn an opportunity for product extensions by leveraging existing regional partner relationships.

The ATV, UTV/side-by-side, snowmobile and personal watercraft vehicle, or PWC, markets, are a logical next extension for our platform, as there is significant overlap in the motorcycle dealer base with dealers of these products. According to estimates from the Powersports Business 2020 Market Data Book, approximately 930,000 ATV/UTV/side-by-sides and 55,000 snowmobiles sold world-wide in 2019, and there are estimated to be approximately 1.2 million snowmobiles registered in the United States with another 600,000 in Canada. Lastly, according the Powersports Business 2020 Market Data Book, in 2019 there were more than 73,000 new PWCs sold in the United States and there are currently more than 1.2 million PWCs registered in the United States.

During the third quarter of 2020 we launched RumbleOn.com version 3.0 consistent with our plan to allow dealers to leverage our marketplace to list their inventory and receive corresponding leads for future fees for things such as cash offers, pre-qualification for lending and many others both present and future. At the request of many dealers and as part of the 3.0 launch, we also released our highly anticipated B2B powersports dealer only marketplace we call Dealer Direct, which enabled us to be the first to offer a pure online solution for dealer-to-dealer transactions in powersports. This online dealer platform has proven to be extremely successful for dealers in the auto segment through a host of providers and, while in the early stages, in 2020 we enrolled in excess of 200 dealers with over 40,000 available listings. Dealer Direct has not only allowed for higher margins on our owned inventory distribution but in future periods will allow for revenue from multiple transaction fees charged to dealers. By aggregating inventory on 3.0 from across the country, we are able to offer dealers access to our host of software solutions to improve their business and put them in a position to participate in pure online transactions and while increase our reach with valuable content and data from the site.

The United States pre-owned powersports and recreational vehicle marketplace is highly fragmented, and we face competition from franchised dealers, who sell both new and pre-owned vehicles; independent dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of vehicles, breadth and depth of product selection, and value pricing. Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in pre-owned vehicle sales includes our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our low, no-haggle prices and our 100% online marketplace platform including our website and mobile web application and our ability to make a cash offer to purchase a vehicle with our customer-friendly sales process and our breadth of selection of the most popular makes and models available on our website. In addition, we believe our willingness to make a cash offer to purchase a customer's vehicle, whether or not the customer is buying a vehicle from us, provides a competitive sourcing advantage for vehicle sales allowing us to offer value-oriented pricing. We believe the principal competitive factors for our ancillary products and services include an ability to offer a full suite of products at competitive prices delivered in an efficient manner to the customer. We compete with a variety of entities in offering these products including banks, finance companies, insurance and warranty providers and extended vehicle service contract providers. We believe our competitive strengths in this category will include our ability to deliver products in an efficient manner to customers utilizing our technology and our ability to partner with key participants in each category to offer a full suite of products at competitive prices. Lastly, additional competitors may enter the businesses in which we will operate.

The supply of pre-owned vehicles, including powersports, automobiles and light trucks, is influenced by a variety of factors, including: the total number of vehicles in operation; the rate of new vehicle sales, which in turn generate pre-owned vehicles; and the number of pre-owned vehicles sold or remarketed through our consumer and dealer channels. Based on the large number of new and used vehicles being sold each year, coupled with the relatively small market share of any single used vehicle seller, we believe that both sources of used vehicles, and our ability to sell them, will continue to be sufficient to meet our current and future needs.

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

Nashville Tornado

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to our facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, currently assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which we have coverage in the amount of $6,000,000.

All three components of our loss claim have been submitted to its insurers. The Company’s inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer has advanced $5,615,268 against the final settlement. The building insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting a complete recovery, net of $5,000 reflecting our deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

COVID-19 Pandemic

The rapid spread of COVID-19 since March 2020 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. The COVID-19 situation has created an unprecedented and challenging time for our Company. Our current focus is on positioning the Company for a strong recovery when this crisis is over. During 2020 we took steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates; however, in April 2020 we laid-off 169 associates. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, the inspection and reconditioning centers of our partners, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could further limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

Outlook

The COVID-19 pandemic effect on commercial activity and the significant damage sustained to our wholesale automotive business from a tornado in early March 2020 had a significant negative impact on the growth in unit volume and revenue for our powersports, automotive and transportation businesses for the year ended December 31, 2020. Based on the evolving aspects of COVID-19 and uncertainty surrounding its future development, it may continue to have a negative impact on unit volumes and revenue in future periods. Since the significant decrease in demand experienced in early March through mid-April, we have seen monthly unit sales and revenue increase sequentially month-over-month through July 2020. However, during the six-month period ended December 31, 2020, our average days to sale decreased and average selling prices increased as dealers saw high industry-wide market prices. The effect of these higher market prices resulted in lower levels of inventory available to purchase for resale causing a decline in unit sales beginning in September as compared to July and August. This supply and demand imbalance continued to impact the historically seasonally adjusted fourth quarter volume, particularly given the worldwide rise in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Intellectual Property and Proprietary Rights

Our brand image and intellectual property are an important element of our business strategy.  As of December 31, 2020, we have a trademark registration for "RumbleOn" in the United States as well as with the Madrid Protocol, a patent covering near field communications to store and retrieve vehicle information, and various applications pending with the U.S. Patent and Trademark Office.

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

Employees

As of December 31, 2020, we had approximately 157 full time and two part-time employees.

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

On February 3, 2019, the Company completed the acquisition of all of the equity interests of Autosport USA, Inc. ("Autosport"), an independent pre-owned vehicle distributor, pursuant to a Stock Purchase Agreement, dated February 1, 2019 (the "Stock Purchase Agreement"), by and among RMBL Express, LLC, a wholly owned subsidiary of Company, Scott Bennie (the "Seller") and Autosport. Aggregate consideration for the Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) a fifteen-month $500,000 promissory note in favor of the Seller, plus (iii) a three-year $1,536,000 convertible promissory note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Acquisition, the Company also paid outstanding debt of Autosport of $235,000 and assumed additional debt of $257,933 pursuant to a promissory note payable to Seller. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of December 31, 2020, there have been no payments earned under the performance thresholds and, as of the date of this filing, the Seller’s right to any earnout payments has expired.

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

Item 1A.
Risk Factors

Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations of our future financial performance, and the trading price of our Class B common stock could decline.

Risk Factors Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in this section. This summary should be read in conjunction with the full description of "Risk Factors" in this section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary and the information in this section, you should consider the other information contained in this Annual Report on Form 10-K before investing in our securities.

Risks Related to Our Business

●
We continue to develop and expand our business and these investments may not result in successful growth of our business.
●
The development of our business to date may not be indicative of our future growth prospects and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
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
●
The ongoing effects of COVID-19 may have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

Risks Related to the RideNow Transaction

●
Completion of the RideNow Transaction is subject to the conditions contained in the RideNow Agreement and if these conditions are not satisfied, the RideNow Transaction will not be completed.
●
Failure to complete the RideNow Transaction could negatively impact our stock price and our future business and financial results.
●
The RideNow Transaction will involve substantial costs.
●
In connection with the RideNow Transaction, we will incur additional indebtedness, which could adversely affect us, including our business flexibility and will increase our interest expense.

Risks Related to Ownership of our Class B Common Stock

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
●
Redemption may adversely affect the return on the Notes.
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

Risks Related to Our Business

We continue to develop and expand our business and these investments may not result in successful growth of our business.

We expect to make significant investments in the further development and expansion of our business and these investments may not result in the development, operation, or growth of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for a number of reasons, including a lack of demand for our products and services, increasing competition, weakness in the automotive, powersports and recreational vehicle industries generally, as well as other risks described in these Risk Factors, and we may encounter unforeseen expenses, difficulties, complications and delays, and other unknown factors relating to the development and operation of our business. Accordingly, we may not be able to successfully develop and operate our business, generate revenue, or achieve or maintain profitability.

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

The development of our business to date may not be indicative of our future growth prospects and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

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

We may not successfully accomplish any of these objectives. We plan to make investments for future growth and we expect to expend substantial financial and other resources on:

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

In addition, our anticipated growth may place significant demands on our management and our operational and financial resources. As we grow, we expect to hire additional personnel. Also, our organizational structure will become more complex as we add additional staff, and we will need to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures.

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

We depend in part on Internet search engines and social media such as Google™, Bing™, and Facebook™ to drive traffic to our website. For example, when a user searches the internet for a particular type of powersports or recreational vehicle, we will rely on a high organic search ranking of our webpages in these search results to refer the user to our website. However, our ability to obtain such high, non-paid search result rankings is not within our control. Our competitors' Internet search engine and social media efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines or social media companies modify their search algorithms or display technologies in ways that are detrimental to us, or if our competitors' efforts are more successful than ours, overall growth in our user base could slow or our user base could decline. Internet search engine providers could provide recreation vehicle dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our website through Internet search engines could harm our business and operating results.

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

We cannot assure you that we are able to provide a compelling vehicle buying experience to our users and dealers, and our failure to do so will mean that the number of transactions between our users, RumbleOn and dealers will decline, and we will be unable to effectively monetize our user traffic. We believe that our ability to provide a compelling powersport and recreation vehicle buying experience is subject to a number of factors, including:

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

The growth of our business relies significantly on our ability to increase the number of regional partners and dealers in our network such that we are able to increase the number of transactions between our users and regional partners. Failure to do so would limit our growth.

Our ability to both grow the number of regional partners and dealers in our network and increase the average number of transaction originating from each is an important factor in growing our business. We may be viewed in a negative light by regional partners and dealers, and there can be no assurance that we will be able to maintain or grow the number of regional partners or dealers in our network.

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

We rely on third-party financing providers to finance a portion of our customers' vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We provide financing to qualified customers through a number of third-party financing providers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations. We rely on third-party providers to supply EPP products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third parties. If one or more of these third-party providers cease to provide EPP products, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.

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

We may from time-to-time face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors or non-practicing entities.

Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

In addition, we use open-source software in our products and will use open-source software in the future. From time to time, we may face claims against companies that incorporate open-source software into their products, claiming ownership of, or demanding release of, the source code, the open-source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open-source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.

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

The ongoing impact of COVID-19 may have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

The global outbreak of COVID-19 resulted in severe disruptions in general economic activities, particularly retail operations, as businesses and federal, state, and local governments take increasingly broad actions to mitigate this public health crisis. We have experienced significant disruption to our business, both in terms of disruption of our operations and the adverse effect on overall economic conditions. These conditions may continue to significantly negatively impact aspects of our business. Our business is also dependent on the continued health and productivity of our associates throughout this crisis. Individually and collectively, we expect the ultimate consequences of the COVID-19 outbreak may have a significant negative impact on our business, sales, results of operations, financial condition, and liquidity.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Risks Related to the RideNow Transaction

Completion of the RideNow Transaction is subject to the conditions contained in the RideNow Agreement and if these conditions are not satisfied, the RideNow Transaction will not be completed.

The completion of the RideNow Transaction is subject to various closing conditions, including (a) the making of all filings and other notifications required to be made under any Antitrust Law (as defined in the RideNow Agreement) for the consummation of the RideNow Transaction, the expiration or termination of all waiting periods relating thereto, and the receipt of all clearances, authorizations, actions, non-actions, or other consents required from a governmental authority under any Antitrust Law for the consummation of the RideNow Transaction, (b) performance in all respects by each party of its covenants and agreements, (c) the Company obtaining stockholder approval of the RideNow Transaction and related matters, (d) the shares of our Class B Common Stock to be issued as consideration in the RideNow Transaction being approved for listing on Nasdaq, and (e) the receipt of consent to the RideNow Transaction from certain powersports manufacturers.

Many of the conditions to the closing of the RideNow Transaction are not within our control, and we cannot predict with certainty when or if these conditions will be satisfied. The failure to satisfy any of the required conditions could delay the completion of the RideNow Transaction or prevent it from occurring. Any delay in completing the RideNow Transaction could cause us not to realize some or all of the benefits that we expect to achieve if the RideNow Transaction is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the RideNow Transaction will be satisfied or that the RideNow Transaction will be completed or that if completed we will realize the anticipated benefits.

Failure to complete the RideNow Transaction could negatively impact our stock price and our future business and financial results.

If the RideNow Transaction is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the RideNow Transaction, we could be subject to a number of negative consequences, including, among others: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we will still be required to pay certain significant costs relating to the RideNow Transaction, including legal, accounting, and financial advisor costs; and (iii) matters related to the RideNow Transaction (including integration planning) require substantial commitments of our time and resources, which could result in our inability to pursue other opportunities that could be beneficial to us. If the RideNow Transaction is not completed or if completion of the RideNow Transaction is delayed, any of these risks could occur and may adversely affect our business, financial condition, financial results, and stock price.

The RideNow Transaction will involve substantial costs.

We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the RideNow Transaction. The substantial majority of the non-recurring expenses will consist of transaction and regulatory costs related to the RideNow Transaction. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the RideNow Transaction and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In connection with the RideNow Transaction, we will incur additional indebtedness, which could adversely affect us, including our business flexibility and will increase our interest expense.

We will have increased indebtedness following completion of the RideNow Transaction, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses related to the financing of the RideNow Transaction. The amount of cash required to pay interest on our increased indebtedness following completion of the RideNow Transaction and thereby the demands on our cash resources will be greater than the amount of cash flow required to service our indebtedness prior to the RideNow Transaction. The increased levels of indebtedness following completion of the RideNow Transaction could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies and cost savings from the RideNow Transaction, or if our financial performance after the RideNow Transaction does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

Risks Related to Ownership of our Class B Common Stock

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

Our executive officers and directors as a group own shares of our Class A Common Stock and Class B Common Stock representing approximately 31.24% in aggregate of our voting power as of March 26, 2021, including approximately 25.28% in aggregate voting power held by Messrs. Chesrown and Berrard as the only holders of our 50,000 outstanding shares of our Class A Common Stock, which has 10 votes for each one share outstanding. As a result, these stockholders have the ability to exert significant control over matters requiring stockholder approval. For example, these stockholders are able to exert significant control over elections of directors, amendments of our organizational documents' approval of any merger, including the RideNow Transaction, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as a stockholder or to take other action that you may believe are not in your best interest as a stockholder. This may also adversely affect the market price of our Class B Common Stock.

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

We are currently subject to reduced reporting requirements so long as we are considered a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently subject to reduced reporting requirements so long as we are considered a "smaller reporting company". We cannot predict if investors will find our common stock less attractive because we currently rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2020, excluding operating lease liabilities and the derivative liability, our total consolidated net indebtedness was $53,108,353, net of unamortized debt discount of $12,045,479. This includes $17,811,626 of secured indebtedness directly attributable to the Company's vehicles in inventory or held for sale, and the security of those lenders includes all of the vehicles financed by such lenders as well as all of the assets of our subsidiaries.

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

On the occurrence of a fundamental change, you have the right to require us to repurchase all or a portion of your Notes. However, the fundamental change provisions do not afford protection to holders of Notes in the event of other transactions that could adversely affect the Notes. For example, transactions such as leveraged recapitalizations, refinancing’s, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the Notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of Notes.

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

As a result of the beneficial ownership limits, shares of Class B Common Stock otherwise deliverable upon conversion of Notes may be delayed, or never delivered at all. These limitations on beneficial ownership may force you to sell shares of our Class B Common Stock or other securities you own in order to receive shares you would otherwise be entitled to receive upon conversion. If holders convert their Notes and do not receive any shares otherwise deliverable upon conversion, we are not responsible for any lost value due to a delayed delivery, or if they are never delivered as a result of the conversion restrictions described above.

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

Item 1B.
Unresolved Staff Comments.

None.

Item 2.
Properties.

Powersports and Automotive Segments

We currently maintain our corporate offices at 901 W Walnut Hill Lane, Irving, Texas 75038, and we occupy a small administrative office in Las Vegas to support the development of our RumbleOn Finance business.  Aggregate annual rent for these two facilities is approximately $510,000 plus, in Las Vegas, our proportionate shares of the landlord’s excess operating costs.  The term of the Irving, TX lease expires in Q2 2023; however we can elect to extend the term for up to seven years at a rate equal to the lesser of (i) prevailing rental rates at the time of renewal or (ii) 105% of the annual Base Rent for the immediately preceding term.  The Las Vegas, NV lease expires in Q3 2022 and we have a single five (5) year renewal option with a minimum annual increase of 3% each year of the renewal period.

We have a facility in the greater Nashville, TN metropolitan area that we assumed as part of the acquisition of Wholesale, Inc. It is intended to serve three main purposes: i) as a general office/administrative location, ii) a staging and reconditioning property, and iii) as a retail sales location where we display vehicles and operate a traditional used car sales lot.  The underlying lease in Nashville expires on Q4 2021 and we have two (2) renewal options, each of which provides for five (5) additional years with ten percent (10%) increase in the base rent. The total rent for the facility is currently approximately $25,000 per month.  In March 2020, the facility took a direct hit from a tornado and most of the facility was destroyed.  Since that time, we have cleared the property of all but one structure we were able to remediate and we have placed several temporary trailers on the property to house administrative and salespersons as we work through the rebuilding process with the landlord; we expect a new retail storefront to be open on the property in 2022.  Our use of the property for vehicle staging and reconditioning resumed in Q3 2020.

We lease space in West Palm Beach, FL to support the operations of our GotSpeed retail location; we believe we pay market rates, the term of this lease run through December 2023, and we have an option to extend the lease for an additional two years with approximately 5% annual increases in each year.

The Company is a tenant at two facilities that serve as fulfillment centers – one in Arlington, Texas, and another in Ocoee, Florida.  The locations will allow those from whom we purchase vehicles to drop them off as well as serve as pick-up locations for customers who have purchased vehicles from us and elected not to have the vehicle delivered to their home.  The Arlington, TX facility is approximately 7,000 square feet and the Ocoee, FL center is approximately 56,000 square feet.  Aggregate rent on these two facilities is approximately $525,000.  We have less than twelve (12) months remaining on the Arlington, TX but have three one-year renewal options; the Ocoee facility is under lease through mid-2025 with the ability to lease it for up to five additional years.

In April 2020 we sublet our former corporate headquarters in Coppell, TX to a third party, and in Q2 2020 due to COVID-19 we ceased operations of a newly opened fulfillment center in Las Vegas.  In October 2020 we began marketing the Las Vegas facility for sublease, and in January 2021 we entered a sublease effective as of the same month.  The term of each sublease encompasses the initial term of the respective primary lease, and the collective monthly rent charged in the subleases covers all but a de minimis portion of our monthly exposure to these two facilities.

Vehicle Logistics and Transportation Services

The needs of the Vehicle Logistics and Transportation Services segment of our operations are currently serviced out of a 5,800 sq. ft. facility we lease in Mesa, AZ, as well as a portion of space we have in Nashville, TN.  For the majority of 2020 we also had to make rent payment for two facilities we had vacated however those leases have terminated and we have no remaining obligations on them.  Our lease on the Mesa, AZ location runs through Q2 2023 and our annual rent is approximately $120,000.

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

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. The Company has retrospectively adjusted the per share and share amounts included in this Annual Report on Form 10-K for the Reverse Stock Split.

Holders of Common Stock

As of March 26, 2021, we had approximately 38 stockholders of record of 2,286,404 issued and outstanding shares of Class B Common Stock and two holders of record of 50,000 issued and outstanding shares of Class A Common Stock.

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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experience. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Since our acquisitions of Wholesale, Inc. ("Wholesale") in October 2018 and Autosport USA, Inc. ("Autosport") in February 2019, we have significantly increased our sales of cars and light trucks ("automotive"). Of the 18,024 vehicles we sold in 2020, 12,741 (70.7%) were automotive and 5,283 (29.3%) were powersports vehicles. In 2019, we sold 43,143 vehicles of which 29,952 (69.4%) were automotive and 13,191 (30.6%) were powersports vehicles. In August 2020, we launched RumbleOn 3.0, bringing traditional brick and mortar powersports dealers across the country online. Then, in March 2021, we announced a definitive agreement to combine our ecommerce platform with the RideNow powersports group, the nation's largest powersports retailer as discussed further below.

RideNow Transaction

On March 12, 2021, we announced a definitive agreement to combine with the RideNow dealership group, the nation’s largest powersports retailer, to create the only omnichannel customer experience in powersports and the largest publicly traded powersports dealership platform (the “RideNow Transaction”). Under the terms of the definitive agreement, we will combine with up to 46 entities operating under the RideNow brand for a total consideration of up to $575.4 million, consisting of $400.4 million of cash and approximately 5.8 million shares of our Class B Common Stock. We will finance the cash consideration through a combination of up to $280.0 million of debt and the remainder through the issuance of new equity. We have has entered into a commitment letter with Oaktree Capital Management, L.P. ( “Oaktree”) to provide for the debt financing, subject to certain conditions (the “Oaktree Financing”). The number of shares to be issued to RideNow is subject to increase as described in the definitive agreement. The RideNow Transaction is subject to successful completion of the debt and equity financing, RumbleOn stockholder approval, manufacturer approval, other federal and state regulatory approvals, and other customary closing conditions as described in the definitive agreement. We expect to close the RideNow Transaction during the second or third quarter of 2021. The foregoing description of the definitive agreement and debt financing does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Plan of Merger and Equity Purchase Agreement, dated March 12, 2021, Registration Rights and Lock-Up Agreement, dated March 12, 2021, Commitment Letter, dated March 12, 2021, and Warrant, dated March 12, 2021, copies of which are incorporated by reference to this report as Exhibits 2.4, 10.33, 10.31 and 4.11. See the section titled Subsequent Events in this MD&A for a discussion of the RideNow Transaction and Oaktree Financing.

COVID-19 Update

The rapid spread of COVID-19 since March 2020 has resulted in authorities implementing numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. The COVID-19 situation has created an unprecedented and challenging time for our Company. Our current focus is on positioning the Company for a strong recovery when this crisis is over. During 2020 we took steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates; however, in April 2020 we laid off 169 associates. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, the inspection and reconditioning centers of our partners, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could further limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

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

Nashville Tornado

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss comprises three components: (1) inventory loss, currently assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, currently assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the Company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer has advanced $5,615,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible and has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

Outlook

The COVID-19 pandemic effect on commercial activity and the significant damage sustained to our wholesale automotive business from a tornado in early March 2020 had a significant negative impact on the growth in unit volume and revenue for our powersports, automotive and transportation businesses for the year ended December 31, 2020. Based on the evolving aspects of COVID-19 and uncertainty surrounding its future development, it may continue to have a negative impact on unit volumes and revenue in future periods. Since the significant decrease in demand experienced in early March through mid-April, we have seen monthly unit sales and revenue increase sequentially month-over-month through July 2020. However, during the six-month period ended December 31, 2020, our average days to sale decreased and average selling prices increased as dealers saw high industry-wide market prices. The effect of these higher market prices resulted in lower levels of inventory available to purchase for resale causing a decline in unit sales beginning in September as compared to July and August. This supply and demand imbalance continued to impact the historically seasonally adjusted fourth quarter volume, particularly given the worldwide rise in COVID-19 cases. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Reportable Segments

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution of principally motorcycles, while the automotive segment distributes cars and trucks. In addition, the powersports segment includes the activities of our finance company operations. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services primarily between dealerships and auctions. The accounting policies of the segments are the same and are described in Note 1 – "Description of Business and Significant Accounting Policies" in the accompanying Notes to the Consolidated Financial Statements.

	For Year Ended December 31, 2020				For the Year Ended December 31, 2019
	Revenue	Revenue%	Gross Profit	GP%	Revenue	Revenue%	Gross Profit	GP%
Segment
Powersports	$47,526,127	11.4%	$7,465,556	15.7%	$101,008,976	12.0%	$12,335,461	12.2%
Automotive	337,084,959	81.0%	28,284,328	8.4%	717,042,511	85.3%	31,728,617	4.4%
Transportation	31,816,157	7.6%	7,615,928	23.9%	22,577,860	2.7%	6,553,898	29.0%
Subtotal	416,427,243	100.0%	43,365,812	10.4%	840,629,347	100.0%	50,617,976	6.0%
Impairment loss (1)	-	-	(11,738,413)	(2.8)%	-	-	-	-
	$416,427,243	100.0%	$31,627,399	7.6%	$840,629,347	100.0%	$50,617,976	6.0%
_________________________
(1) Impairment Loss resulting from the Nashville Tornado.

Key Operation Metrics - Powersports and Automotive Segments

We regularly review a number of metrics, to evaluate our vehicle distribution business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our growth, including increasing brand awareness, maximizing the opportunity to source the purchase of low-cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings. For the year ended December 31, 2020, the amounts reflected below and in the tables that follow in this section do not include expenditures of $343,820 and $796,365 for the powersports and automotive segments, respectively, that represent costs that are not attributed to specific vehicles.

Powersports	2020	2019
Vehicles sold	5,283	13,191
Average days to sale	43	34
Total vehicle revenue	$47,526,127	$101,008,976
Gross profit	$7,809,376	$12,335,461

Automotive	2020	2019
Vehicles sold	12,741	29,952
Average days to sale	46	23
Total vehicle revenue	$337,084,959	$717,042,511
Gross profit	$29,080,693	$31,728,617

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

Revenue

Revenue is primarily comprised of pre-owned vehicle sales We sell pre-owned vehicles through consumer and dealer sales channels. These multiple sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period based on customer demand, market conditions and available inventory. Subject to the impact of COVID-19 on our results, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers and dealers who may wish to trade-in or to sell us their vehicle independent of a retail or wholesale sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact our revenue in future periods.

Gross Profit

Gross profit is generated on pre-owned vehicle sales from the difference between the vehicle selling price and our cost of revenue associated with acquiring the vehicle and preparing it for sale. The aggregate dollar gross profit achieved are primarily through dealer sales. Pre-owned vehicles sold through our B2B “Dealer Direct” platform generally have the highest dollar gross profit since the vehicle is sold directly to the dealer without a third-party auction. Pre-owned vehicles sold to dealers through third party auctions are sold at market. Gross margin percent is gross profit as a percentage of pre-owned vehicle sales. Factors affecting gross profit and margin from period to period include the mix of pre-owned vehicles we acquire, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel. The uncertainty and continuously evolving aspects of COVID-19 may continue to impact our gross profit in future periods.

Key Operations Metrics – Powersports

	2020	2019
Key Operation Metrics:
Vehicles sold	5,283	13,191

Total Powersports Revenue	$47,526,127	$101,008,976
Gross profit	$7,809,376	$12,335,461
Gross profit per vehicle	$1,478	$935
Gross margin	16.4%	12.2%
Average selling price	$8,996	$7,657

Consumer:
Vehicles sold	458	955

Total Consumer Revenue	$5,330,008	$8,295,615
Gross profit	$1,815,239	$2,058,743
Gross profit per vehicle	$3,963	$2,156
Gross margin	34.1%	24.8%
Average selling price	$11,638	$8,687

Dealer:
Vehicles sold	4,825	12,236

Total Dealer Revenue	$42,196,119	$92,713,361
Gross profit	$5,994,137	$10,276,718
Gross profit per vehicle	$1,242	$840
Gross margin	14.2%	11.1%
Average selling price	$8,745	$7,577

Key Operations Metrics – Automotive

	2020	2019 (1)
Key Operation Metrics:
Total vehicles sold	12,741	29,952

Total Automotive Revenue	$337,084,959	$717,042,511
Gross profit	$29,080,693	$31,728,617
Gross profit per vehicle	$2,282	$1,059
Gross margin	8.6%	4.4%
Average selling price	$26,457	$23,940

Consumer:
Vehicles sold	1,336	2,792

Total Consumer Revenue	$39,933,457	$75,950,236
Gross profit	$4,578,072	$9,939,683
Gross profit per vehicle	$3,427	$3,560
Gross margin	11.5%	13.1%
Average selling price	$29,890	$27,203

Dealer:
Vehicles sold	11,405	27,160

Total Dealer Revenue	$297,151,502	$641,092,275
Gross profit	$24,502,621	$21,788,934
Gross profit per vehicle	$2,148	$802
Gross margin	8.2%	3.4%
Average selling price	$26,054	$23,604

(1) Inclusive only of Autosport as of February 3, 2019 (the "Autosport Acquisition Period").

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

	2020	2019
Revenue	$35,887,132	$31,931,488

Vehicles delivered	61,314	77,449

Gross profit	$7,615,928	$6,553,898

Gross profit per vehicle delivered	$124	$85

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale. Revenue and cost of revenue for these services for the year ended December 31, 2020 and December 31, 2019 was $4,070,975 and $9,353,628, respectively, and was eliminated in the consolidated financial statements for the years ended December 31, 2020 and 2019, respectively.

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

The Company recognizes revenue using a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. Based on the manner in which we historically recognized revenue, the adoption of ASC 606 did not have a material impact on the amount or timing of our revenue recognition, and we recognized no cumulative effect adjustment upon adoption. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 1— "Description of Business and Significant Accounting Policies – Revenue Recognition" for a further description of the Company's revenue recognition.

Pre-owned Vehicle Sales

Pre-owned vehicle sales are primarily comprised of revenue from pre-owned vehicle sales.

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

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses will continue to increase substantially in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures, but we anticipate they will decline as a percentage of sales revenue.

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the year ended December 31, 2020 and 2019, including key financial information relating to our business and operations. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for the periods before the Autosport Acquisition Date.

	For the Year ended December 31, 2020
	Powersports	Automotive	Vehicle Logistics and Transportation Services	Elimination(1)	Total	2019(2)
Revenue:
Pre-owned vehicle sales
Powersports	$46,653,668	$-	-	-	$46,653,668	$101,008,976
Automotive (2)	-	337,084,959	-	-	337,084,959	717,007,436
Transportation and vehicle logistics	-	-	35,887,132	(4,070,975)	31,816,157	22,577,860
Other	872,459	-	-	-	872,459	35,075
Total revenue	47,526,127	337,084,959	35,887,132	(4,070,975)	416,427,243	840,629,347
	-	-	-	-	-	-
Cost of revenue:	-	-	-	-	-	-
Powersports	40,060,571	-	-	-	40,060,571	88,673,515
Automotive (2)	-	308,800,631	-	-	308,800,631	685,313,894
Transportation	-	-	28,271,204	(4,070,975)	24,200,229	16,023,962
Cost of revenue before impairment loss	40,060,571	308,800,631	28,271,204	(4,070,975)	373,061,431	790,011,371
Impairment loss	-	11,738,413	-	-	11,738,413	-
Total cost of revenue	40,060,571	320,539,044	28,271,204	(4,070,975)	384,799,844	790,011,371

Gross profit	$7,465,556	$16,545,915	$7,615,928	$-	$31,627,399	$50,617,976

(1) Intercompany freight services from Wholesale Express are eliminated in the consolidated financial statements.
(2) Inclusive only of the Autosport Acquisition Period.

Powersports and Automotive Segments

The following table provides our results of operations for the years ended December 31, 2020 and 2019 for the powersports and automotive segments, including key financial information relating to these segments. Our vehicle distribution segment consists of the distribution of powersports and automotive vehicles, as further described below. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for the periods before the Autosport Acquisition Date.

	2020	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$47,526,127	$101,008,976
Automotive (1)	337,084,959	717,042,511
Total vehicle revenue	384,611,086	818,051,487

Cost of revenue:
Powersports	40,060,571	88,673,515
Automotive (1)	308,800,631	685,313,894
Total cost of revenue before impairment loss	348,861,202	773,987,409
Impairment loss on automotive inventory	11,738,413	-
Total cost of revenue	360,599,615	773,987,409

Gross profit	24,011,471	44,064,078

Selling, general and administrative	48,720,614	82,006,331

Insurance recovery proceeds	(5,615,268)	-

Depreciation and amortization	2,136,877	1,779,021

Operating loss	(21,230,752)	(39,721,274)

Interest expense	(6,633,260)	(7,186,418)
Decrease in derivative liability	10,806	1,302,500
(Loss) on early extinguishment of debt	188,164	(1,499,250)
Net loss before provision for income taxes	(27,665,042)	(47,104,442)

Benefit for income taxes	-	-

Net loss	$(27,665,042)	$(47,104,442)

(1) Inclusive only of the Autosport Acquisition Period.

Total revenue decreased by $433,440,401 to $384,611,086 for the year ended December 31, 2020 compared to $818,051,487 for the same period of 2019. Total powersports vehicle revenue decreased by $53,482,849 to $47,526,127 for the year ended December 31, 2020 compared to $101,008,976 for the same period of 2019. Total automotive revenue decreased by $379,957,552 to $337,084,959 for the year ended December 31, 2020 compared to $717,042,511 for the same period of 2019. The decrease was primarily due to a decrease in the number of pre-owned vehicles sold to 18,024 for the year ended December 31, 2020 as compared to 43,143 for the same period of 2019, which was partially offset by an increase in the average selling price per unit to $21,339 for the year ended December 31, 2020 compared to $18,961 for the year ended December 31, 2019. The decrease in vehicles sold resulted from (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in automotive unit sales resulting from the significant damage to the Company’s operating facilities and inventory held for sale in Nashville as a result of the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total cost of revenue before impairment loss decreased $425,126,207 to $348,861,202 for the year ended December 31, 2020 compared to $773,987,409 for the same period of 2019. The decrease was primarily due to the decrease in the number of pre-owned vehicles sold for the year ended December 31, 2020 as compared to the same period of 2019. Powersports total cost of revenue decreased by $48,612,944 to $40,060,571 for the year ended December 31, 2020 as compared to the same period of 2019. Automotive total cost of revenue decreased by $376,513,263 to $308,800,631 for the year ended December 31, 2020 as compared to $685,313,894 for the same period of 2019.

Powersports

The following table provides the results of operations for the year ended December 31, 2020 and 2019 for our powersports segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.

	2020	2019
Powersports

Vehicle revenue:
Consumer	$5,330,008	$8,295,615
Dealer	42,196,119	92,713,361
Total vehicle revenue	$47,526,127	$101,008,976

Vehicle cost of revenue
Consumer	$3,860,463	$6,236,872
Dealer	36,200,108	82,436,643
Total vehicle cost of revenue	$40,060,571	$88,673,515

Vehicle gross profit:
Consumer	$1,469,545	$2,058,743
Dealer	5,996,011	10,276,718
Total vehicle gross profit	$7,465,556	$12,335,461

Vehicles sold:
Consumer	458	955
Dealer	4,825	12,236
Total vehicles Sold	5,283	13,191

Gross profit per vehicle:
Consumer	$3,209	$2,156
Dealer	$1,243	$840
Total	$1,413	$935

Gross margin per vehicle:
Consumer	27.6%	24.8%
Dealer	14.2%	11.1%
Total	15.7%	12.2%

Average vehicle selling price:
Consumer	$11,638	$8,687
Dealer	$8,745	$7,577
Total	$8,996	$7,657

Powersports Vehicle Revenue

Total powersports vehicle revenue decreased by $53,482,849 to $47,526,127 for the year ended December 31, 2020 compared to $101,008,976 for the same period of 2019. The decrease in powersports revenue was primarily due to a decrease in the number of pre-owned vehicles sold to 5,283 for the year ended December 31, 2020 as compared to 13,191 for the same period of 2019, offset by an increase in the average selling price per vehicle to $8,996 for the year ended December 31, 2020 from $7,657 for the same period of 2019. The decrease in vehicles sold and increase in average selling price resulted from (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to consumers decreased by $2,965,607 to $5,330,008 for the year ended December 31, 2020 compared to $8,295,615 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 458 for the year ended December 31, 2020 compared to 955 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $11,638 for the year ended December 31, 2020 from $8,687 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the year ended December 31, 2020 as compared to the same period of 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total powersports vehicle revenue from the sale to dealers decreased by $50,517,242 to $42,196,119 for the year ended December 31, 2020 compared to $92,713,361 for the same period of 2019. The decline in powersports revenue was primarily due to the decrease in the number of pre-owned vehicles sold to 4,825 for the year ended December 31, 2020 compared to 12,236 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $8,745 for the year ended December 31, 2020 from $7,577 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the year ended December 31, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; and (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Powersports Cost of Revenue

Total powersport cost of vehicle revenue decreased by $48,612,944 to $40,060,571 for the year ended December 31, 2020 compared to $88,673,515 for the same period of 2019. The decrease was primarily due to a decrease in the number of vehicles purchased and sold for the year ended December 31, 2020 compared to the same period of 2019. The decrease in the number of vehicles purchased and sold resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for the year ended December 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $37,745,349 from the sale of 5,283 pre-owned vehicles at an average acquisition cost of $7,145; (ii) aggregate reconditioning and transportation costs of $1,971,402; and (iii) other cost not attributed to a specific vehicle of $343,820 which included a $340,268 write down of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from reduced commercial activity stemming from COVID-19. For the year ended December 31, 2019, the $88,673,515 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $85,143,181 from the sale of 13,191 pre-owned vehicles at an average acquisition cost of $6,455; and (ii) aggregate reconditioning and transportation costs of $3,530,334.

Total powersport cost of vehicle revenue from sales to consumers decreased by $2,376,409 to $3,860,463 for the year ended December 31, 2020 as compared to $6,236,872 the same period of 2019. The decrease was primarily due to a decrease in the number of vehicles purchased and sold for the year ended December 31, 2020 compared to the same period of 2019. The decrease in the number vehicles purchased and sold result from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. Total cost of consumer vehicle revenue for the year ended December 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $3,189,739 from the sale of 458 pre-owned vehicles at an average acquisition cost of $6,964; (ii) aggregate reconditioning and transportation costs of $325,030; and (iii) other costs of $345,694 not attributed to a specific vehicle. For the year ended December 31, 2019, cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $5,824,586 from the sale of 955 pre-owned vehicles at an average acquisition cost of $6,099; and (ii) aggregate reconditioning and transportation costs of $412,286.

Powersport cost of vehicle revenue from the sale to dealers decreased by $46,236,535 to $36,200,108 for the year ended December 31, 2020 as compared to $82,436,643 for the same period in 2019. The decrease was primarily due to a decrease in the number of vehicles purchased and sold for the year ended December 31, 2020 compared to the same period of 2019. The decrease in the number vehicles purchased and sold resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iii) a reduction in per vehicle advertising expenditures. Total cost of dealer vehicle revenue for the year ended December 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to dealers of $34,555,610 from the sale of 4,825 pre-owned vehicles at an average acquisition cost of $7,162; (ii) aggregate reconditioning and transportation costs of $1,646,372; and (iii) other costs reimbursements of $(1,874) not attributable to a specific vehicle. Total cost of dealer vehicle revenue for the year ended December 31, 2019 consisted of: (i) the acquisition cost of vehicles sold to dealers of $79,318,595 from the sale of 12,236 pre-owned vehicles at an average acquisition cost of $6,482; and (ii) aggregate reconditioning and transportation costs of $3,118,048.

Automotive

The following table provides the results of operations for the year ended December 31, 2020 and 2019 for the automotive segment including key financial information relating to the automotive business. The results of operations of Autosport are included in the Company's Consolidated Financial Statements for the year ended December 31, 2019 for the Autosport Acquisition Period. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II. In this Management's Discussion and Analysis of Financial Condition and Results of Operations, no comparable information is discussed with respect to Autosport for the periods before the Autosport Acquisition Date.

	2020	2019(1)
Automotive

Vehicle revenue:
Consumer	$39,933,457	$75,950,236
Dealer	297,151,502	641,092,275
Total vehicle revenue	$337,084,959	$717,042,511

Vehicle cost of revenue
Consumer	$36,193,470	$66,010,553
Dealer	272,607,161	619,303,341
Total vehicle cost of revenue	$308,800,631	$685,313,894

Gross profit:
Consumer	$3,739,987	$9,939,683
Dealer	24,544,341	21,788,934
Total vehicle gross profit	$28,284,328	$31,728,617

Vehicles sold
Consumer	1,336	2,792
Dealer	11,405	27,160
Total vehicles sold	12,741	29,952

Gross profit per vehicle
Consumer	$2,799	$3,560
Dealer	$2,152	$802
Total	$2,220	$1,059

Gross margin per vehicle
Consumer	9.4%	13.1%
Dealer	8.3%	3.4%
Total	8.4%	4.4%

Average selling price:
Consumer	$29,890	$27,203
Dealer	$26,054	$23,604
Total	$26,457	$23,940

(1) Inclusive only of the Autosport Acquisition Period.

Automotive Revenue

Total automotive revenue decreased by $379,957,552 to $337,084,959 for the year ended December 31, 2020 compared to $717,042,511 for the same period of 2019. The decrease in automotive revenue was primarily due to a decrease in the number of pre-owned vehicles sold to 12,741 for the year ended December 31, 2020 as compared to 29,952 for the same period of 2019, offset by an increase in the average selling price per vehicle to $26,457 for the year ended December 31, 2020 from $23,940 for the same period of 2019. The decrease in vehicles sold and increase in average selling price resulted from (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices. As the impact of COVID-19 abates over time, we anticipate that unit purchasing levels and sales will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if future spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Total automotive revenue from the sale to consumers decreased by $36,016,779 to $39,933,457 for the year ended December 31, 2020 compared to $75,950,236 for the same period of 2019. The decline in consumer revenue was primarily due to the decrease in the number of vehicles sold to 1,336 for the year ended December 31, 2020 compared to 2,792 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $29,890 for the year ended December 31, 2020 from $27,203 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the year ended December 31, 2020 as compared to the same period of 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditure; and (v) a shift in inventory mix available for sale resulting in higher average sales prices.

Total automotive revenue from the sale to dealers decreased by $343,940,773 to $297,151,502 for the year ended December 31, 2020 compared to $641,092,275 for the same period of 2019. The decline in dealer revenue was primarily due to the decrease in the number of vehicles sold to 11,405 for the year ended December 31, 2020 compared to 27,160 for the same period of 2019, which was partially offset by an increase in the average selling price per vehicle to $26,054 for the year ended December 31, 2020 from $23,604 for the same period of 2019. The decrease in vehicles sold and increase in average selling price per unit for the year ended December 31, 2020 as compared to the same period in 2019 resulted from: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado;; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures; and (v) a shift in inventory mix available for sale resulting in higher average sales prices.

Automotive Cost of Revenue

Total automotive cost of vehicle revenue before impairment loss decreased by $376,513,263 to $308,800,631 for the year ended December 31, 2020 compared to $685,313,894 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the year ended December 31, 2020 compared to the same period of 2019. The decrease in vehicles purchased and sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Total cost of vehicle revenue for the year ended December 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $300,978,562 from the sale of 12,741 pre-owned vehicles at an average acquisition cost of $23,623; (ii) aggregate reconditioning and transportation costs of $7,025,704; and (iii) net other cost not attributed to a specific vehicle of $796,365 which included a $898,542 write down of vehicle inventory to the lower of cost or net realizable value resulting from the negative impact on our sales channels from reduced commercial activity stemming from COVID-19. Total cost of revenue for the year ended December 31, 2019 was $685,313,894, which included $66,010,553 from the sales to consumers and $619,303,341 from sales to dealers. For the year ended December 31, 2019, the $685,313,894 cost of vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $673,039,189 from the sale of 29,952 pre-owned vehicles at an average acquisition cost of $22,471 and (ii) aggregate reconditioning and transportation costs of $12,274,705.

Total cost of revenue from the sale to consumers decreased by $29,817,083 to $36,193,470 for the year ended December 31, 2020 compared to $66,010,553 for 2019. The decrease was primarily due to a decrease in vehicles sold in 2020 compared to 2019. The decrease in vehicles purchased and sold was a result of (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in unit available for as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado;; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; (iv) a reduction in per vehicle advertising expenditures. The total cost of consumer vehicle revenue for the year ended December 31, 2020 consisted of: (1) the acquisition cost of vehicles sold to consumers of $34,326,522 from the sale of 1,336 pre-owned vehicles at an average acquisition cost of $25,694; (ii) aggregate reconditioning and transportation costs of $1,028,863 and (iii) net other cost not attributed to a specific vehicle of $838,085.  For the year ended December 31, 2019, the $66,010,553 cost of consumer vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to consumers of $64,409,956 from the sale of 2,792 pre-owned vehicles at an average acquisition cost of $23,069 and (ii) aggregate reconditioning and transportation costs of $1,600,597.

Total cost of revenue from the sale to dealers decreased by $346,696,180 to $272,607,161 for the year ended December 31, 2020 compared to $619,303,341 for 2019. The decrease was primarily due to a decrease in vehicles sold for the year ended December 31, 2020 compared to the same period of 2019. The decrease in vehicles purchased and sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. The total cost of dealer vehicle revenue for the year ended December 31, 2020 consisted of: (1) the acquisition cost of vehicles sold to dealers of $266,652,040 from the sale of 11,405 pre-owned vehicles at an average acquisition cost of $23,380; (ii) aggregate reconditioning and transportation costs of $5,996,841; and (iii) other cost reimbursements of $41,720 not attributed to a specific vehicle. For the year ended December 31, 2019, the $619,303,341 cost of dealer vehicle revenue consisted of: (i) the acquisition cost of vehicles sold to dealers of $608,629,233 from the sale of 27,160 pre-owned vehicles at an average acquisition cost of $22,409 and (ii) aggregate reconditioning and transportation costs of $10,674,108.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the year ended December 31, 2020 and 2019 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. This financial information should be read in conjunction with our audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of Part II.

	2020	2019
Vehicle Logistics and Transportation Services

Total revenue	$35,887,132	$31,931,488

Cost of revenue	28,271,204	25,377,590

Gross profit	7,615,928	6,553,898

Selling, general and administrative	4,938,734	4,617,920

Depreciation and amortization	6,063	7,405

Operating income	2,671,131	1,928,573

Interest expense	5,064	1,186

Net income before income tax	$2,666,067	$1,927,387

Vehicles delivered	61,314	77,449

Revenue per delivery	$585	$412

Gross profit per delivery	$124	$85

Gross margin per delivery	21.2%	20.5%

Vehicle Logistics and Transportation Services Revenue

Total logistic and transportation service revenue increased by $3,955,644 to $35,887,132 for the year ended December 31, 2020 compared to $31,931,488 for 2019. The increase in revenue for the year ended December 31, 2020 resulted from the increased in average revenue per vehicle delivered of $585 compared to $412 for 2019 offset by a decrease in the total vehicles delivered to 61,314 compared to 77,449 for 2019. The increase in average revenue per vehicle delivered was a result of: (i) our more disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (ii) an increase in commercial activity during 2020 as compared to 2019 resulting in a greater demand for transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged per unit delivered; and (iii) increased emphasis on sales through implementation of sales performance improvement plans. As the impact of COVID-19 abates over time, we anticipate that vehicles transported, and revenue will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, distributors, or private party individuals, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the years ended December 31, 2020 and 2019, intercompany freight services provided by Wholesale Express was $4,070,975 and $9,353,628, respectively and was eliminated in the consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Total logistic and transportation service cost of revenue increased by $2,893,614 to $28,271,204 for the year ended December 31, 2020 compared to $25,377,590 for 2019. The increase in cost of revenue for the year ended December 31, 2020 resulted from the increased in average cost of revenue per vehicle delivered to $461 compared to $328 for 2019 offset by a decrease in the total vehicles delivered to 61,314 as compared to 77,449 for 2019. The increase in average cost of revenue per vehicle delivered was a result of an increase in commercial activity during 2020 as compared to 2019 resulting in a greater demand for transportation services, as sales channels, marketing activities and supply chains began to progress towards normalized pre-COVID-19 activity levels. The greater demand resulted in a significant increase in the market rates charged per unit delivered. As the impact of COVID-19 abates over time, we anticipate that vehicles transported, and revenue will return to or exceed levels experienced in the first quarter of 2020 as we increase penetration in existing markets and add new dealers, distributors, or private party individuals, however we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business. Included in cost of revenue for the year ended December 31, 2020 and 2019, was freight services purchases from Wholesale Express of $4,070,975 and $9,353,628, respectively and was eliminated in the consolidated financial statements.

Selling, general and administrative

	2020	2019
Selling general and administrative:
Compensation and related costs	$25,734,308	$33,502,020
Advertising and marketing	5,287,284	18,228,262
Professional fees	3,148,381	2,542,357
Technology development	1,421,138	2,408,338
General and administrative	18,068,237	29,943,272
	$53,659,348	$86,624,249

Selling, general and administrative expenses decreased by $32,964,901 to $53,659,348 for the year ended December 31, 2020 compared to $86,624,249 for the same period of 2019. The decrease in selling, general and administrative for the year ended December 31, 2020 was a result of: (i) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the year ended December 31, 2020 as compared to 2019; (ii) a reduction in automotive vehicle sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; and (iii) a reduction in staffing levels and adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of COVID-19 on commercial activity.

Compensation and related costs decreased by $7,767,712 to $25,734,308 for the year ended December 31, 2020 compared to $33,502,020 for the same period of 2019. The decrease was primarily due to a reduction in headcount associated with our response to the impact of COVID-19 on our business. In early April 2020 we significantly reduced our staffing in an effort to position our business to be lean and flexible in this period of lower demand and higher uncertainty with the goal of preparing the Company for a strong recovery when the outbreak is contained. The company had 157 full-time and two part-time employees at December 31, 2020 as compared to 300 full-time employees on December 31, 2019. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our headcount, which will result in an increase in sales related and marketing compensation in absolute dollar terms but a decrease in these expenses as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Advertising and marketing decreased by $12,940,978 to $5,287,284 for the year ended December 31, 2020 compared to $18,228,262 for the same period of 2019. The decrease was a result of: (i) the adverse impact of the COVID-19 pandemic resulting in significantly reduced commercial activity, including a decrease in unit purchases and sales of vehicles; (ii) a reduction in unit sales resulting from the significant damage to the Company's operating facilities and inventory held for sale in Nashville as a result of the March 3, 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our marketing spend, which will result in an increase in marketing expenses in absolute dollar terms but a decrease in marketing expense as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Professional fees increased by $606,024 to $3,148,381 for the year ended December 31, 2020 compared to $2,542,357 for the same period of 2019. The increase was primarily a result of professional fees and costs incurred in connection with our insurance claims and other matters attributed to the Nashville Tornado, and legal, accounting and other professional fees and expenses incurred in connection with the activities associated with operating the business. Fees and expenses were incurred for: (i) equity financings; (ii) debt financings; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 4 - "Acquisitions," Note 8 - "Notes Payable and Lines of Credit" and Note 9 - "Stockholders' Equity," in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development expenses decreased by $987,200 to $1,421,138 for the year ended December 31, 2020 compared to $2,408,338 for the same period of 2019. The decrease was a result of the negative impact of COVID-19 resulting from sheltering-in-place and significantly reduced commercial activity, resulting in a temporary reduction in discretionary growth expenditures on information technology spending. Total technology costs and expenses incurred for the year ended December 31, 2020 were $3,529,743 of which $2,145,055 was capitalized. For the year ended December 31, 2019, total technology costs and expenses incurred were $5,494,081 of which $3,085,743 was capitalized. For the year ended December 31, 2020, a third-party contractor billed $602,873 of the total technology development costs as compared to $1,028,884 for the same period of 2019. The amortization of capitalized technology development costs for the year ended December 31, 2020 was $1,887,305 as compared to $1,436,088 for the same period of 2019. As the impact of COVID-19 abates over time, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our technology development expenses as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses decreased by $11,875,035 to $18,068,237 for the year ended December 31, 2020 compared to $29,943,272 for the same period of 2019. The decrease was primarily due to a decrease in vehicles sold for the year ended December 31, 2020 compared to the same period of 2019 which resulted in a $7,513,991 reduction in auction and floor plan fees for the year ended December 31, 2020 as compared to 2019. The decrease in vehicles purchased and sold was a result of: (i) the adverse impact of the COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase causing lower unit sales due to the supply and demand imbalance; (ii) a reduction in units available for sale as a result of the significant damage to the Company’s operating facilities and inventory held for sale in Nashville resulting from the March 2020 tornado; (iii) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability; and (iv) a reduction in per vehicle advertising expenditures. Additionally, in connection with the adverse impact of the COVID-19 pandemic on commercial activity we implemented a reduction in administrative costs and expenses as well as purchasing levels to align with demand and market conditions and deferred discretionary growth expenditures such as travel, facility cost and other business expenses which resulted in a decrease in these costs and expenses of $2,511,044, net of a $739,581 increase in rent expense for new facilities for the year ended December 31, 2020 as compared to 2019. Included in General and administrative expenses for the year ended December 31, 2019 is the recognition of an impairment loss on goodwill of $1,850,000. As the impact of COVID-19 abates over time and commercial activity increases, we anticipate that unit volume levels and sales will return to or exceed levels experienced in the first quarter of 2020. At that time, we will take a measured approach to increasing our general and administrative spending, which will result in an increase in in general and administrative expenses in absolute dollar terms but decrease as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will continue to abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business.

Depreciation and Amortization

Depreciation and amortization increased by $356,513 to $2,142,939 for the year ended December 31, 2020 compared to $1,786,426 for the same period of 2019. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the development of the business which included capitalized technology acquisition and development costs of $2,145,055 and $174,786 in additions to property and equipment for the year ended December 31, 2020 as compared to $3,085,743 of capitalized technology acquisition and development costs and $119,748 in additions to property and equipment for the year ended December 31, 2019. The decrease in capitalized technology acquisition and development costs for the year ended December 31, 2020 as compared to the same period of 2019 was a result of a temporary reduction in discretionary growth expenditures on information technology spending due to the negative impact of COVID-19 and the effect of sheltering-in-place and significantly reduced commercial activity. For the year ended December 31, 2020, amortization of capitalized technology development was $1,887,305 as compared to $1,436,088 for the same period of 2019. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $255,634 as compared to $350,338 for the same period of 2019.

Interest Expense

Interest expense decreased by $549,279 to $6,638,325 for the year ended December 31, 2020 compared to $7,187,604 for the same period of 2019. Interest expense consists of interest on the: (i) Hercules Loan; (ii) Private Placement Notes; (iii) the subordinated secured promissory note issued to NextGen (the "NextGen Note"); (iv) the Credit Facility and the NextGear Credit Line (each as defined below) (together, the "Line of Credit-Floor Plans"); (v) PPP Loans; (vi) convertible senior notes; and (vii) the notes issued in connection with the Autosport Acquisition (the "Convertible Notes-Autosport"). The decrease in interest expense for the year ended December 31, 2020 as compared to the same period of 2019 was primarily from a reduction in total indebtedness outstanding which included amounts outstanding under floor plan lines of credit which was a result of a decrease in the number of vehicles sold to 18,024 compared to 43,143 for 2019, and reductions in principal balances under various notes. Interest expense on the Private Placement Notes for the year ended December 31, 2020 was $140,136 and included $75,601 of discount amortization compared to interest expense of $316,091, which included $259,396 of debt discount amortization for 2019. Interest expense on the NextGen Note the year ended December 31, 2020 was $87,128 compared to $110,484 for 2019. Interest expense on the Line of Credit-Floor Plans for the year ended December 31, 2020 was $1,712,068 compared to $3,239,293 for 2019. Interest expense for the year ended December 31, 2020, on the PPP Loans was $30,960. Interest expense for the year ended December 31, 2020 on the convertible senior notes was $4,433,485 and included $1,867,313 of debt discount amortization compared to interest expense of $2,523,064, which included $1,218,064 of debt discount amortization for 2019. Interest expense for the year ended December 31, 2020 on the Convertible Notes-Autosport USA was $186,751 and included $84,131 of debt discount amortization compared to interest expense for year ended December 31, 2019 of 228,001, which included $103,095 of debt discount amortization. There was no interest expense on the Hercules Loan in 2020 compared to interest expense for year ended December 31, 2019 of 758,466, which included $342,841 of debt discount amortization. See Part II, Financial Statements and Supplementary Data—Note 8—"Notes Payable and Lines of Credit " for additional discussion.

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

Loss Contingencies and Insurance Recoveries

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer has advanced $5,615,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. During the year ended December 31, 2020 the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of operating loss in the Consolidated Statement of Operations for the year ended December 31, 2020.

Derivative Liability

In connection with the Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, an estimated volatility of 55.0% and risk-free rate rates over the entire 10-year yield curve. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with the change in value of $10,806 and $1,302,500, respectively being recorded in the Statements of Operations for the year ended December 31, 2020 and 2019. The value of the derivative liability as of December 31, 2020 is $16,694 as compared to $27,500 on December 31, 2019.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

Adjusted EBITDA is defined as net loss adjusted to add back interest expense including debt extinguishment and depreciation and amortization, and certain charges and expenses, such as goodwill impairment, impairment loss on automotive inventory, impairment loss on plant & equipment, insurance recovery proceeds, non-cash stock-based compensation, change in derivative liability, litigation expenses, severance, new business development and other non-recurring costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	2020	2019
Net loss	$(24,998,975)	$(45,177,053)
Add back:
Interest expense (including debt extinguishment)	6,450,161	8,686,854
Depreciation and amortization	2,142,939	1,786,426
EBITDA	(16,405,875)	(34,703,773)
Adjustments
Goodwill impairment	-	1,850,000
Impairment loss on automotive inventory	11,738,413	-
Impairment loss on plant & equipment	177,626	-
Insurance recovery proceeds	(5,615,268)	-
Non-cash stock-based compensation	2,978,236	3,836,518
Change in derivative liability	(10,806)	(1,302,500)
Litigation expenses	1,295,717	61,446
Severance	-	1,079,438
New business development	-	1,224,523
Other Non-recurring costs	51,387	1,578,220
	$(5,790,570)	$(26,376,128)

Liquidity and Capital Resources

We generate cash from the sale of used vehicles and providing vehicle logistics and transportation services for used vehicles. We generate additional cash flows through our financing activities including our short-term revolving inventory floor plan facilities, the issuance of long-term notes, and new issuances of equity. Historically, cash generated from financing activities has funded growth and expansion and strategic initiatives and we expect this to continue in the future.

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

In connection with the RideNow Transaction, on March 12, 2021, we executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance loaned us $2.5 million (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by our subsidiary, NextGen Pro, LLC. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12% annually. The foregoing description of the Bridge Loan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Secure Promissory Note, dated March 12, 2021, a copy of which is incorporated by reference to this report as Exhibit 10.31.

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement date.

We had the following liquidity resources available as of December 31, 2020 and December 31, 2019:

	2020	2019
Cash and cash equivalents	$1,466,831	$49,660
Restricted cash (1)	2,049,056	6,676,622
Total cash, cash equivalents, and restricted cash	3,515,887	6,726,282
Availability under short-term revolving facilities	2,188,374	35,839,030
Committed liquidity resources available	$5,704,261	$42,565,312

(1) Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.

On January 14, 2020, the Company closed a public offering at a public price of $11.40 per share (the "2020 Public Offering"). On January 16, 2020, the Company received notice of the Underwriters' intent to exercise the over-allotment option in full (the "Over-allotment Exercise"). On January 17, 2020, the Company closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, proceeds from the 2020 Public Offering, after deducting the 7.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,780,080.

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

As of December 31, 2020, and 2019, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $53,108,353 and $82,585,522, respectively, summarized in the table below. See Note 8 — Notes Payable and Lines of Credit and Note 20 – Subsequent Events to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information on our debt.

	December 31,
Asset-based financing:	2020	2019
Inventory	$17,811,626	$59,160,970
Total asset-based financing	17,811,626	59,160,970
Secured notes payable	2,391,361	2,000,334
Unsecured senior convertible notes	39,774,000	31,901,843
PPP loans	5,176,845	-
Total debt	65,153,832	93,063,147
Less: unamortized discount and debt issuance costs	(12,045,479)	(10,477,625)
Total debt, net	$53,108,353	$82,585,522

The following table sets forth a summary of our cash flows for the year ended December 31, 2020 and 2019:

	2020	2019
Net cash provided by (used in) operating activities	$17,143,227	$(39,747,330)
Net cash used in investing activities	(2,281,405)	(3,871,223)
Net cash (used in) provided by financing activities	(18,072,217)	34,559,933
Net (decrease) increase in cash	$(3,210,395)	$(9,058,620)

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, technology development and personnel-related expenses. For the year ended December 31, 2020, net cash provided by operating activities was $17,143,227, an increase of $56,890,557 compared to net cash used in operating activities of $39,747,330 for the same period of 2019. The increase in our net cash provided by operating activities was primarily due to: (i) a $32,094,116 decrease in our net loss, which excluded aggregate impairment losses on inventory and plant and equipment of $11,916,039. In addition, the Company received a $5,615,268 insurance recovery due to the Nashville tornado; and (ii) a $19,181,173 of changes in operating assets and liabilities, primarily vehicle inventory, accounts receivable and accounts payable. The change in net loss was a result of: (i) our continued disciplined approach to sales volume and margin growth as we took prescriptive steps to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, marketing and general and administrative spend for the year ended December 31, 2020; and (ii) a reduction in staffing levels, adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of the COVID-19 pandemic on commercial activity

Investing Activities

Our primary use of cash for investing activities is for technology development and acquisitions to expand our operations. Cash used in investing activities for the year ended December 31, 2020 was $2,281,405, a decrease of $1,589,818 compared to 2019.  The decrease results from a reduction in technology spending and no acquisition activities during the year ended December 31, 2020 as compared to 2019. The decrease in technology spending for the year ended December 31, 2020 as compared to the same period of 2019 was a result of a reduction in staffing levels, adjusted purchasing levels and a deferral of discretionary growth expenditures due to the adverse impact of the COVID-19 pandemic on commercial activity. The Company acquired Autosport in February 2019 which included a cash payment of $835,000.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash used in financing activities was $18,072,217 for the year ended December 31, 2020 compared to net cash provided by financing activities of $34,559,933 for 2019. The $52,632,150 decrease in cash provided by financing activities for the year ended December 31, 2020 as compared to the same period of 2019 was a result of a: (i) $43,322,228 increase in repayments on floor plan lines of credit; (ii) a reduction in net proceeds of $4,916,575 received from notes payable; and (iii) a reduction in net proceeds from equity offerings of $4,393,347 for the year ended December 31, 2020 as compared to the same period of 2019.

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through December 31, 2020 and may incur additional losses in the future. As the Company continues to expand its business, build its brand name and awareness and continues technology and software development efforts, it may need access to additional capital. Historically, the Company has raised additional equity or debt instruments to fund the expansion; refer to Note 8 — NOTES PAYABLE and Note 9 — STOCKHOLDER'S EQUITY.  Management believes that current working capital, availability of equity under its current shelf registration statement, results of operations, and expected continued inventory financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

RideNow Definitive Agreement

On March 12, 2021, the Company entered into a Plan of Merger and Equity Purchase Agreement (the “RideNow Agreement”) with RO Merger Sub I, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub I”), RO Merger Sub II, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub II”), RO Merger Sub III, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub III”), RO Merger Sub IV, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub IV,” and together with Merger Sub I, Merger Sub II, and Merger Sub III, the “Merger Subs”), C&W Motors, Inc., an Arizona corporation, Metro Motorcycle, Inc., an Arizona corporation, Tucson Motorcycles, Inc., an Arizona corporation, and Tucson Motorsports, Inc., an Arizona corporation, William Coulter, an individual (“Coulter”), Mark Tkach, an individual (“Tkach” and together with Coulter, the “Principal Owners”), and certain other persons who own equity interests in the Acquired Companies (as defined in the RideNow Agreement) and execute a Seller Joinder (as defined in the RideNow Agreement) (together with the Principal Owners, the “Sellers” and each, a “Seller”), and Tkach, as the representative of the Sellers (the “Sellers’ Representative”). The Acquired Companies own and operate powersports retail dealerships under the RideNow brand which include sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side by sides, sport bikes, cruisers, watercraft, and other vehicles and ancillary businesses and activities relating thereto.

The RideNow Agreement provides that, upon the terms and subject to the conditions set forth in the RideNow Agreement, (i) the Company will acquire all of the equity interests (the “Equity Purchases”) in the Transferred Entities (as defined in the RideNow Agreement), (ii) Merger Sub I will merge with and into C&W Motors, Inc., with C&W Motors, Inc. continuing as a surviving corporation, (iii) Merger Sub II will merge with and into Metro Motorcycle, Inc., with Metro Motorcycle, Inc. continuing as a surviving corporation, (iv) Merger Sub III will merge with and into Tucson Motorcycles, Inc., with Tucson Motorcycles, Inc. continuing as a surviving corporation, and (v) Merger Sub IV will merge with and into Tucson Motorsports, Inc., with Tucson Motorsports, Inc. continuing as a surviving corporation, in each case under the laws of the State of Arizona and each as a wholly-owned subsidiary of the Company (the “Mergers”). The Equity Purchases and the Mergers will result in the acquisition from the Sellers of up to 46 Acquired Companies (the “RideNow Transaction”). The RideNow Transaction is expected to close (the “Closing”) in the second or third quarter of 2021. Effective as of the Closing, Tkach and Coulter will become executive officers and directors of the Company.

The RideNow Agreement provides that the Company will acquire the Acquired Companies in exchange for (i) $400,400,000 in cash plus or minus any adjustments for net working capital and closing indebtedness, and (ii) shares of the Company's Class B Common Stock having a value of $175,000,000 (the “Closing Payment Shares”), valued equally, on a per share basis, based upon the lowest value of (A) $30.00; (B) the VWAP of the Company's Class B Common Stock for the twenty (20) trading days immediately preceding the Closing, and (C) the value on a per share basis paid for the Class B Common Stock or any shares underlying securities convertible into or exercisable for Class B Common Stock by any person which purchases Class B Common Stock or any shares underlying securities convertible into or exercisable for Class B Common Stock from the Company from the date of the RideNow Agreement until the Closing not including purchases of Class B Common Stock underlying currently outstanding options, warrants, convertible notes, or other derivative securities. Ten percent (10%) of the Closing Payment Shares will be escrowed at Closing and will be released pursuant to the terms of the RideNow Agreement. The Company will finance the cash consideration through a combination of approximately $280,000,000 of debt provided by the Initial Lender (as defined below) and through the issuance of new equity for the remainder thereof.

Each of the Company, the Merger Subs, and the Sellers has provided customary representations, warranties and covenants in the RideNow Agreement. The completion of the RideNow Transaction is subject to various closing conditions, including (a) the making of all filings and other notifications required to be made under any Antitrust Law (as defined in the RideNow Agreement) for the consummation of the RideNow Transaction, the expiration or termination of all waiting periods relating thereto, and the receipt of all clearances, authorizations, actions, non-actions, or other consents required from a governmental authority under any Antitrust Law for the consummation of the RideNow Transaction, (b) performance in all respects by each party of its covenants and agreements, (c) the Company obtaining stockholder approval of the RideNow Transaction and related matters, (d) the Closing Payment Shares being approved for listing on Nasdaq, and (e) the receipt of consent to the RideNow Transaction from certain powersports manufacturers.

Certain RideNow minority equity holders are not initially parties to the RideNow Agreement and some of such minority holders have rights of first refusal (“ROFR”) with respect to the RideNow entity in which they own a stake.  If any of these equity holders either decide not to sell their interests to the Company or to exercise their ROFR, RumbleOn will not be able to acquire all of the Equity Interests of the Acquired Companies, or in certain cases any interests in an Acquired Company, and the consideration payable therefor in the RideNow Transaction will be correspondingly reduced. RideNow anticipates that all minority owners will participate in the RideNow Transaction and that no minority owners will exercise their ROFR, but there is no assurance this will occur.

The RideNow Agreement contains certain termination rights for both the Company and the Sellers' Representative. Both the Company and the Sellers' Representative have the right to terminate the RideNow Agreement if the Closing does not occur on or before June 30, 2021, subject to certain rights of the parties to extend the termination date to July 31, 2021, as set forth in the RideNow Agreement.

Commitment Letter

On March 12, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Oaktree Capital Management, L.P. ( “Oaktree”). The Commitment Letter provides that, subject to the conditions set forth therein, Oaktree or certain funds or accounts within its Strategic Credit Strategy (the “Initial Lender”) commits to provide senior secured term loan facilities in an aggregate principal amount of up to $400,000,000 (the “Credit Facility”), comprised of (i) an initial advance of $280,000,000 to fund the RideNow Transaction, consummate the Refinancing (as defined in the Commitment Letter) and pay the RideNow Transaction costs and (ii) a delayed draw term facility of up to $120,000,000 to fund permitted acquisitions and similar investments and related fees and expenses.

The Credit Facility interest rates will be, at the option of the Company, (a) Adjusted LIBOR (as defined in the Commitment Letter) plus 8.25%, of which (i) Adjusted LIBOR plus 7.25% shall be paid in cash and (ii) 1.00% shall be payable in kind or (b) ABR (as defined in the Commitment Letter) plus 7.25%, of which (i) ABR plus 6.25% shall be paid in cash and (ii) 1.00% shall be payable in kind. The Credit Facility shall mature on the fifth anniversary of the Closing date of the RideNow Transaction (subject to extension with the consent of only the extending lender).

The Company and its subsidiaries will grant certain security interests to the Initial Lender to secure the Credit Facility, subject to certain exceptions and permitted liens, all to be more fully set forth in the definitive documentation for the Credit Facility. The Credit Facility will be subject to prepayment with the proceeds of certain events including 50% of excess cash flow, 100% of certain asset sales, 100% of proceeds of certain debt issuances, and 50% of certain public or private equity financings. The Commitment Letter provides that the Credit Facility will contain customary affirmative and negative covenants, and events of default, subject to certain carve-outs and exceptions as more fully described in the Commitment Letter.

The commitment to provide the Credit Facility is subject to certain conditions, including: the receipt of customary closing documents, completion of applicable “know your customer” requests and delivery of documentation related thereto, no material adverse change, delivery of customary financial reporting, specified representations and warranties, perfection of certain security interests, and delivery of customary legal opinions. The Company will pay certain fees and expenses in connection with obtaining the Credit Facility.

Warrant

In connection with the Commitment Letter, in lieu of a commitment fee, the Company has agreed to issue to Oaktree a warrant to purchase a number of shares of Class B Common Stock at an exercise price per share to be determined either at Closing or at termination of the Commitment Letter (the “Warrant”). If issued at Closing, the Warrant will be for that number of shares equal to $40,000,000 divided by the lowest price per share at which equity is issued in connection with financing the RideNow Transaction, which price shall also be the exercise price. If issued in connection with a termination of the Commitment Letter, the Warrant will be issued to purchase that number of shares equal to five percent (5%) of the Company's fully diluted market capitalization at the close of business on the day after a termination of the Commitment Letter is publicly announced divided by the weighted average price of the Company's Class B Common Stock for the five days immediately preceding such date, which price shall also be the exercise price. The Warrant is immediately exercisable upon the Closing or five days after the termination of the Commitment Letter and expires eighteen (18) months after the Closing or termination of the Commitment Letter.

Bridge Loan

Also in connection with the RideNow Transaction, on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro as set forth in Exhibit A to the secured promissory note. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12% annually.

Certificate of Amendment and Changes to Incentive Plan

In contemplation of the RideNow Transaction, on March 9, 2021, the Board of Directors (the "Board") approved, subject to stockholder approval, (i) an amendment to the Articles of Incorporation of the Company to increase the number of shares of authorized Class B Common Stock to 100,000,000 (the “Certificate of Amendment”), and (ii) an amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Incentive Plan”) to increase the authorized shares of Class B Common Stock available under the Incentive Plan from 700,000 shares to 2,700,000 shares and extend the term of the Incentive Plan for an additional ten years.

Registration Rights and Lock-Up Agreement

In connection with the RideNow Transaction, on March 12, 2021, the Company entered into a registration rights and lock-up agreement, by and among the Company and certain equity holders of the Acquired Companies (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than thirty (30) days following the Closing, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the equity holders were granted certain piggyback registration rights with respect to registration statements filed subsequent to the Closing, and (iii) the Lock-Up Holders (as defined in the Registration Rights Agreement) agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of one hundred and eighty (180) days from the Closing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for more detailed information regarding our critical accounting policies.

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

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of December 31, or whenever events or changes in circumstances indicate that an impairment may exist.

We have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Each of these segments are considered separate reporting units for purposes of goodwill testing. In performing our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.

Due to the significant decline in the Company’s stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed as of March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. In connection with its annual goodwill impairment test as of December 31, 2020, the Company performed impairment assessments by reviewing qualitative factors for each of its reporting units. The results of the assessments indicated that it was not more likely than not that the fair value of the reporting units were greater than the carrying values and no goodwill impairment was determined to exist for the years ended December 31, 2020.

In connection with its annual goodwill impairment test as of December 31, 2019 for the three reporting units we performed quantitative impairment testing of the fair value of our reporting units using an income and market valuation approach. The income valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, profit margins, residual values and the cost of capital. For the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000 related to powersports, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. No goodwill impairment resulted from the quantitative impairments tests of the remaining reporting units as of December 31, 2019.

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

None.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B.
Other Information.

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding our executive officers and directors:

Name	Age	Position
Marshall Chesrown	63	Chief Executive Officer and Chairman
Steven R. Berrard	66	Chief Financial Officer and Director
Adam Alexander	49	Director
Denmar Dixon	59	Director
Richard A. Gray, Jr.	73	Director
Peter Levy	50	Chief Operating Officer
Michael Marchlik	48	Director
Kevin Westfall	65	Director

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

Steven R. Berrard has served as our Chief Financial Officer since January 9, 2017 and served as Interim Chief Financial Officer from July 13, 2016 through January 9, 2017 and as Chief Executive Officer from July 13, 2016 through October 24, 2016. Mr. Berrard served as Secretary from July 13, 2016 through June 30, 2017 and has served on our Board since July 13, 2016. Mr. Berrard has served as a director of BurgerFi International, Inc. (“BurgerFi”) since December 15, 2020, and serves as Chair of the Audit Committee and a member of the Compensation Committee and Nominating Committee of BurgerFi. Mr. Berrard serves as a director of Lionheart Acquisition Corp. II (“Lionheart”) since August 13, 2020, and serves as Chair of the Audit Committee and a member of the Compensation Committee of Lionheart. Mr. Berrard served as a director of Walter Investment Management Corp. ("Walter Investment") from 2010 until May 2017. Mr. Berrard served on the Board of Directors of Swisher Hygiene Inc., a publicly traded industry leader in hygiene solutions and products, from 2004 until May 2014. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, at the time the world's largest video store operator. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard was employed by Coopers & Lybrand (now PricewaterhouseCoopers LLP ("PwC")) from 1976 to 1981. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in a number of markets in the United States. He has previously served on the Boards of Directors of Jamba, Inc., (2005 – 2009), Viacom, Inc., (1987 – 1996), Birmingham Steel (1999 – 2002), HealthSouth (2004 – 2006), and Boca Resorts, Inc. (1996 – 2004). Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University.

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

Adam Alexander has served on our Board since July 15, 2020. Mr. Alexander co-founded CA Global Partners, a full-service auction and liquidation company in 1997. Since 2010, CA Global Partners has expanded globally managing hundreds of auction and liquidation projects in the UK, Europe, Asia, Australia, and Africa as well as all across North America. Mr. Alexander attended Pepperdine University where he received a BS in Business Management, and subsequently received an MBA in Global Business which was jointly conferred by NYU Stern, HEC School of Management in Paris, and the London School of Economics and Political Science.

We believe that Mr. Alexander possesses attributes that qualify him to serve as a member of our Board, including his extensive understanding of auction projects and business operations.

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

Peter Levy has served as our Chief Operating Officer since May 20, 2019. From November 2017 to May 2019, Mr. Levy served as our Senior Vice President of Operations overseeing the day-to-day inventory logistics, auctions, dealer networks, and managing the teams responsible for driving sales within the Company. Mr. Levy is a seasoned and highly respected operating executive who has been involved in the automotive industry for over 25 years. Also, Mr. Levy's distinguished career includes multiple executive and management level positions within the industry at companies such as AutoNation and Automotive Remarketing Services, all focusing on business development and creative uses of technology to gain market share. Mr. Levy graduated from Indiana University with a B.S. in Marketing and Finance.

Michael Marchlik has served on our Board since May 6, 2020.  Mr. Marchlik has served as the Co-Chief Executive Officer of the Advisory Services division of B. Riley Financial, Inc., formally known as Great American Group (“GA”), since April 2017 and is responsible for overseeing the operations and client service efforts for lenders, sponsors and borrowers. Prior to that, he served as a Partner and National Sales and Marketing Director of GA from January 2010 to April 2017, as Executive Vice President, Western Region of GA from January 2004 to December 2009, as Senior Vice President of Sales, Western Region of GA from June 2001 to December 2003, and as Director of Operations at GA from July 1996 to May 2001. With decades of experience in all segments of the asset disposition and valuation industries, he has a deep understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations. Mr. Marchlik attended Northeastern University in Boston where he received a Bachelor of Science in Finance.

We believe that Mr. Marchlik possesses attributes that qualify him to serve as a member of our Board, including his extensive understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations.

Kevin Westfall has served on our Board since January 9, 2017. Mr. Westfall has served as Chairman of Prime Automotive Group since January 2020. Mr. Westfall was a co-founder and served as Chief Executive Officer of Vroom from January 2012 through November 2015. Previously, from March 1997 through November 2011, Mr. Westfall served as Senior Vice President of Sales and Senior Vice President of Automotive Finance at AutoNation. Mr. Westfall was a founder of BMW Financial Services in 1990 and served as its President until March 1997. Mr. Westfall also served as Retail Lease Manager of Chrysler Credit Corporation from 1987 until 1990 and as President of World Automotive Imports and Leasing from 1980 until 1987.

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

The Board held five meetings and took four actions by unanimous written consent during the year ended December 31, 2020. In 2020, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he served.

During 2020, the Board established a Special Committee of independent directors to review strategic alternatives. The members of the Special Committee are Denmar Dixon (Chair), Adam Alexander, Richard Gray, and Kevin Westfall. The Special Committee held five meetings and took one action by unanimous written consent during the year ended December 31, 2020.

Our directors are expected to attend our Annual Meeting of Stockholders. Any director who is unable to attend our Annual Meeting is expected to notify the Chairman of the Board in advance of the Annual Meeting. All of our directors serving at the time of the 2020 Annual Meeting of Stockholders were in attendance.

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

Audit Committee. The current members of the Audit Committee are Messrs. Marchlik (chair), Dixon, and Westfall. Also, Messrs. Alexander and Gray served on the Audit Committee through January 5, 2021. The Board has determined that Mr. Marchlik is an "audit committee financial expert," as defined in Item 407 of Regulation S-K.

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The independent auditor is ultimately accountable to the Audit Committee, as representatives of the stockholders. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of our independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between us and related parties. For a complete description of the Audit Committee's responsibilities, you should refer to the Audit Committee Charter. The Audit Committees held four meetings and took one action by unanimous written consent during the year ended December 31, 2020.

Compensation Committee. The current members of the Compensation Committee are Messrs. Alexander (chair), Gray, and Marchlik. Also, Messrs. Westfall (chair) and Dixon served on the Compensation Committee through January 5, 2021. The Compensation Committee was established to, among other things, administer and approve all elements of compensation and awards for our executive officers. The Compensation Committee has the responsibility to review and approve the business goals and objectives relevant to each executive officer's compensation, evaluate individual performance of each executive in light of those goals and objectives, and determine and approve each executive's compensation based on this evaluation. For a complete description of the Compensation Committee's responsibilities, you should refer to the Compensation Committee Charter. The Compensation Committee held two meetings and took one action by unanimous written consent during the year ended December 31, 2020.

Nominating and Corporate Governance Committee. The current members of the Nominating and Corporate Governance Committee are Messrs. Dixon (chair), Alexander, and Marchlik. Also, Mr. Gray served on the Nominating and Corporate Governance Committee through January 5, 2021. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board or any committee thereof; recommending nominees for election as directors at each annual stockholder meeting; recommending candidates to fill any vacancies on the Board or any committee thereof; and overseeing the evaluation of the Board. For a complete description of the Nominating and Corporate Governance Committee's responsibilities, you should refer to the Nominating and Corporate Governance Committee Charter. The Nominating and Corporate Governance Committees held two meetings and took one action by unanimous written consent during the year ended December 31, 2020.

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

Item 11.
Executive Compensation.

Executive and Director Compensation

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	Total
Marshall Chesrown Chief Executive Officer	2020	$366,923	$90,000	394,027	$850,950
	2019	$360,000	$200,000	-	$560,000
Steven R. Berrard Chief Financial Officer	2020	$366,923	$90,000	394,024	$850,947
	2019	$360,000	$200,000	-	$560,000
Peter Levy Chief Operating Officer	2020	$305,769	$162,500	364,060	$832,329
	2019	$280,273	$50,500	204,000	$534,773

(1)
Stock awards reflect the grant date fair value of restricted stock units determined pursuant to FASB ASC Topic 718 awarded during the calendar year, excepting that 2019 does not include the grant date fair value of performance and market based restricted stock units granted to each of Mr. Chesrown and Mr. Berrard in the amount of $838,000 and to Mr. Levy in the amount of $204,250, each as determined pursuant to FASB ASC Topic 718, which restricted stocks unit were terminated as described below under the section titled Executive Employment Arrangement.

Executive Employment Arrangement

At no time has the Company entered into employment agreements or arrangements with Messrs. Chesrown, Berrard or Levy. Accordingly, Messrs. Chesrown, Berrard and Levy are employees as the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, respectively, on an at-will basis.

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

On August 22, 2019, the Compensation Committee approved two separate RSU grants to Mr. Levy.

●
First, a grant of 2,500 RSUs to Mr. Levy, which vest (1) 20% on the last day of the ninth month following the grant date, (2) 7.5% every three months on the last day of each three month period beginning on the last day of the twelfth month following the grant date through the last of the twenty-first month following the grant date and (3) 12.5% every three months on the last day of each three month period beginning on the last day of the twenty-fourth month following the grant date through the last day of the thirty-first month following the grant date.

●
Second, grant of up to 5,000 RSUs to Mr. Levy, which vest as follows: (i) 1,250 RSUs vest after two consecutive quarters of $1.00 or greater operating income and trailing four quarter revenue of $900,000,000 at any time through September 30, 2020, (ii) 1,250 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $200.00 per share for 30 consecutive trading days at any time through September 30, 2020, and (iii) 2,500 RSUs vest at such time as the shares of Class B Common Stock trade at a minimum closing price of $300.00 per share for 30 consecutive trading days at any time through September 30, 2020 (the “COO RSUs”, collectively with the CEO and CFO RSUs, the “Executive RSUs”)

On May 27, 2020, the Committee terminated the Executive RSUs.

On July 15, 2020, the Committee approved the 2020 cash bonus incentive plan. The Committee established a target bonus ranging from approximately 70% to 115% of base salary for each executive officer, including Messrs. Chesrown, Berrard and Levy, with a payout based on achievement of specific financial and operational performance objectives. The current base salaries for the executive officers are as follows: Marshall Chesrown - $360,000; Steven Berrard - $360,000; and Peter Levy - $300,000.

Also, on July 15, 2020, the Committee approved grants of RSUs pursuant to the Plan for Messrs. Chesrown, Berrard and Levy as follows: Mr. Chesrown – 19,544 RSUs, Mr. Berrard – 19,544 RSUs and Mr. Levy – 16,287. These RSUs vest (i) 20.0% on the thirteenth month after the grant date, (ii) an additional 30.0% during the subsequent twelve months, and (iii) the final 50.0% during the following twelve months.

Also, on July 15, 2020, the Committee approved grants of RSUs pursuant to the Plan for Messrs. Chesrown, Berrard and Levy as follows: Mr. Chesrown – 66,668 RSUs, Mr. Berrard – 66, 666 RSUs, and Mr. Levy – 66,666. These RSUs vest as follows: one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $50 per share or greater for 30 consecutive trading days; one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $100 per share or greater for 30 consecutive trading days; and one third shall vest on the first trading day after the Company’s Class B Common stock closes at a stock price of $200 per share or greater for 30 consecutive trading days. These RSUs have a term of 30 months.

Also, in March 2021, the Committee completed its annual grant of RSUs to company employees, including the grant of 38,521 RSUs to each of Messrs. Chesrown, Berrard and Levy, subject to shareholder approval of the Plan Increase (as defined below). These RSUs vest (i) 20.0% on the thirteenth month after the grant date, (ii) an additional 30.0% during the subsequent twelve months, and (iii) the final 50.0% during the following twelve months.

Non-Employee Director Compensation

The only method of non-employee director compensation is the grant of RSUs. The Company does not pay a cash retainer, meeting fee, committee membership fee or other such stipend, however the Company does reimburse each non-employee director for fees travel and expenses related to their attendance, if and when incurred.

On July 15, 2020, the Committee approved the annual compensation for the Company’s non-employee directors of $150,000 of RSUs to be granted upon a director’s initial appointment or election to the Board of Directors and thereafter at the beginning of each calendar year. These RSUs vest quarterly, and are subject to prorata vesting if a director leaves the Board of Directors before the end of each quarterly vesting period. On July 15, 2020, the Committee approved the 2020 calendar year grants of RSUs for each non-employee directors in the amount of $150,000, except Messrs. Alexander and Marchlik received grants of RSUs in the amount of $69,451 and $117,436, respectively.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2020.

Name	Stock Awards (1)	Total
Adam Alexander (2)	$69,451	$69,451
Denmar Dixon	$150,000	$150,000
Richard Gray	$150,000	$150,000
Kartik Kakarala (3)	$-	$-
Mike Marchlik (4)	$117,436	$117,436
Kevin Westfall	$150,000	$150,000

(1)
Stock awards reflect the grant date fair value of restricted stock units determined pursuant to FASB ASC Topic 718 awarded during the calendar year.
(2)
Mr. Alexander joined the Board of Directors on July 15, 2020.
(3)
Mr. Kakarala resigned effective July 15, 2020.
(4)
Mr. Marchlik joined the Board of Directors on May 6, 2020.

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

As of March 26, 2021, 50,000 shares of Class A Common Stock and 2,286,404 shares of Class B Common Stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2021, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleOn, Inc., 901 W Walnut Hill Lane, Irving, Texas 75038.

Beneficial Owner Executive Officers and Directors	Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Beneficially Owned (%)(1)	Class B Common Stock Beneficially Owned		Percentage of Class B Common Stock Beneficially Owned (%)(2)
Marshall Chesrown(3)	43,750	87.5%	95,750	(7)	4.19%
Steven Berrard(4)	6,250	12.5%	108,500	(7)	4.75%
Denmar Dixon(5)	-	-	98,110	(8)	4.29%
Kevin Westfall	-	-	23,088	(9)	1.01%
Adam Alexander	-	-	9,781	(10)	*%
Peter Levy	-	-	9,943	(7)(11)	*%
Richard Gray	-	-	23,818	(12)	1.04%
Michael Marchlik	-	-	11,908	(13)	*%
All executive officers and directors as a group (8 persons)(6)	-	-	380,989	(14)	16.59%

*Represents beneficial ownership of less than 1%.
(1)
Based on 50,000 shares of Class A Common Stock issued and outstanding as of March 26, 2021. The Class A Common Stock has ten votes for each share.
(2)
Based on 2,286,404 shares of Class B Common Stock issued and outstanding as of March 26, 2021. The Class B Common Stock has one vote for each share.
(3)
As of March 26, 2021, Mr. Chesrown has voting power representing approximately 19.14% of our outstanding common stock.
(4)
Shares are owned directly through Berrard Holdings, a limited partnership controlled by Steven R. Berrard. Mr. Berrard has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of March 26, 2021, Mr. Berrard has voting power representing approximately 6.14% of our outstanding common stock.
(5)
62,642 shares are owned directly through Blue Flame Capital, LLC, an entity controlled by Mr. Dixon, 638 shares are held by Mr. Dixon's spouse, 75 shares are held by Mr. Dixon's son and 31,930 shares are directly held by Mr. Dixon (including 2,641 shares held in a joint account with Mr. Dixon's spouse). Mr. Dixon has the sole power to vote and the sole power to dispose of each of the shares of common stock which he may be deemed to beneficially own. As of March 26, 2021, Mr. Dixon has voting power representing 3.42% of our outstanding common stock.

(6)
As of March 26, 2021, all directors and executive officers as a group have voting power representing approximately 31.24% of our outstanding common stock.
(7)
Does not include the following performance based restricted stock units for Messrs. Chesrown, Berrard and Levy: Mr. Chesrown – 66,668 restricted stock units, Mr. Berrard – 66, 666 restricted stock units, and Mr. Levy – 66,666. These restricted stock units vest as follows: one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $50 per share or greater for 30 consecutive trading days; one third shall vest on the first trading day after the Company’s Class B Common Stock closes at a stock price of $100 per share or greater for 30 consecutive trading days; and one third shall vest on the first trading day after the Company’s Class B Common stock closes at a stock price of $200 per share or greater for 30 consecutive trading days.
(8)
Includes 1,239 restricted stock units that have vested and are pending delivery and 1,586 restricted stock units that will vest within 60 days.
(9)
Includes 510 restricted stock units that have vested and are pending delivery and 1,378 restricted stock units that will vest within 60 days.
(10)
Includes 1,232 restricted stock units that will vest within 60 days.
(11)
Includes 1,042 restricted stock units that have vested and are pending delivery and 396 restricted stock units that will vest within 60 days.
(12)
Includes 510 restricted stock units that have vested and are pending delivery and 1,378 restricted stock units that will vest within 60 days.
(13)
Includes 1,232 restricted stock units that will vest within 60 days.
(14)
Includes 3,301 restricted stock units that have vested and are pending delivery and 7,202 restricted stock units that will vest within 60 days.

In connection with the RideNow Transaction, we will issue approximately 5.8 million shares of our Class B Common Stock to the Sellers and additional shares of our Class B Common Stock in connection with the anticipated issuance of new equity to finance the cash consideration.  These issuances of our Class B Common Stock may be deemed a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 9, 2017, our Board approved the adoption of the Incentive Plan subject to stockholder approval at our 2017 Annual Meeting of Stockholders. On June 30, 2017, the Incentive Plan was approved by our stockholders at the 2017 Annual Meeting of Stockholders. The purposes of the Incentive Plan are to attract, retain, reward and motivate talented, motivated and loyal employees and other service providers, or the Eligible Individuals, by providing them with an opportunity to acquire or increase a proprietary interest in our company and to incentivize them to expend maximum effort for the growth and success of our company, so as to strengthen the mutuality of the interests between such persons and our stockholders. The Incentive Plan allows us to grant a variety of stock-based and cash-based awards to Eligible Individuals. On May 10, 2018, the Board approved, subject to stockholder approval, an amendment to the Incentive Plan to increase the number of shares of Class B Common Stock authorized for issuance under the Incentive Plan from twelve percent (12%) of all issued and outstanding Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "Plan Increase"). On June 25, 2018, the Plan Increase was approved by our stockholders at the 2018 Annual Meeting of Stockholders. On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock. On August 25, 2020 the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 200,000 to 700,000 shares of Class B Common Stock. In contemplation of the RideNow Transaction, on March 9, 2021, the Board approved, upon the recommendation of the Compensation Committee, subject to stockholder approval, an amendment to the Incentive Plan to increase the authorized shares of Class B Common Stock available under the Incentive Plan from 700,000 shares to 2,700,000 shares and extend the terms of the Incentive Plan for an additional ten years (the “Plan Increase”). We have not maintained any other equity compensation plans since our inception.

The following table provides information as of December 31, 2020, with respect to all of our compensation plans under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exerciseof outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders	446,594(1)	195,507(2)
Equity compensation plans not approved by stockholders	-	-

(1) Represents restricted stock units or options outstanding under the Incentive Plan.
(2) Represents securities remaining available for future issuance under the Incentive Plan.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

We have been a party to the following transactions since January 1, 2019, in which the amount involved exceeds $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

On March 31, 2017, we completed funding of the second tranche of the 2016 Private Placement, pursuant to which the investors each received their pro rata share of (1) 58,096 shares of common stock and (2) the Private Placement Notes, in the amount of $667,000, and cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. The Private Placement Notes were not convertible. As a result, Blue Flame and Mr. Dixon received 32,276 shares of Class B Common Stock and promissory notes in the aggregate principal amount of $370,556 (the "Blue Flame Notes").

Halcyon Acquisition Note

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued the Acquisition Note in favor of NextGen (which note was subsequently assigned to Halcyon Consulting, LLC ("Halcyon"), an entity affiliated with Kartik Kakarala, a former director of the Company in February 2018) in the amount of $1,333,334. Interest accrued and was paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date and (ii) at a rate of 8.5% annually from the second anniversary of the closing date through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the Acquisition Note would become immediately due and payable upon election of the holder. The Company's obligations under the Acquisition Note were secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro agreed to guarantee the performance of all the Company's obligations under the Acquisition Note.

2020 Note Exchange

In connection with the closing of the 2020 Public Offering and the 2020 Note Offering, the Company repaid $500,000 plus accrued interest related to the Acquisition Note, and certain of the Company's investors extended the maturity of currently outstanding promissory notes, including the Blue Flame Notes and the Acquisition Note, and exchanged such notes for new notes (the "New Investor Notes"), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the "Investor Note Exchange Agreement"), by and between the Company and each investor thereto (the "Investors"), including Halcyon, such New Investor Note for an aggregate principal amount of $833,333, Blue Flame, such New Investor Note for an aggregate principal amount of $99,114 and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The New Investor Notes, having an aggregate principal amount of approximately $1.5 million, matured on January 31, 2021, and were convertible at any time at the Investor's option at a price of $60.00 per share. In connection with the issuance of the New Investor Notes, the Company also entered into a Security Agreement, dated as of January 14, 2020 with the Investors, pursuant to which the Company granted to the Investors a security interest in certain collateral to secure, on a pro rata basis based on the percentage equal to the amount of principal outstanding on each New Investor Note divided by the amount of principal outstanding on all of the New Investor Notes to each Investor.

On January 31, 2021, the Company paid $837,672 and $384,292, representing the total outstanding principal plus accrued interest on the New Investor Notes held by (1) Halcyon and (2) Blue Flame and Mr. Dixon, respectively.

Nashville Leases

In connection with the acquisition of Wholesale, we entered into leases for two facilities in the greater Nashville area owned by Mr. Brewster, a former 5% or greater holder of our Class B Common Stock. One of the leases was terminated in 2019. The other location has a lease term expiring on October 30, 2021, for which we have two (2) renewal options, each of which provides for five (5) additional years with a ten percent (10.0%) increase in the base rent. The rent for the current location is approximately $25,000 per month, and is further described in Item 2 - Properties.

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

Director Independence

Our Board has determined that all of our directors, other than Messrs. Chesrown, and Berrard qualify as "independent" directors in accordance with the listing requirements of The NASDAQ Stock Market. The NASDAQ independence definition includes a series of objective tests regarding a director's independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director's exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

Item 14.
Principal Accounting Fees and Services.

The following table sets forth Grant Thornton's fees for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees(1)	$475,200	$340,000
Tax fees	-	-
All other fees	-	-
Total	$475,200	$340,000

(1) Includes fees for audits of our annual financial statements, reviews of the related quarterly financial statements and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

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

All services provided by Grant Thornton during the fiscal year ended December 31, 2020 and 2019 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

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

2.4	Plan of Merger and Equity Purchase Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
3.1	Articles of Incorporation filed on October 24, 2013 (Incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	By-Laws, as Amended (Incorporated by reference to Exhibit 3.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (Incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.4	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.5	Certificate of Designation for the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
3.6	Certificate of Change (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
4.1	Registration Rights Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
4.2	Stockholder's Agreement, dated October 24, 2016 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 28, 2016).
4.3	Sample Stock Certificate – Class B Common Stock (Incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.4	Form of Warrant to Purchase Class B Common Stock, dated October 18, 2017 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed October 24, 2017).
4.5	Warrant, dated April 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on May 1, 2018).
4.6	Warrant to Purchase Class B Common Stock, dated October 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
4.7
Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).

4.8
Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).

4.9	Form of Registration Rights Agreement, dated January 14, 2020 (Incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.10	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.11 in the Company's Annual Report on Form 10-K, filed on May 29, 2020).
4.11	Warrant, dated March 12, 2021 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.1	2017 RumbleOn, Inc. Stock Incentive Plan + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	Unconditional Guaranty Agreement (Incorporated by reference to Exhibit 10.12 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.3	Security Agreement (Incorporated by reference to Exhibit 10.13 the Company's Annual Report on Form 10-K, filed on February 14, 2017).
10.4	NextGen Promissory Note, dated February 8, 2017 (Incorporated by reference to Exhibit 10.1 in the Company's Quarterly Report on Form 10-Q, filed on May 15, 2017).
10.5	RumbleOn, Inc. Form of Promissory Note (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on April 5, 2017).
10.6
Inventory Financing and Security Agreement, by and among RMBL Missouri, LLC, Ally Bank and Ally Financial, Inc., dated February 16, 2018 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on February 23, 2018).

10.7
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

10.10	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
10.11
Registration Rights Agreement, dated October 30, 2018, by and among RumbleOn, Inc., Steven Brewster and Janet Brewster, and Steven Brewster as representative (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).

10.12
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

10.14	Corporate Guaranty, in favor of NextGear Capital, Inc., dated October 30, 2018 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.15	Form of Securities Purchase Agreement, dated October 25, 2018 (Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
10.16	Purchase Agreement, dated May 9, 2019, between the Company and JMP Securities LLC (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.17	Form of Securities Purchase Agreement, dated May 9, 2019 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
10.18	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 22, 2019).
10.19	Form of Note Exchange & Subscription Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.20	Form of Joinder & Amendment, dated January 10, 2020 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.21	Form of Investor Note Exchange Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.22	Form of New Investor Note, dated January 10, 2020 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on January 16, 2020).

10.23	Form of Security Agreement, dated January 14, 2020 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.24
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and RumbleOn, Inc. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.25
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale, Inc. (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.26
COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale Express, LLC. (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on May 7, 2020).

10.27	Paycheck Protection Program Note, dated May 1, 2020, executed by RumbleOn, Inc. (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.28	Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale, Inc. (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.29	Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale Express, LLC (Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.30	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. + (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on August 26, 2020).
10.31	Commitment Letter, dated March 12, 2021 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.32	Secured Promissory Note, dated March 12, 2021 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.33	Registration Rights and Lock-Up Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
21.1	Subsidiaries
23.1	Consent of Grant Thornton LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document.
101.SCG	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
__________________
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

RumbleOn, Inc.

Date: March 31, 2021	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	March 31, 2021
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Steven R. Berrard	Director and Chief Financial Officer	March 31, 2021
Steven R. Berrard	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam Alexander	Director	March 31, 2021
Adam Alexander

/s/ Denmar Dixon	Director	March 31, 2021
Denmar Dixon

/s/ Richard A. Gray, Jr.	Director	March 31, 2021
Richard A. Gray, Jr.

/s/ Michael Marchlik	Director	March 31, 2021
Michael Marchlik

/s/ Kevin Westfall	Director	March 31, 2021
Kevin Westfall

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
RumbleOn, Inc. Consolidated Balance Sheets as of December 31, 2020 and 2019	F-4
RumbleOn, Inc. Consolidated Statements of Operations For the Two Years Ended December 31, 2020 and 2019	F-5
RumbleOn, Inc. Consolidated Statement of Stockholders' Equity For the Two Years Ended December 31, 2020 and 2019	F-6
RumbleOn, Inc. Consolidated Statements of Cash Flows For the Two Years Ended December 31, 2020 and 2019	F-7
RumbleOn, Inc. Notes to Financial Statements	F-8

F.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
RumbleOn Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Quantitative goodwill impairment assessment of the Automotive reporting unit

As described in Note 1 to the consolidated financial statements, management performs its annual goodwill impairment test on December 31 or earlier upon occurrence of an indicator of potential impairment. During the first quarter of 2020, management determined indicators of potential impairment existed and as a result performed a quantitative impairment test of its Automotive reporting unit as of March 31, 2020. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value as of March 31, 2020. We identified the goodwill valuation impairment assessment of the Automotive reporting unit performed during the first quarter of 2020 to be a critical audit matter.

The principal considerations for our determination that the goodwill impairment assessment performed during the first quarter of 2020 is a critical audit matter include the significant judgments and assumptions management makes when estimating the fair value measurement of the Automotive reporting unit. Estimates of future performance and market conditions used to arrive at the net present value of future cash flows, which is used within the goodwill impairment analysis, are subjective in nature. In particular, the Company’s fair value estimate was sensitive to assumptions including the discount rate and revenue growth rates, which are affected by expectations about future market or economic conditions. Auditing the fair value measurement involved a high degree of auditor judgment, subjectivity, and audit effort in evaluating management’s significant assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the goodwill impairment assessment during first quarter of 2020 for the Automotive reporting unit included the following, among others. We evaluated management’s ability to accurately forecast revenues and cash flows by comparing actual results to management’s historical forecasts. With the assistance of a valuation specialist we assessed the methodologies and underlying assumptions used including the application of the discount rate by the Company.

Fair value determination used in the Convertible Note Exchange

As described further in Note 8 to the consolidated financial statements, the Company entered into a Note Exchange and Subscription Agreement to exchange the previous $30 million in convertible notes (“Old Note”) issued in 2019 for a new series of $38 million Convertible Senior Notes (“New Note”) issued in 2020 which was determined as an extinguishment of debt. To determine the gain on extinguishment of the Old Note, the Company measured the fair value of the Old Note and New Note. The debt agreement contains an equity conversion feature and a make-whole interest provision, which were bifurcated into liability and equity components. The fair value of the liability and equity components at inception are deducted from the carrying value of the Notes and amortized to interest expense using the effective interest method over the life of the Notes. We identified the determination of the fair value measurements of the debt instruments and allocation of proceeds between equity and liability components, at the date of the exchange to be a critical audit matter.

The principal considerations for the determination that the fair value measurement of the convertible debt instruments and allocation of proceeds between equity and liability components is a critical audit matter are the requirements of significant auditor judgment and effort. A high degree of auditor judgment and subjectivity was required in assessing the reasonableness of the significant assumptions utilized in the determination of the respective fair values which included the discount rate and stock price volatility. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the fair value determination of the convertible debt instruments and allocation of proceeds between liability and equity components included the following, among others. We traced significant key terms including the stated interest rate and conversion price to the respective agreements. With the assistance of a valuation specialist we developed an independent expectation related to the fair values and assessed the reasonableness of the methodology and underlying assumptions, including the discount rate and stock price volatility used by the Company.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Dallas, Texas
March 31, 2021

RumbleOn, Inc.
Consolidated Balance Sheets
as of December 31, 2020 and 2019

	2020	2019
ASSETS
Current assets:
Cash	$1,466,831	$49,660
Restricted cash	2,049,056	6,676,622
Accounts receivable, net	9,407,960	8,482,707
Inventory	21,360,441	57,381,281
Prepaid expense and other current assets	3,446,225	1,210,474
Total current assets	37,730,513	73,800,744

Property and equipment, net	6,521,446	6,427,674
Right-of-use assets	5,689,637	6,040,287
Goodwill	26,886,563	26,886,563
Other assets	151,076	237,823
Total assets	$76,979,235	$113,393,091

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,707,448	$12,421,094
Accrued interest payable	1,485,854	749,305
Current portion of convertible debt, net	562,502	1,363,590
Current portion of long-term debt	20,688,651	59,160,970
Total current liabilities	35,444,455	73,694,959

Long -term liabilities:
Notes payable	4,691,181	1,924,733
Convertible debt, net	27,166,019	20,136,229
Derivative liabilities	16,694	27,500
Operating lease liabilities and other long-term liabilities	5,090,221	4,722,101
Total long-term liabilities	36,964,115	26,810,563
Total liabilities	72,408,570	100,505,522

Commitments and contingencies (Notes 4, 7, 8, 9, 13, 16)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 2,191,633 and 1,111,681 shares issued and outstanding as of December 31, 2020 and 2019, respectively	2,192	1,112
Additional paid in capital	108,949,204	92,268,213
Accumulated deficit	(104,380,781)	(79,381,806)
Total stockholders' equity	4,570,665	12,887,569

Total liabilities and stockholders' equity	$76,979,235	$113,393,091

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Operations
For the Two Years Ended December 31, 2020 and 2019

	2020	2019
Revenue:
Pre-owned vehicle sales:
Powersports	$46,653,668	$101,008,976
Automotive	337,084,959	717,042,511
Transportation and vehicle logistics	31,816,157	22,577,860
Other	872,459
Total revenue	416,427,243	840,629,347

Cost of revenue:
Powersports	40,060,571	88,673,515
Automotive	308,800,631	685,313,894
Transportation and vehicle logistics	24,200,229	16,023,962
Cost of revenue before impairment loss	373,061,431	790,011,371
Impairment loss on automotive inventory	11,738,413	-
Total cost of revenue	384,799,844	790,011,371

Gross profit	31,627,399	50,617,976

Selling, general and administrative	53,659,348	86,624,249

Insurance recovery proceeds	(5,615,268)	-

Depreciation and amortization	2,142,939	1,786,426

Operating loss	(18,559,620)	(37,792,699)

Interest expense	(6,638,325)	(7,187,604)
Decrease in derivative liability	10,806	1,302,500
Gain (loss) on early extinguishment of debt	188,164	(1,499,250)
Net loss before provision for income taxes	(24,998,975)	(45,177,053)

Benefit for income taxes	-	-

Net loss	$(24,998,975)	$(45,177,053)

Weighted average number of common shares outstanding - basic and fully diluted	2,184,441	1,114,714

Net loss per share - basic and fully diluted	$(11.44)	$(40.53)

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity
For the Two Years Ended December 31, 2020 and 2019

	Preferred Shares		Common A Shares		Common B Shares		Additional Paid in	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	1,317,329	$1,317	50,000	$50	874,315	$874	$65,016,379	$(34,201,114)	$30,817,506
Cumulative effect of accounting change (see Note 1)	-	-	-	-	-	-	-	(3,639)	(3,639)
Equity component of convertible senior notes, net of issuance costs	-	-	-	-	-	-	7,745,625	-	7,745,625
Issuance of common stock for restricted stock units	-	-	-	-	12,675	13	(13)	-	-
Beneficial conversion feature on convertible notes	-	-	-	-	-	-	495,185	-	495,185
Conversion of preferred shares to common stock	(1,317,329)	(1,317)	-	-	65,866	66	1,251	-	-
Issuance of common stock	-	-	-	-	158,825	159	15,173,268	-	15,173,427
Stock-based compensation	-	-	-	-	-	-	3,836,518	-	3,836,518
Net loss	-	-	-	-	-	-	-	(45,177,053)	(45,177,053)
Balance, December 31, 2019	-	-	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	-	-	-	-	1,035,000	1,035	10,779,045	-	10,780,080
Issuance of common stock for restricted stock units	-	-	-	-	37,821	38	(38)	-	-
Adjustment for fractional shares in reverse stock split	-	-	-	-	7,131	7	(7)	-	-
Convertible note exchange	-	-	-	-	-	-	2,923,755	-	2,923,755
Stock-based compensation	-	-	-	-	-	-	2,978,236	-	2,978,236
Net loss	-	-	-	-	-	-	-	(24,998,975)	(24,988,975)
Balance, December 31, 2020	-	-	50,000	$50	2,191,633	2,192	$108,949,204	$(104,380,781)	$4,570,655

See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,998,975)	$(45,177,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,142,939	1,786,426
Amortization of debt discount	2,027,046	1,664,000
Bad debt expense	310,721	1,123,739
Stock based compensation expense	2,978,236	3,836,518
Impairment loss on inventory	11,738,413	-
Impairment loss on property and equipment	177,626	-
Gain from change in value of derivatives	(10,806)	(1,302,500)
Loss from extinguishment of debt	(188,164)	1,499,250
Goodwill impairment	-	1,850,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,235,974)	2,037,023
(Increase) decrease in inventory	24,282,427	(2,327,754)
(Increase) in prepaid expenses and other current assets	(2,235,751)	(113,529)
(Increase) decrease in other assets	86,747	(135,645)
Increase in other liabilities	720,067	-
(Decrease) increase in accounts payable and accrued liabilities	152,126	(5,031,073)
Increase in accrued interest payable	1,196,549	543,268
Net cash provided by (used in) operating activities	17,143,227	(39,747,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used for acquisitions	-	(835,000)
Proceeds from sales of property and equipment	38,436	169,268
Technology development	(2,145,055)	(3,085,743)
Purchase of property and equipment	(174,786)	(119,748)
Net cash used in investing activities	(2,281,405)	(3,871,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable and convertible debt	8,272,375	27,455,537
Repayments for notes payable	(1,767,758)	(10,857,500)
Net proceeds from (payments on) lines of credit	(40,533,759)	2,788,469
Proceeds from PPP Loan	5,176,845	-
Proceeds from sale of common stock	10,780,080	15,173,427
Net cash (used in) provided by financing activities	(18,072,217)	34,559,933

NET CHANGE IN CASH	(3,210,395)	(9,058,620)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	6,726,282	15,784,902

CASH AND RESTRICTED CASH AT END OF PERIOD	$3,515,887	$6,726,282

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

Description of Business

In July 2016, Berrard Holdings Limited Partnership ("Berrard Holdings") acquired 99.5% of the common stock of the Company from the principal stockholder. Shortly after the Berrard Holdings common stock purchase, the Company began exploring the development of a capital light e-commerce platform facilitating the ability of both consumers and dealers to Buy-Sell-Trade-Finance pre-owned vehicles in one online location and in April 2017, the Company launched its platform. The Company's goal was to transform the way pre-owned vehicles are bought and sold by providing users with the most efficient, timely and transparent transaction experience. While the Company's initial customer facing emphasis through most of 2018 was on motorcycles and other powersports, the Company continues to enhance its platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks, and via its acquisition of Wholesale, Inc. in October 2018, the Company wanted to make a concerted effort to grow its cars and light truck categories.

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

Serving both consumers and dealers, through its online marketplace platform, the Company makes cash offers for the purchase of pre-owned vehicles. In addition, the Company offers a large inventory of pre-owned vehicles for sale along with third-party financing and associated products. The Company's operations are designed to be scalable by working through an infrastructure and capital light model that is achievable by virtue of a synergistic relationship with both dealers and regional partners, which are primarily auctions. The Company utilizes regional partners in the acquisition of pre-owned vehicles to provide inspection, reconditioning and distribution services. These regional partners earn incremental revenue and enhance profitability through fees from inspection, reconditioning and distribution programs.

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

The rapid spread of COVID-19 since March 2020 has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While the federal and state governments have taken measures to try to contain the COVID-19 pandemic, there is considerable uncertainty regarding such measures and potential future measures. The COVID-19 situation has created an unprecedented and challenging time for our Company. Our current focus is on positioning the Company for a strong recovery when this crisis is over. During 2020 we took steps to reduce our inventory and align our operating expenses to the state of the business. We plan to continue to operate as permitted to support our customers’ needs for reliable vehicles and to provide as many jobs as possible for our associates; however, in April 2020 we laid-off 169 associates. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, the inspection and reconditioning centers of our partners, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could further limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

The extent to which the COVID-19 outbreak ultimately impacts our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

Liquidity

The accompanying consolidated financial statements of the Company have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company has incurred losses from inception through December 31, 2020 and may incur additional losses in the future. As the Company continues to expand its business, build its brand name and awareness and continues technology and software development efforts, it may need access to additional capital. Historically, the Company has raised additional equity or debt instruments to fund the expansion; refer to Note 8 — NOTES PAYABLE and Note 9 — STOCKHOLDER'S EQUITY.  Management believes that current working capital, availability of equity under its current shelf registration statement, results of operations, and expected continued inventory financing are sufficient to fund operations for at least one year from the financial statement issuance date.

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

Loss Per Share

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

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of December 31, or whenever events or changes in circumstances indicate that an impairment may exist. We have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. In performing our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative test is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.

Due to the significant decline in the Company’s stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed as of March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. In connection with its annual goodwill impairment test as of December 31, 2020, the Company performed impairment assessments by reviewing qualitative factors for each of its reporting units. The results of the assessments indicated that it was not more likely than not that the fair value of the reporting units were less than the carrying values and no goodwill impairment was determined to exist for the years ended December 31, 2020.

In connection with its annual goodwill impairment test as of December 31, 2019 for the three reportable segments we performed quantitative impairment testing of the fair value of our reporting units using an income and market valuation approach. The income valuation approach estimates our enterprise value using a net present value model, which discounts projected free cash flows of our business using the weighted average cost of capital as the discount rate. We also validated the fair value for each reporting unit using the income approach by calculating a cash earnings multiple and determining whether the multiple was reasonable compared to recent market transactions completed in the industry. As part of that assessment, we also reconcile the estimated aggregate fair values of our reporting units to our market capitalization. We believe this reconciliation process is consistent with a market participant perspective. This consideration would also include a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest, and other significant assumptions including revenue and profitability growth, profit margins, residual values and the cost of capital. For the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000 related to powersports, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. No goodwill impairment resulted from the quantitative impairments tests of the remaining reporting units as of December 31, 2019.

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

Other Assets

Included in "Other assets" on the Company's Consolidated Balance Sheets are amounts related to acquired internet domain names which are considered to be an indefinite lived intangible assets. Indefinite lived intangible assets are tested for impairment, at a minimum, on an annual basis using an income approach or sooner whenever events or changes in circumstances indicate that an asset may be impaired. There was no impairment of indefinite lived assets as of December 31, 2020 and 2019.

Long-Lived Assets

Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets or asset groups are considered to be impaired, the impairment to be recognized will be measured by the amount by which the carrying amount of the assets or asset groups exceeds the related fair values. The Company also performs a periodic assessment of the useful lives assigned to the long-lived assets. For the year ended December 31, 2020, the Company recorded an impairment loss on property and equipment of $177,626 due to the Nashville Tornado. No impairment charges on property and equipment were recorded during the year ended December 31, 2019. See Note 5 — Property and Equipment, Net for additional information on property and equipment.

Technology Development Costs

Technology development costs are accounted for pursuant to ASC 350, Intangibles — Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Under the terms of these customer arrangements the Company retains the revenue generating technology and hosts the applications on its servers and mobile applications. The customer does not have a contractual right to take possession of the software during the term of the arrangement and are not permitted to run the software itself or contract with another party unrelated to the entity to host the software. Technology development costs consist principally of (i) development activities including payroll and related expenses billed by a third-party contractor involved in application, content, production, maintenance, operation, and platform development for new and existing products and services, (ii) technology infrastructure expenses, and (iii) costs of Company employees devoted to the development and maintenance of software products. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from 3 to 5 years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications. Additionally, the Company from time-to-time may abandon additional development activities relating to specific software projects or applications and charge accumulated costs to technology development expense in the period such determination is made.

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

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers. The Company estimates the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions. The allowance for doubtful accounts was approximately $1,569,086 and $1,034,919 as of December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2020, and 2019, the Company did not have any investments with maturities greater than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these cash concentrations.

Restricted Cash

In connection with the execution of the Inventory Financing and Security Agreement (the "Credit Facility") by and among the Company's subsidiary, RMBL Missouri, LLC ("RMBL MO"), Ally Bank ("Ally") and Ally Financial, Inc., dated February 16, 2018 the parties entered into a Credit Balance Agreement, and so long as the Company owes any debt to Ally or until the bank otherwise consents, the Company agreed to maintain a Credit Balance at Ally of 1) at least 10.0% of the amount of the Company's approved and available credit line under the Credit Facility and 2) no greater than 25.0% of the total principal amount owed to Ally for inventory financed under the Credit Facility. The Credit Facility ended in February 2020.

In connection with the inventory financing contract (the "NextGear Facility"), entered into by the Company, its wholly owned subsidiary RMBL Tennessee, Inc, Wholesale, Inc. and NextGear Capital, Inc. ("NextGear"), dated October 30, 2018, Wholesale, as borrower, entered into a $70,000,000 floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear Capital, Inc. ("NextGear"). During the quarter ended September 30, 2020 the Company and NextGear agreed to reduce the credit line to $55,000,000 with Wholesale and Autosport limiting the aggregate amount of advances under the credit line to $20,000,000 through June 30, 2021, at which time the credit line will be repaid in full. Advances under the NextGear Credit Line require Wholesale to maintain at least $2,000,000 cash collateral in a reserve account in favor of NextGear, which amount is subject to change in NextGear's sole discretion.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

From time to time, the Company has issued convertible notes that have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20. The Beneficial Conversion Feature ("BCF") of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using either a) the Black Scholes valuation model or b) an open-form binomial option pricing model (“lattice model”) that simulates, in a non-linear, risk-neutral framework, the stock price of the Company’s common stock.

Common Stock Warrants

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 16,530 warrants to purchase common stock outstanding at December 31, 2020 consisting of: (i) 10,913 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 5,617 warrants issued to Hercules in connection with the 2018 financings.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses was $5,287,284 and $18,228,262 for the years ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). On August 25, 2020, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 200,000 shares of Class B Common Stock to 700,000 shares of Class B Common Stock (the "Third Plan Amendment"). To date, the vesting of RSU and Option awards is service / time based. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period approximating the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen months after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. Performance-based awards and market condition-based awards granted to date have vesting schedules that are typically dependent on achieving a particular objective within thirty (30) months.

The Company estimates the fair value of awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value based on the share price of the Class B Common Stock on the date of the award. Performance Awards use the share prices of the Class B Common Stock but the Company, both at grant and each subsequent quarter, considers whether to a apply discount to the fair in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Sholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder; the 2020 market-condition based awards assumed expected volatility to be 125% and a risk-free interest rate of 1.0%. We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period.

During the year ended December 31, 2020, the Company granted 416,685 RSUs and 250 Options under the Plan to members of the Board of Directors, officers and employees. Compensation expense for the years ended December 31, 2020 and 2019 was $2,978,236 and $3,836,518, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.  At December 31, 2020, total unrecognized compensation cost related to awards issued under the Plan and still outstanding and unvested was $3,258,746 and the weighted average period over which this cost is expected to be recognized is approximately 1.04 years.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2020, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a fifty percent likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.

Recent Pronouncements

Adoption of New Accounting Standards.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has adopted this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new lease standard would occur at the adoption date and a cumulative-effect adjustment, if any, would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with previous disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption. The Company has elected the practical expedients permitted under the transition guidance which enabled the Company: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases. In addition, the Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Upon adoption of this standard on January 1, 2019, the Company recognized a total operating lease liability in the amount of $3,118,038, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $3,114,399. The cumulative effect of this accounting change of $3,639 is included in the accumulated deficit for the year ended December 31, 2020. The standard did not have a material impact on the Company's consolidated statements of operations or statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. At December 31, 2020 and 2019, finance receivables were $2,117,809 and $147,893, respectively.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable consists of the following as of December 31,

	2020	2019
Trade	$8,859,237	$9,369,733
Finance	2,117,809	147,893
	10,977,046	9,517,626
Less: allowance for doubtful accounts	1,569,086	1,034,919
	$9,407,960	$8,482,707

NOTE 3 – INVENTORY

Inventory consists of the following as of December 31,

	2020	2019
Pre-owned vehicles:
Powersport vehicles	$1,869,830	$10,365,050
Automobiles and trucks	19,592,896	47,599,433
	21,462,726	57,964,483
Less: Reserve	102,285	583,202
	$21,360,441	$57,381,281

NOTE 4 – ACQUISITIONS

On February 3, 2019, the Company completed the Autosport Acquisition pursuant to the Stock Purchase Agreement, by and among the Buyer, the Seller and Autosport. Aggregate consideration for the Autosport Acquisition consisted of (i) a closing cash payment of $600,000, plus (ii) the Promissory Note in favor of the Seller, plus (iii) the Convertible Note in favor of the Seller, plus (iv) contingent earn-out payments payable in the form of cash and/or the Company's Class B Common Stock for up to an additional $787,500 if Autosport achieves certain performance thresholds. In connection with the Autosport Acquisition, the Buyer also paid outstanding debt of Autosport of $235,000 and assumed debt of $257,933 pursuant to the Second Convertible Note. The fair value of the contingent earn-out payment was considered immaterial at the date of acquisition and was excluded from the purchase price allocation. As of December 31, 2020, there have been no payments earned under the performance threshold. See Note 1 – Description of Business and Significant Accounting Policies for additional information on the Autosport Acquisition.

The following table summarizes the final allocation of the purchase price based on the estimated fair value of the acquired assets and assumed liabilities of Autosport as of December 31, 2019.

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

Supplemental pro forma unaudited information (unaudited)

There were no acquisitions in 2020. Pro forma adjustments for the year ended December 31, 2019 related to the Autosport Acquisition primarily include adjustments to reflect the: (i) amortization of stock compensation expense of $18,351; and (ii) interest expense of $20,174.

Year Ended December 31,
Unaudited	2019
Pro forma revenue	$846,947,956
Pro forma net loss	$(45,296,568)
Loss per share - basic and fully diluted	$(40.37)
Weighted-average common shares and common stock equivalents outstanding basic and fully diluted	1,122,058

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31,

	2020	2019
Vehicles	$240,603	$158,327
Furniture and equipment	191,047	448,074
Technology development and software	11,008,302	8,863,247
Leasehold improvements	321,082	246,135
Total property and equipment	11,761,035	9,715,783
Less: accumulated depreciation and amortization	5,239,589	3,288,109
Total	$6,521,446	$6,427,674

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

On December 31, 2020, capitalized technology development costs were $10,800,292 which includes $2,900,000 of software acquired in the NextGen transaction. Total technology development costs incurred was $3,529,743 for the year ended December 31, 2020 of which $2,145,055, was capitalized and $1,384,688, was charged to expense in the accompanying Consolidated Statements of Operations. Depreciation expense for the year ended December 31, 2020 was $2,142,939, which included the amortization of capitalized technology costs of $1,887,305. Total technology development costs incurred was $5,494,082 for the year ended December 31, 2019 of which $3,085,743 was capitalized and $2,408,338 was charged to expense in the accompanying Consolidated Statements of Operations. Depreciation expense for the year ended December 31, 2019 was $1,786,426, which included the amortization of capitalized technology costs of $1,436,088.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

Following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived asset during the years ended December 31, 2020 and 2019.

	Goodwill	Indefinite Lived Intangible Assets
Balance at December 31, 2018	$26,107,146	$45,515
Acquisitions	2,964,278	-
Impairment	(1,850,000)	-
Measurement period adjustment	(334,861)	-
Balance at December 31, 2019	26,886,563	45,515
Acquisitions	-	-
Impairment	-	-
Balance at December 31, 2020	$26,886,563	$45,515

The following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2020 and 2019.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2018	$1,850,000	$23,074,775	$1,182,371	$26,107,146
Acquisitions	-	2,964,278	-	2,964,278
Impairment	(1,850,000)	-	-	(1,850,000)
Measurement period adjustment	-	-	(334,861)	(334,861)
Balance at December 31, 2019	-	26,039,053	847,510	26,886,563
Acquisitions	-	-	-	-
Impairment	-	-	-	-
Balance at December 31, 2020	$-	$26,039,053	$847,510	$26,886,563

We test for impairment of our intangible assets at least annually. During the year ended December 31, 2020, we did not recognize any impairment loss on goodwill. During the year ended December 31, 2019, we recognized an impairment loss on goodwill of $1,850,000 related to powersports, which is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations. During the quarter ended September 30, 2019, the Company finalized the preliminary purchase price allocation recorded at the acquisition date for Wholesale Express and made a measurement period adjustment to the preliminary purchase price allocation which resulted in a decrease in goodwill of $334,861. The Company made this measurement period adjustment to reflect facts and circumstances related to accounts receivable and accounts payable that existed as of the acquisition date and did not result from intervening events subsequent to such date.

NOTE 7 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of December 31, 2020 and 2019:

	2020	2019
Accounts payable	$8,167,957	$8,730,624
Operating lease liability-current portion	1,630,002	1,423,610
Accrued payroll	1,079,771	715,658
State and local taxes	856,341	912,062
Other accrued expenses	973,377	639,140
Total	$12,707,448	$12,421,094

NOTE 8 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable consisted of the following as of December 31,

	2020	2019
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through February 10, 2020 and 10.0% thereafter through maturity, which is January 31, 2021.	$833,334	$1,333,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 8.5% through March 31, 2020 and 10.0% thereafter through maturity which is June 30, 2021. Unamortized debt discount was $0 and $75,601 as of December 31, 2020 and December 31, 2019, respectively.	669,175	667,000

Line of credit-floor plan Ally dated February 16, 2018. Facility provides up to $25,000,000 of available credit secured by vehicle inventory and other assets. Interest rate at December 31, 2019 was 7.05%. Principal and interest are payable on demand.	-	8,419,897

Line of credit-floor plan NextGear dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate at December 31, 2020 was 4.75%. Principal and interest is payable on demand.	17,811,626	50,741,073

Revolving Line of Credit note secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate at December 31, 2020 was 7.25%	888,852	-

PPP Loans dated May 1, 2020. Payments of principal and interest were deferred until September 1, 2021, at which time the Company will make equal payments of principal and interest through maturity, which is April 1, 2025.	5,176,845	-

Less: Debt discount	-	(75,601)
Total notes payable and lines of credit	25,379,832	61,085,703
Less: Current portion	20,688,651	59,160,970

Long-term portion	$4,691,181	$1,924,733

As of December 31, 2020, future principal debt payments are due as follows:

2021	$485,664
2022	1,391,145
2023	1,405,367
2024	1,419,732
2025	474,936
Total debt payments	$5,176,845

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. As of the date of this filing, based on on-going discussions with NextGear, we will limit our advances under the NextGear Credit Line for Wholesale and Autosport to $55,000,000 with Wholesale and Autosport limiting the aggregate amount of advances under the credit line to $20,000,000 through June 30, 2021, at which time the credit line will be repaid in full. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 5.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the line of credit-floor plan for the years ended December 31, 2020 and 2019, was $1,634,802 and $2,697,591, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly owned subsidiary RMBL MO entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender could provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility required that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility bore interest at a per annum rate designated from time to time by the Lender and were determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Interest expense on the Credit Facility for the years ended December 31, 2020 and 2019 was $77,266 and $541,702, respectively. The Ally Line of Credit ended in February 2020.

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

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date; (ii) at a rate of 8.5% annually from the second anniversary of the closing date through February 10, 2020; and 10.0% thereafter through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. As discussed below the note was exchanged for a new note in January 2020 which extended the maturity date of the note until January 31, 2021. Interest expense on the Credit Facility for the years ended December 31, 2020 and 2019 was $87,128 and $110,484, respectively. The NextGen Note plus accrued interest was paid in full on January 31, 2021.

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date; at a rate of 8.5% annually from the second anniversary of the closing date through March 31, 2020; and at a rate of 10% thereafter through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was amortized to interest expense until the scheduled maturity of the Private Placement Notes in January 2021 using the effective interest method. The effective interest rate at December 31, 2020 was 26.0%. Interest expense on the Private Placement Notes was $140,136 and $316,091, respectively for the years ended December 31, 2020 and 2019, which included debt discount amortization of $75,601 and $70,565, respectively for the years ended December 31, 2020 and 2019. On January 31, 2021, a payment of $371,000 was made on the Private Placement Note and the remaining balance of $297,411 was extended through June 30, 2021.

Exchange of Notes Payable

Certain of the Company's investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for new notes (the "New Investor Notes"), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the "Investor Note Exchange Agreement"), by and between the Company and each investor thereto (the "Investors"), including Halcyon, an entity affiliated with Kartik Kakarala, a former director of the Company, such New Investor Note for an aggregate principal amount of $833,333 (after taking account of a $500,000 pay down of the previously outstanding Halcyon note), Blue Flame Capital, LLC ("Blue Flame"), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The Halcyon and Blue Flame outstanding principal plus accrued interest were paid in full on January 31, 2021.

PPP Loans

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the "Subsidiaries," and with the Company, the "Borrowers"), each entered into loan agreements and related promissory notes (the "SBA Loan Documents") to receive U.S. Small Business Administration Loans (the "SBA Loans") pursuant to the Paycheck Protection Program (the "PPP") established under the CARES Act, in the aggregate amount of $5,176,845 (the "Loan Proceeds"). The Borrowers received the Loan Proceeds on May 1, 2020, and under the SBA Loan Documents, the SBA Loans had an initial maturity date of April 30, 2022 and an annual interest rate of 1.0%. Payment of principal and interest, to be paid monthly, on the PPP Loans can be prepaid by the Company at any time and was originally deferred through October 30, 2020. On October 7, 2020, the Small Business Administration published guidance of its interpretation of the CARES ACT and of the Paycheck Protection Program Interim Final Rules that indicates, pursuant to the PPP Flexibility Act of 2020, the deferral period for borrow payments of principal, interest and fees on all PPP was extended 10 months after the borrower’s loan forgiveness period. Additionally, the SBA lender agreed to extend the maturity pursuant to the Interim Final Rules. As a result, monthly equal payments of principal and interest will begin September 1, 2021, with the last payment due April 1, 2025.

Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, "Qualifying Expenses"), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. The Company used a portion of the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part.  The Company and its PPP lender have not yet discussed extending the maturity, nor has the Company applied for loan forgiveness.  Interest expense on the PPP Notes for the year ended December 31, 2020 as $30,960.

Convertible Notes

As of December 31, 2020, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	December 31, 2020			December 31, 2019
	Face Amount	Debt Discount	Carrying Amount	Face Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	$11,737,521	$27,012,479	$30,000,000	$10,402,024	$19,597,976
Convertible notes-Autosport
$1,536,000 unsecured note	1,024,000	307,958	716,042	1,536,000	379,616	1,156,384
$500,000 unsecured note	-	-	-	500,000	6,092	493,908
$257,933 unsecured note	-	-	-	257,933	6,382	251,551
	39,774,000	12,045,479	27,728,521	32,293,933	10,794,114	21,499,819
Less: Current portion	(768,000)	(205,498)	(562,502)	(1,461,933)	(98,343)	(1,363,590)
Long-term portion	$39,006,000	$11,839,981	$27,166,019	$30,832,000	$10,695,771	$20,136,229

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

As of December 31, 2020, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 "Debt – Debt with Conversion and Other Option" (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188,164 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any all-unamortized debt issuance costs. The remaining consideration of $2,593,163 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder's equity.

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes which included $59,571 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $59,571 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders' equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $20,673 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The value of the derivative liability increased to $137,488 as of March 31, 2020. The derivative liability is remeasured at each reporting date with an increase in value of $10,806 being recorded in other income for the year ended December 31, 2020. The value of the derivative liability as of December 31, 2020 was $16,694.

The interest expense recognized with respect to the Convertible Senior Notes for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Contractual interest expense	$2,566,171	$1,305,000
Amortization of debt discounts	1,867,313	1,218,064
Total	$4,433,485	$2,523,064

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued (i) the Promissory Note, and (ii) the Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to the Second Convertible Note.

The $500,000 Promissory Note had a term of fifteen months and accrued interest at a simple rate of 5.0% per annum. Interest under the Promissory Note was payable upon maturity. In June 2020, principal payments of $122,000 were made and the promissory note maturity date was extended to October 1, 2020. Any interest and principal due under the Promissory Note was convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on the Nasdaq Stock Exchange for the twenty (20) consecutive trading days preceding the conversion date. The Buyer elected not to convert any principal or interest and the loan has been repaid in full.

The $1,536,000 Convertible Note matures on January 31, 2022 accrues interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 15,962 shares of the Company's Class B Common Stock.

The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The Note was repaid in full during the year ended December 31, 2020.

For the years ended December 31, 2020 and 2019, interest expense on the convertible notes was $187,751 and $228,001, respectively, and included $84,131 and $103,095, respectively of debt discount amortization.

NOTE 9 – STOCKHOLDERS' EQUITY

Share-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). On August 25, 2020, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 200,000 shares of Class B Common Stock to 700,000 shares of Class B Common Stock (the "Third Plan Amendment"). To date, the vesting of RSU and Option awards is service / time based. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period approximating the following vesting schedule: (i) 20.0% vesting anywhere from eight-months to thirteen months after grant date, (ii) an additional 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. Performance-based awards and market condition-based awards granted to date have vesting schedules that are typically dependent on achieving a particular objective within thirty (30) months.  The Company estimates the fair value of awards granted under the Plan on the date of grant.

The Company estimates the fair value of awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value based on the share price of the Class B Common Stock on the date of the award. Performance Awards use the share prices of the Class B Common Stock but the Company, both at grant and each subsequent quarter, considers whether to a apply discount to the fair in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Sholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder; the 2020 market-condition based awards assumed expected volatility to be 125% and a risk-free interest rate of 1.0%. We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period.

	For the Years Ended December 31,
	2020	2019

Restricted stock units	$2,957,415	$3,812,993

Options	20,821	23,525

Total stock-based compensation	$2,978,236	$3,836,518

As of December 31, 2020, unrecognized stock-based amortization related to outstanding RSU and stock awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2020 is presented in the table below. Total unrecognized equity will be adjusted for actual forfeitures.

	Unrecognized Stock Based Compensations Related to Outstanding Awards	Remaining Weighted-Average Amortization Period (in years)

Restricted stock units	$3,210,906	1.08

Options	47,840.83

Total unrecognized stock-based amortization	$3,258,746	1.91

Restricted Stock Units

RSU activity during the years ending December 31, 2020 and December 31, 2019 was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Outstanding at December 31, 2018	75,389	$104.63
Granted	80,050	$60.81
Vested	(9,000)	$86.54
Forfeited	(16,501)	$61.45
Outstanding at December 31, 2019	129,938	$99.00
Granted	416,435	$6.60
Vested	(35,274)	$87.91
Forfeited	(67,256)	$98.53
Outstanding at December 31, 2020	443,843	$13.26

Expected to vest	443,843	$ 13.26

Non-qualified Stock Options

Non-qualified stock options allow recipients to purchase shares of Class B common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class B common stock at the time of grant. The options expire ten years after the grant date and typically vest 20% between nine-months and one-year after the grant date and thereafter in quarterly installments of 7.5% and 12.5% during the 2nd and 3rd vesting years, respectively.

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	-	n/a		n/a
Options granted	5,608	78.10		n/a
Options exercised	-	n/a		n/a
Options forfeited or expires	(521)	81.60		n/a
Outstanding at December 31, 2019	5,087	78.10	9.6	n/a

Options granted	250	$61.40		$n/a
Options exercised	-	n/a		n/a
Options forfeited or expires	(2,586)	74.72		$n/a
Outstanding at December 31, 2020	2,751	$79.76	8.7	$n/a

Vested / exercisable at December 31, 2020	937	80.13	8.7	$n/a
Expected to vest as of December 31, 2020	2,751	79.57	8.7	$n/a

Fair value of all option awards is based on the share price of the Class B Common Stock on the date of the award and is calculated using the Black-Scholes option valuation model using the assumptions in the following table:

	2020	2019
Risk-free rate	0.3%	1.5%
Expected volatility	194.75%	85.0%
Expected life (in years)	5.48	5.75
Expected dividend yield	-	-
Weighted average grant date fair value per option	$29.66	$34.20

Security Offerings

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

The Company used the net proceeds of the 2020 Public Offering for working capital and general corporate purposes, which included further technology development, increased spending on marketing and advertising and capital expenditures necessary to grow the business.

Reverse Stock Split

On May 18, 2020, the Company filed a Certificate of Change to the Company’s Articles of Incorporation with the Secretary of State of the State of Nevada to effect a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was effective at 12:01 a.m., Eastern Time, on May 20, 2020. No fractional shares were issued as a result of the Reverse Stock Split. There was a 7,131 fractional share adjustment as a result of rounding up to the nearest whole share in connection with the Reverse Stock Split. The authorized preferred stock of the Company was not impacted by the Reverse Stock Split. The Company has retrospectively adjusted the per share and share amounts included in this Annual Report on Form 10-K for the Reverse Stock Split.

NOTE 10 – COMMON STOCK WARRANTS

In connection with the October 23, 2017 public offering of 145,500 shares of Class B common stock the Company issued to underwriters warrants to purchase 10,913 shares of Class B common stock, which was equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering. The Warrants are exercisable at a per share price of $126.50, which was equal to 115.0% of the Offering price per share of the shares sold in the Offering and mature on April 20, 2023. In April, 2018, pursuant to the Loan Agreement by and among Hercules Capital, the Company, and its wholly owned subsidiaries, the Company issued Hercules a warrant to purchase 4,091 (increasing to 5,455 if a fourth tranche in the principal amount of up to $5,000,000 is advanced at the parties agreement) shares of the Company's Class B Common Stock (the "Hercules April Warrant") at an exercise price of $110.00 per share (the "Hercules April Warrant Price"). The Hercules April Warrant is immediately exercisable and expires on April 30, 2023. In October, 2018, under an amendment to the Loan Agreement, the company issued Hercules a warrant to purchase 1,048 shares of the Company's Class B Common Stock (the "Hercules October Warrant") at an exercise price of $143.13 per share (the "Hercules October Warrant Price"). The Hercules October Warrant is immediately exercisable and expires on October 30, 2023. The Hercules warrants contain anti-dilutive provisions that increase the number of shares covered by the warrants in the event the Company makes a New Issuance (as defined in the Loan Agreement) for no consideration or consideration that is less than the Warrant Prices. The following table summarizes the warrants outstanding as of December 31, 2020 and 2019:

	2020	2019
Warrants outstanding at the beginning of the year	16,530	16,051
New warrant issuances to Hercules	-	-
Adjustment to the Hercules warrants due to the anti-dilutive provisions	-	479
Warrants outstanding at the end of the year	16,530	16,530

The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

	Underwriter Warrants	Hercules April Warrants	Hercules October Warrants
Warrants exercise price	$126.50	$110.00	$143.20
Fair value price per share of common stock	$110.00	$101.40	$114.60
Volatility	62.0%	70.0%	70.0%
Expected term remaining (years)	5.0	5.0	5.0
Risk-free interest rate	1.31%	2.79%	2.94%
Discount for lack of marketability	20.0%	20.0%	20.0%
Dividend yield	-	-	-
Fair value at initial valuation date	$505,273	$208,369	$59,292

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the years ended December 31,

	2020	2019
Compensation and related costs	$25,734,308	$33,502,020
Advertising and marketing	5,287,284	18,228,262
Professional fees	3,148,381	2,542,357
Technology development	1,421,138	2,408,338
General and administrative	18,068,237	29,943,272
	$53,659,348	$86,624,249

NOTE 12 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000.

All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer has advanced $5,615,268 against the final settlement. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,269,507 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. During the year ended December 31, 2020 the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of operating loss for the year ended December 31, 2020.

NOTE 13 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2020 and 2019:

	2020	2019
Cash paid for interest	$3,834,758	$4,888,070

Convertible notes payable issued in acquisition	$-	$2,293,933

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows as of December 31,

	December 31,
	2020	2019
Cash and cash equivalents	$1,466,831	$49,660
Restricted cash (1)	2,049,056	6,676,622
Total cash, cash equivalents, and restricted cash	$3,515,887	$6,726,282

(1)
Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.

NOTE 14 – INCOME TAXES

U.S. Tax Reform

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Act, was signed into law. The Tax Act, among other changes, reduced the U.S. federal corporate tax rate from 35.0% to 21.0%, required taxpayers to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. For the two years ended December 31, 2020, the Company did not have any foreign subsidiaries and the international aspects of the Tax Act are not applicable.

In connection with the initial analysis of the impact of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 26.0% including state income taxes. The remeasurement of the Company's deferred tax balance was primarily offset by application of its valuation allowance. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted in response to the novel coronavirus (COVID-19) pandemic. The CARES Act includes numerous provisions relating to, among other things, refundable payroll tax credits, deferment of employer portion of certain payroll taxes, net operating loss amounts and carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Due to the recent enactment of the CARES Act, the Company is currently analyzing the potential impacts of this legislation on its financial position and results of operations.

Deferred income taxes reflect the net tax effect of temporary difference between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows as of December 31,

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$21,494,873	$17,380,733
Business interest carryforward	1,651,179	645,165
Stock-based compensation	518,320	1,287,424
Accounts receivable allowance	361,606	269,403
Lease liabilities	1,568,773	1,599,651
Inventory reserve	26,574	151,815
Basis difference in goodwill	351,993	385,570
Accrued liabilities	122,644	-
Property and equipment	372,896	191,259
Total deferred income tax assets	26,468,858	21,911,020

Deferred tax liabilities:
Right-of-use assets	1,478,224	1,572,368
Debt issuance costs amortization	1,248,455	28,818
Total deferred tax liabilities	2,726,679	1,601,186

Net deferred tax asset before valuation allowance	23,742,179	20,309,834

Valuation allowance	(23,742,179)	(20,309,834)
Net deferred taxes	$-	$-

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate for the years ended December 31, 2020 and 2019.

	2020	2019
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of federal benefit	5.0%	5.0%
Permanent difference	(1.4)%	(1.1)%
Valuation allowance	(24.6)%	(24.9)%
Effective tax rate	-%	-%

No current provision for Federal income taxes was recorded for the years ended December 31, 2020 and 2019 due to the Company's operating losses. As of December 31, 2020 and 2019, the Company has operating loss carryforwards of $82,733,046 and $66,717,013, respectively, a portion of which begin to expire in 2033. We have provided a valuation allowance on the deferred tax assets of $23,742,179 and $20,309,834 for the periods ended December 31, 2020 and 2019, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 15 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 443,843 of RSUs, 2,751 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

In connection with the Company's acquisition of Wholesale, the Company issued 1,317,329 shares of Series B Non-Voting Convertible Preferred Stock. The rights of the holder of the Series B Preferred and Class A and Class B Common Stock are identical, except with respect to voting. The Series B Preferred automatically converted to Class B Common Stock 21 days after the mailing of a definitive information statement prepared in accordance with Regulation 14C of the Exchange Act, without further action on the part of the Company, to the holders of Series B Preferred. The conversion of Series B Preferred to Class B Common was effected on March 4, 2019. The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred Stock at December 31, 2020 were 50,000, 2,191,633, and 0, respectively.

NOTE 16 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the Company had promissory notes of $370,556 and $370,556 and accrued interest of $9,370 and $23,731, respectively, due to Blue Flame, an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017. Interest expense on the promissory notes due to Blue Flame, for the years ended December 31, 2020 and 2019 was $77,853 and $183,286, respectively, which included debt discount amortization of $42,001 and $144,409, respectively. The interest was charged to interest expense in the Consolidated Statements of Operations. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021.

Nashville Leases

In connection with the acquisition of Wholesale, we entered into leases for two facilities in the greater Nashville area owned by Mr. Brewster, a former 5% or greater holder of our Class B Common Stock. One of the leases was terminated in 2019. The other location has a lease term expiring on October 30, 2021, for which we have two (2) renewal options, each of which provides for five (5) additional years with a ten percent (10.0%) increase in the base rent. The rent for the current location is approximately $25,000 per month.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the year ended December 31, 2020 and 2019 was $2,200,288 and $1,661,649, respectively. The current portion of our operating lease liabilities as of December 31, 2020 is $1,630,002 and is included in accounts payable and accrued liabilities. The long-term portion of our operating lease liabilities as of December 31, 2020 is $4,370,154.

The weighted-average remaining lease term and discount rate for our operating leases are as follows:

2020
Weighted-average remaining lease term	3.7
Weighted-average discount rate	6.2%

Supplemental cash flow information related to operating leases for the year ended December 31, 2020 was as follows:

2020
Cash payments for operating leases	$1,691,637

New operating lease assets obtained in exchange for operating lease liabilities	$2,901,318

The following table summarizes the future minimum payments for operating leases at December 31, 2020 due in each year ending December 31,

2021	$1,957,188
2022	1,955,037
2023	1,222,866
2024	835,309
2025	553,334
thereafter	285,500
Total lease payments	6,809,234
Less imputed interest	(809,078)
Present value of lease liabilities	$6,000,156

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2020 and 2019, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

NOTE 18 – CONCENTRATIONS

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

NOTE 19 - SEGMENT REPORTING

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution principally of motorcycles and other powersports vehicles, while the automotive segment distributes cars and trucks. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services between dealerships and auctions. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1.

The following table summarizes revenue, operating income (loss), Depreciation and Amortization and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Year Ended December 31, 2020
Total assets	$45,694,127	$47,841,306	$10,535,065	$(27,091,263)	76,979,235
Revenue	$47,526,127	$337,084,959	$35,887,132	$(4,070,975)	416,427,243
Operating income (loss)	$(19,865,965)	$(1,364,786)	$2,671,131	$ -	(18,559,620)
Depreciation and amortization	$1,997,142	$139,734	$6,063	$-	2,142,939
Interest expense	$(4,793,732)	$(1,839,529)	$(5,064)	$-	(6,638,325)
Gain on early extinguishment of debt	$188,164	$-	$-	$-	188,164

Year Ended December 31, 2019
Total assets	$55,992,165	$77,033,326	$7,921,578	$(27,553,978)	113,393,091
Revenue	$101,008,976	$717,042,511	$31,931,488	$(9,353,628)	840,629,347
Operating income (loss)	$(34,402,724)	$(5,318,549)	$1,928,574	$-	(37,792,699)
Depreciation and amortization	$1,543,023	$235,998	$7,405	$-	1,786,426
Interest expense	$(4,453,549)	$(2,732,869)	$(1,186)	$-	(7,187,604)
Loss on early extinguishment of debt	$(1,499,250)	$-	$-	$-	(1,499,250)

(1) Intercompany investment balances related to the acquisitions of Wholesale, Inc. and Wholesale Express, and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Consolidated Statements of Operations.

NOTE 20 – SUBSEQUENT EVENTS

RideNow Definitive Agreement

On March 12, 2021, the Company entered into a Plan of Merger and Equity Purchase Agreement (the “RideNow Agreement”) with RO Merger Sub I, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub I”), RO Merger Sub II, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub II”), RO Merger Sub III, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub III”), RO Merger Sub IV, Inc., an Arizona corporation and wholly owned subsidiary of the Company (“Merger Sub IV,” and together with Merger Sub I, Merger Sub II, and Merger Sub III, the “Merger Subs”), C&W Motors, Inc., an Arizona corporation, Metro Motorcycle, Inc., an Arizona corporation, Tucson Motorcycles, Inc., an Arizona corporation, and Tucson Motorsports, Inc., an Arizona corporation, William Coulter, an individual (“Coulter”), Mark Tkach, an individual (“Tkach” and together with Coulter, the “Principal Owners”), and certain other persons who own equity interests in the Acquired Companies (as defined in the RideNow Agreement) and execute a Seller Joinder (as defined in the RideNow Agreement) (together with the Principal Owners, the “Sellers” and each, a “Seller”), and Tkach, as the representative of the Sellers (the “Sellers’ Representative”). The Acquired Companies own and operate powersports retail dealerships under the RideNow brand which include sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side by sides, sport bikes, cruisers, watercraft, and other vehicles and ancillary businesses and activities relating thereto.

The RideNow Agreement provides that, upon the terms and subject to the conditions set forth in the RideNow Agreement, (i) the Company will acquire all of the equity interests (the “Equity Purchases”) in the Transferred Entities (as defined in the RideNow Agreement), (ii) Merger Sub I will merge with and into C&W Motors, Inc., with C&W Motors, Inc. continuing as a surviving corporation, (iii) Merger Sub II will merge with and into Metro Motorcycle, Inc., with Metro Motorcycle, Inc. continuing as a surviving corporation, (iv) Merger Sub III will merge with and into Tucson Motorcycles, Inc., with Tucson Motorcycles, Inc. continuing as a surviving corporation, and (v) Merger Sub IV will merge with and into Tucson Motorsports, Inc., with Tucson Motorsports, Inc. continuing as a surviving corporation, in each case under the laws of the State of Arizona and each as a wholly-owned subsidiary of the Company (the “Mergers”). The Equity Purchases and the Mergers will result in the acquisition from the Sellers of up to 46 Acquired Companies (the “RideNow Transaction”). The RideNow Transaction is expected to close (the “Closing”) in the second or third quarter of 2021. Effective as of the Closing, Tkach and Coulter will become executive officers and directors of the Company.

The RideNow Agreement provides that the Company will acquire the Acquired Companies in exchange for (i) $400,400,000 in cash plus or minus any adjustments for net working capital and closing indebtedness, and (ii) shares of the Company's Class B Common Stock having a value of $175,000,000 (the “Closing Payment Shares”), valued equally, on a per share basis, based upon the lowest value of (A) $30.00; (B) the VWAP of the Company's Class B Common Stock for the twenty (20) trading days immediately preceding the Closing, and (C) the value on a per share basis paid for the Class B Common Stock or any shares underlying securities convertible into or exercisable for Class B Common Stock by any person which purchases Class B Common Stock or any shares underlying securities convertible into or exercisable for Class B Common Stock from the Company from the date of the RideNow Agreement until the Closing not including purchases of Class B Common Stock underlying currently outstanding options, warrants, convertible notes, or other derivative securities. Ten percent (10%) of the Closing Payment Shares will be escrowed at Closing and will be released pursuant to the terms of the RideNow Agreement. The Company will finance the cash consideration through a combination of approximately $280,000,000 of debt provided by the Initial Lender (as defined below) and through the issuance of new equity for the remainder thereof.

Each of the Company, the Merger Subs, and the Sellers has provided customary representations, warranties and covenants in the RideNow Agreement. The completion of the RideNow Transaction is subject to various closing conditions, including (a) the making of all filings and other notifications required to be made under any Antitrust Law (as defined in the RideNow Agreement) for the consummation of the RideNow Transaction, the expiration or termination of all waiting periods relating thereto, and the receipt of all clearances, authorizations, actions, non-actions, or other consents required from a governmental authority under any Antitrust Law for the consummation of the RideNow Transaction, (b) performance in all respects by each party of its covenants and agreements, (c) the Company obtaining stockholder approval of the RideNow Transaction and related matters, (d) the Closing Payment Shares being approved for listing on Nasdaq, and (e) the receipt of consent to the RideNow Transaction from certain powersports manufacturers.

Certain RideNow minority equity holders are not initially parties to the RideNow Agreement and some of such minority holders have rights of first refusal (“ROFR”) with respect to the RideNow entity in which they own a stake.  If any of these equity holders either decide not to sell their interests to the Company or to exercise their ROFR, RumbleOn will not be able to acquire all of the Equity Interests of the Acquired Companies, or in certain cases any interests in an Acquired Company, and the consideration payable therefor in the RideNow Transaction will be correspondingly reduced. RideNow anticipates that all minority owners will participate in the RideNow Transaction and that no minority owners will exercise their ROFR, but there is no assurance this will occur.

The RideNow Agreement contains certain termination rights for both the Company and the Sellers' Representative. Both the Company and the Sellers' Representative have the right to terminate the RideNow Agreement if the Closing does not occur on or before June 30, 2021, subject to certain rights of the parties to extend the termination date to July 31, 2021, as set forth in the RideNow Agreement.

Commitment Letter

On March 12, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Oaktree Capital Management, L.P. ( “Oaktree”). The Commitment Letter provides that, subject to the conditions set forth therein, Oaktree or certain funds or accounts within its Strategic Credit Strategy (the “Initial Lender”) commits to provide senior secured term loan facilities in an aggregate principal amount of up to $400,000,000 (the “Credit Facility”), comprised of (i) an initial advance of $280,000,000 to fund the RideNow Transaction, consummate the Refinancing (as defined in the Commitment Letter) and pay the RideNow Transaction costs and (ii) a delayed draw term facility of up to $120,000,000 to fund permitted acquisitions and similar investments and related fees and expenses.

The Credit Facility interest rates will be, at the option of the Company, (a) Adjusted LIBOR (as defined in the Commitment Letter) plus 8.25%, of which (i) Adjusted LIBOR plus 7.25% shall be paid in cash and (ii) 1.00% shall be payable in kind or (b) ABR (as defined in the Commitment Letter) plus 7.25%, of which (i) ABR plus 6.25% shall be paid in cash and (ii) 1.00% shall be payable in kind. The Credit Facility shall mature on the fifth anniversary of the Closing date of the RideNow Transaction (subject to extension with the consent of only the extending lender).

The Company and its subsidiaries will grant certain security interests to the Initial Lender to secure the Credit Facility, subject to certain exceptions and permitted liens, all to be more fully set forth in the definitive documentation for the Credit Facility. The Credit Facility will be subject to prepayment with the proceeds of certain events including 50% of excess cash flow, 100% of certain asset sales, 100% of proceeds of certain debt issuances, and 50% of certain public or private equity financings. The Commitment Letter provides that the Credit Facility will contain customary affirmative and negative covenants, and events of default, subject to certain carve-outs and exceptions as more fully described in the Commitment Letter.

The commitment to provide the Credit Facility is subject to certain conditions, including: the receipt of customary closing documents, completion of applicable “know your customer” requests and delivery of documentation related thereto, no material adverse change, delivery of customary financial reporting, specified representations and warranties, perfection of certain security interests, and delivery of customary legal opinions. The Company will pay certain fees and expenses in connection with obtaining the Credit Facility.

Warrant

In connection with the Commitment Letter, in lieu of a commitment fee, the Company has agreed to issue to Oaktree a warrant to purchase a number of shares of Class B Common Stock at an exercise price per share to be determined either at Closing or at termination of the Commitment Letter (the “Warrant”). If issued at Closing, the Warrant will be for that number of shares equal to $40,000,000 divided by the lowest price per share at which equity is issued in connection with financing the RideNow Transaction, which price shall also be the exercise price. If issued in connection with a termination of the Commitment Letter, the Warrant will be issued to purchase that number of shares equal to five percent (5%) of the Company's fully diluted market capitalization at the close of business on the day after a termination of the Commitment Letter is publicly announced divided by the weighted average price of the Company's Class B Common Stock for the five days immediately preceding such date, which price shall also be the exercise price. The Warrant is immediately exercisable upon the Closing or five days after the termination of the Commitment Letter and expires eighteen (18) months after the Closing or termination of the Commitment Letter.

Bridge Loan

Also in connection with the RideNow Transaction, on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro as set forth in Exhibit A to the secured promissory note. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12% annually.

Certificate of Amendment and Changes to Incentive Plan

In contemplation of the RideNow Transaction, on March 9, 2021, the Board of Directors (the "Board") approved, subject to stockholder approval, (i) an amendment to the Articles of Incorporation of the Company to increase the number of shares of authorized Class B Common Stock to 100,000,000 (the “Certificate of Amendment”), and (ii) an amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (the “Incentive Plan”) to increase the authorized shares of Class B Common Stock available under the Incentive Plan from 700,000 shares to 2,700,000 shares and extend the term of the Incentive Plan for an additional ten years.

 Registration Rights and Lock-Up Agreement

In connection with the RideNow Transaction, on March 12, 2021, the Company entered into a registration rights and lock-up agreement, by and among the Company and certain equity holders of the Acquired Companies (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement (i) the Company agreed to file a resale registration statement for the Registrable Securities (as defined in the Registration Rights Agreement) no later than thirty (30) days following the Closing, and to use commercially reasonable efforts to cause it to become effective as promptly as practicable following such filing, (ii) the equity holders were granted certain piggyback registration rights with respect to registration statements filed subsequent to the Closing, and (iii) the Lock-Up Holders (as defined in the Registration Rights Agreement) agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Company common stock for a period of one hundred and eighty (180) days from the Closing.