Form 10-Q
period 2021-03-31
RumbleON, Inc.
filed 2021-05-17
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 12, 2021 was 3,343,062 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 12, 2021.

RUMBLEON, INC.
QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION
Item 1.
Financial Statements

RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS

Current assets:
Cash	$80,049	$1,466,831
Restricted cash	2,049,056	2,049,056
Accounts receivable, net	21,342,681	9,407,960
Inventory	24,034,754	21,360,441
Prepaid expense and other current assets	4,050,991	3,446,225
Total current assets	51,557,531	37,730,513

Property and equipment, net	6,317,167	6,521,446
Right-of-use assets	5,418,220	5,689,637
Goodwill	26,886,563	26,886,563
Deferred finance charge	10,950,000	-
Other assets	159,409	151,076
Total assets	$101,288,890	$76,979,235

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,523,899	$12,707,448
Accrued interest payable	827,903	1,485,854
Current portion of convertible debt	522,391	562,502
Current portion of long-term debt	32,826,176	20,688,651
Total current liabilities	51,700,369	35,444,455

Long-term liabilities:
Note payable	4,691,181	4,691,181
Warrant liability	10,950,000
Convertible debt, net	27,572,970	27,166,019
Derivative liabilities	37,346	16,694
Operating lease liabilities and other long-term liabilities	4,483,929	5,090,221
Total long-term liabilities	47,735,426	36,964,115

Total liabilities	99,435,795	72,408,570

Commitments and contingencies (Notes 6, 7, 8, 11, 16)

Stockholders' equity:
Class B Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 2,286,404 and 2,191,633 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,286	2,192
Additional paid-in capital	110,683,126	108,949,204
Accumulated deficit	(108,832,367)	(104,380,781)
Total stockholders' equity	1,853,095	4,570,665

Total liabilities and stockholders' equity	$101,288,890	$76,979,235

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three-Months Ended March 31,
	2021	2020
Revenue:
Pre-owned vehicle sales:
Powersports	$10,854,884	$23,139,080
Automotive	84,070,855	114,198,079
Transportation and vehicle logistics	9,338,272	7,087,591
Total revenue	104,264,011	144,424,750

Cost of revenue
Powersports	7,876,391	20,558,286
Automotive	77,859,808	108,353,505
Transportation	7,349,342	5,088,059
Cost of revenue before impairment loss	93,085,541	133,999,850
Impairment loss on automotive inventory	-	11,738,413
Total cost of revenue	93,085,541	145,738,263

Gross profit (loss)	11,178,470	(1,313,513)

Selling, general and administrative	13,401,344	18,056,426

Depreciation and amortization	599,240	522,995

Operating income (loss)	(2,822,114)	(19,892,934)

Interest expense	(1,608,820)	(2,216,757)

Change in derivative liability	(20,652)	(116,815)

Gain (loss) on early extinguishment of debt	-	188,164

Loss before provision for income taxes	(4,451,586)	(22,038,342)

Benefit for income taxes	-	-

Loss	$(4,451,586)	$(22,038,342)

Weighted average number of common shares outstanding - basic and fully diluted	2,303,525	2,046,423

Net income (loss) per share - basic and fully diluted	$(1.93)	$(10.77)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2020	-	-	50,000	$50	2,191,633	$2,192	$108,949,204	$(104,380,781)	$4,570,665
Issuance of common stock for restricted stock units	-	-	-	-	94,771	94	(94)	-	-
Stock-based compensation	-	-	-	-	-	-	1,734,016	-	1,734,016
Net loss	-	-	-	-	-	-	-	(4,451,586)	(4,451,586)
Balance as of March 31, 2021	-	$-	50,000	$50	2,286,404	$2,286	$110,683,126	$(108,832,367)	$1,853,095

	Preferred Shares		Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2019	-	-	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	-	-	-	-	1,035,000	1,035	10,779,045	-	10,780,080
Issuance of common stock for restricted stock units	-	-	-	-	4,485	4	(4)	-	-
Convertible note exchange	-	-	-	-	-	-	2,923,755	-	2,923,755
Stock-based compensation	-	-	-	-	-	-	846,370	-	846,370
Net loss	-	-	-	-	-	-	-	(22,038,342)	(22,038,342)
Balance as of March 31, 2020	-	-	50,000	50	2,151,166	2,151	106,817,379	(101,420,148)	5,399,432

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,451,586)	$(22,038,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599,240	522,995
Amortization of debt discounts	558,840	627,755
Share based compensation	1,734,016	846,370
Impairment loss on inventory	-	11,738,413
Impairment loss on property and equipment	-	177,626
Loss from change in value of derivatives	20,652	116,815
Gain on early extinguishment of debt	-	(188,164)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(604,766)	(159,175)
Increase in inventory	(2,674,313)	(9,765,663)
(Increase) decrease in accounts receivable	(11,934,721)	240,682
(Increase) decrease in other assets	(8,333)	155,175
Increase (decrease) in accounts payable and accrued liabilities	4,695,873	(2,176,064)
Increase in other liabilities	(214,296)	-
(Decrease) increase in accrued interest payable	(657,951)	434,318
Net cash used in operating activities	(12,937,345)	(19,467,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(132,366)
Technology development	(394,962)	(290,376)
Net cash used in investing activities	(394,962)	(422,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,500,000	8,272,375
Payments on notes payable	(1,397,098)
Net proceeds from line of credit	10,842,623	2,097,755
Net Proceeds from sale of common stock	-	10,780,080
Net cash provided by financing activities	11,945,525	21,150,210

NET CHANGE IN CASH	(1,386,782)	1,260,209

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,515,887	6,726,282

CASH AND RESTRICTED CASH AT END OF PERIOD	$2,129,105	$7,986,491

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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Of the 3,500 vehicles we sold during the three-months ended March 31, 2021, 2,494 (71%) were automotive and 1,006 (29%) were powersports vehicles. For the three-months ended March 31, 2020, we sold 7,420 vehicles of which 4,603 (62%) were automotive and 2,817 (38%) were powersports vehicles.  In August 2020, we launched RumbleOn 3.0, bringing traditional brick and mortar powersports dealers across the country online. Then, in March 2021, we announced a definitive agreement to combine our ecommerce platform with the RideNow powersports group, the nation's largest powersports retailer, as discussed further below. The combination of RumbleOn and RideNow will become the first omnichannel platform in powersports. This channel is a full-service platform that will revolutionize the customer experience. This omnichannel platform will offer the consumer the fastest, easiest, and most transparent transaction online or in store while providing customers the most comprehensive offering that includes: Buy, Sell or Trade without Leaving Your Home;Virtual Inventory Listings Online and In Store;Physical Retail and Service Locations;Proprietary Supply Aggregation;Apparel, Parts, Service and Accessories;Vehicle Transportation and Logistics;Online Cash Offers; and Proprietary Secondary Online Financing.

COVID-19 Pandemic

Since March 2020, the rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, shutdowns and vaccines. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While some state and local governments have taken further action to relax previously implemented measures, considerable uncertainty remains regarding such measures and potential future measures. The extent to which the COVID-19 outbreak continues to impact our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Our current focus is on continuing to position the Company for a strong recovery when this crisis is over. During 2020 and through the end of the first quarter of 2021 we managed our business activities to meet the parameters of our capital structure and available liquidity by adjusting inventory purchasing levels, reducing our operating expenses and capital expenditures to align with demand and market conditions while managing the business to support our customers’ needs for reliable vehicles. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, the inspection and reconditioning centers of our automotive partners, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could further limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Condensed Consolidated financial statements include the accounts of RumbleOn Inc. and its subsidiaries, which are all wholly-owned. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred losses and negative cash flow from operations since inception through March 31, 2021 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 7 — Notes Payable and Lines of Credit, Note 8 - Convertible Notes, and Note 9 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under lines of credit, monetization of our retail loan portfolio, rationalizing costs and expenses, and proceeds from our April 8, 2021 equity offering of 1,048,998 Class B common stock that generated net proceeds of $36,700,000; refer to Note 20 — Subsequent Events. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

Use of Estimates

The preparation of these unaudited Condensed Consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management's experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the novel COVID-19 pandemic and the resulting adverse impacts to global economic conditions, as well as the Company's operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Recent Pronouncements

Adoption of New Accounting Standards.

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates ("ASU 2019-10"). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies ("SRCs"), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. Finance receivables originated in connection with the Company's vehicle sales are held for sale and are subsequently sold. On March 31, 2021 and December 31, 2020, finance receivables were $5,237,860 and $2,117,809, respectively.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 for its fiscal year beginning January 1, 2021 and it did not have a material effect on its consolidated financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Trade	$16,518,164	$8,859,237
Finance	5,237,860	2,117,809
	21,756,024	10,977,046
Less: allowance for doubtful accounts	413,343	1,569,086
	$21,342,681	$9,407,960

NOTE 3 – INVENTORY

Inventory consists of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Pre-owned vehicles:
Powersport vehicles	$1,176,343	$1,869,830
Automobiles and trucks	23,147,940	19,592,896
	24,324,283	21,462,726
Less: Reserve	289,529	102,285
	$24,034,754	$21,360,441

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Vehicles	$240,603	$240,603
Furniture and equipment	191,047	191,047
Technology development and software	11,403,264	11,008,303
Leasehold improvements	321,082	321,082
Total property and equipment	12,155,996	11,761,035
Less: accumulated depreciation and amortization	5,838,829	5,239,589
Total	$6,317,167	$6,521,446

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

On March 31, 2021, capitalized technology development costs were $11,195,253. Total technology development costs incurred for the three-months ended March 31, 2021 was $758,990 of which $394,962 was capitalized and $364,028 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three-months ended March 31, 2021 was $599,240, which included the amortization of capitalized technology development costs of $546,683. Total technology development costs incurred for the three-months ended March 31, 2020 was $911,210 of which $290,376 was capitalized and $620,834 was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three-months ended March 31, 2020 was $522,995, which included the amortization of capitalized technology development costs of $437,943.

NOTE 5 –INTANGIBLE ASSETS AND GOODWILL

The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived asset as of December 31, 2020 and the three-months ended March 31, 2021. Due to the significant decline in the Company’s stock price and the economic effect of COVID-19, the Company determined a triggering event for Goodwill impairment existed at March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. Management determined no triggering event occurred during the quarter ended March 31, 2021.

	Goodwill	Indefinite Lived Intangible Assets
Balance at December 31, 2020	$26,886,563	$45,515
Acquisitions	-	-
Impairment	-	-
Balance at March 31, 2021	$26,886,563	$45,515

The $45,515 of indefinite lived intangible asset is included in other assets in the Company's Condensed Consolidated balance sheets.

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts payable	$11,128,671	$8,167,957
Operating lease liability-current portion	1,696,078	1,630,002
Accrued payroll	1,663,436	1,079,771
State and local taxes	709,988	856,341
Other accrued expenses	2,325,726	973,377
Total	$17,523,899	$12,707,448

NOTE 7 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through February 10, 2020 and 10.0% thereafter through maturity, which is January 31, 2021.	$-	$833,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 8.5% through March 31, 2020 and 10.0% thereafter through maturity which is June 30, 2021	297,411	669,175

Notes payable-Bridge loan dated March 12, 2021. Facility provides up to $2,500,000 of available credit secured by certain intellectual assets. Interest rate at 12.0% annually payable at maturity which is the earlier of September 21, 2021 or upon the issuance of debt or equity above a certain threshold.	2,500,000	-

Line of credit-NextGear floor plan dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate on March 31, 2021 was 8.25%. Principal and interest is payable on demand.	27,043,101	17,811,626

Line of Credit- RumbleOn Finance. Line of credit secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate on March 31, 2021 was 7.25%. Principal and interest is payable on demand.	2,500,000	888,852

Notes payable-PPP Loans dated May 1, 2020. Payments of principal and interest were deferred until September 1, 2021, at which time the Company will make equal payments of principal and interest through maturity, which is April 1, 2025.	5,176,845	5,176,845
Total notes payable and lines of credit	$37,517,357	$25,379,832
Less: Current portion	32,826,176	20,688,651

Long-term portion	$4,691,181	$4,691,181

Line of Credit-Floor Plan-NextGear

On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the "NextGear Credit Line") with NextGear. As of March 31, 2021, the credit line was amended pursuant to which the Lender may provide up to $25,000,000 in financing. Advances under the NextGear Credit Line, if not demanded earlier, are due and payable for each vehicle financed under the NextGear Credit Line as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed of. Advances, effective in April 2021 under the NextGear Credit Line required that the Company maintain $3,000,000 on deposit as restricted cash. Advances under the NextGear Credit Line will bear interest at an initial per annum rate of 6.25%, based upon a 360-day year, and compounded daily, and the per annum interest rate will vary based on a base rate, plus the contract rate, which is currently negative 2.0%, until the outstanding liabilities to NextGear are paid in full. Interest expense on the NextGear Credit Line for the three-months ended March 31, 2021 and 2020 was $303,918 and $458,528, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO, entered into an Inventory Financing and Security Agreement (the "Credit Facility") with Ally Bank ("Ally") and Ally Financial, Inc., a Delaware corporation ("Ally" together with Ally Bank, the "Lender"), pursuant to which the Lender may provide up to $25,000,000 in financing, or such lesser sum which may be advanced to or on behalf of RMBL MO from time to time, as part of its floorplan vehicle financing program. Advances under the Credit Facility require that the Company maintain 10.0% of the advance amount as restricted cash. Advances under the Credit Facility will bear interest at a per annum rate designated from time to time by the Lender and will be determined using a 365/360 simple interest method of calculation, unless expressly prohibited by law. Advances under the Credit Facility, if not demanded earlier, are due and payable for each vehicle financed under the Credit Facility as and when such vehicle is sold, leased, consigned, gifted, exchanged, transferred, or otherwise disposed. Interest under the Credit Facility is due and payable upon demand, but, in general, in no event later than 60 days from the date of request for payment. Upon any event of default (including, without limitation, RMBL MO's obligation to pay upon demand any outstanding liabilities of the Credit Facility), the Lender may, at its option and without notice to the RMBL MO, exercise its right to demand immediate payment of all liabilities and other indebtedness and amounts owed to Lender and its affiliates by RMBL MO and its affiliates. The Credit Facility is secured by a grant of a security interest in the vehicle inventory and other assets of RMBL MO and payment is guaranteed by the Company pursuant to a guaranty in favor of the Lender and secured by the Company pursuant to a General Security Agreement. Interest expense on the Credit Facility for the three-months ended March 31, 2020 was $79,694. The Credit Facility ended in February 2020.

Line of Credit- RumbleOn Finance Facility

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company ("RumbleOn Finance"), entered into a loan agreement providing for up to $2,500,000 in proceeds (the "RumbleOn Finance Facility") with CL Rider Finance, L.P. (the "CL Rider") as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. The RumbleOn Finance Facility is payable on demand by CL Rider. Interest expense for the three months ended March 31, 2021, was $29,428.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date; (ii) at a rate of 8.5% annually from the second anniversary of the closing date through February 10, 2020; and (iii) 10.0% thereafter through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the NextGen Note shall become immediately due and payable upon election of the holder. The Company's obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the "Guaranty Agreement"), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. Under the terms of the Guaranty Agreement, NextGen Pro has agreed to guarantee the performance of all the Company's obligations under the NextGen Note. As discussed below, the note was exchanged for a new note in January 2020 which extended the maturity date of the note until January 31, 2021. Interest expense on the NextGen Note for the three-months ended March 31, 2021 was $7,534 as compared to $21,927 for the same period of 2020.

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the "Private Placement Notes") in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. Under the terms of the Private Placement Notes, interest shall accrue on the outstanding and unpaid principal amounts until paid in full. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date; at a rate of 8.5% annually from the second anniversary of the closing date through March 31, 2020; and at a rate of 10% thereafter through the Maturity Date. Upon the occurrence of any event of default, the outstanding balance under the Private Placement Notes shall become immediately due and payable upon election of the holders. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was fully amortized to interest expense at the scheduled maturity of the Private Placement Notes in January 2021 using the effective interest method. The effective interest rate at March 31, 2021 was 26.0%. Interest expense on the Private Placement Notes was $10,491 and $91,893, respectively for the three-months ended March 31, 2021 and 2020, which included debt discount amortization of $75,601, for the three-months ended March 31, 2020. There was no amortization of debt discount for the period ended March 31, 2021. On January 31, 2021, a payment of $371,000 was made on the Private Placement Note and the remaining balance of $297,411 was extended through June 30, 2021.

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

PPP Loans

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the "Subsidiaries," and with the Company, the "Borrowers"), each entered into loan agreements and related promissory notes (the "SBA Loan Documents") to receive U.S. Small Business Administration Loans (the "SBA Loans") pursuant to the Paycheck Protection Program (the "PPP") established under the CARES Act, in the aggregate amount of $5,176,845 (the "Loan Proceeds"). The Borrowers received the Loan Proceeds on May 1, 2020, and under the SBA Loan Documents, the SBA Loans had an initial maturity date of April 30, 2022 and an annual interest rate of 1.0%. Payment of principal and interest, to be paid monthly, on the PPP Loans can be prepaid by the Company at any time and was originally deferred through October 30, 2020. On October 7, 2020, the Small Business Administration published guidance of its interpretation of the CARES ACT and of the Paycheck Protection Program Interim Final Rules that indicates, pursuant to the PPP Flexibility Act of 2020, the deferral period for borrower payments of principal, interest and fees on all PPP was extended 10 months after the borrower’s loan forgiveness period. Additionally, the SBA lender agreed to extend the maturity pursuant to the Interim Final Rules. As a result, monthly equal payments of principal and interest will begin September 1, 2021, with the last payment due April 1, 2025.

Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, "Qualifying Expenses"), and on the maintenance ofemployee and compensation levels during a certain time period following the funding of the PPP Loans. The Company used a portion of the proceeds of the PPP Loans for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loans in whole or in part   Interest expense on the PPP Notes for the three-months ended March 31, 2021 was $13,345.

Bridge Loan

In connection with the proposed acquisition of RideNow (See Note 19 – Proposed Acquisition) on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12.0% annually. Interest expense on the Bridge Loan was $16,667 for the three months ended March 31, 2021.

NOTE 8 – CONVERTIBLE NOTES

As of March 31, 2021, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	$11,215,473	$27,534,527
Convertible notes-Autosport:
$1,536,000 unsecured note	832,000	271,166	560,834

	39,582,000	11,486,639	28,095,361
Less: Current portion	768,000	245,609	522,391
Long-term portion	$38,814,000	$11,241,030	$27,572,970

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

The New Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding New Notes by notice to the Company and the Trustee, may declare 100.0% of the principal of and accrued and unpaid interest, if any, on all the New Notes then outstanding to be due and payable

In connection with the 2020 Note Offering, on January 14, 2020, the Company entered into a registration rights agreement with the Note Investors, pursuant to which the Company has agreed to file with the SEC a shelf registration statement registering the sale, on a continuous or delayed basis, of all of the New Notes and to use its commercially reasonable efforts to cause the shelf registration statement to become or be declared effective under the Securities Act no later than May 29, 2020 (which date was adjusted for certain intervening events, including the COVID-19 pandemic). The registration statement was filed on June 19, 2020 and declared effective on June 30, 2020. In connection with the filing of the registration statement, the Company deregistered the Old Notes previously registered for resale.

As of March 31, 2021, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

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

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes which included $59,571 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $59,571 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders' equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $20,673 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The value of the derivative liability increased to $137,488 as of March 31, 2020. The derivative liability is remeasured at each reporting date with an increase in value of $20,652 being recorded in other income for the three-months ended March 31, 2021. The value of the derivative liability as of March 31, 2021 was $37,346.

The interest expense recognized with respect to the Convertible Notes was as follows:

Three-months Ended March 31, 2021
Contractual interest expense	$653,906
Amortization of debt discounts	522,048
Total	$1,175,954

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued a: (i) $500,000 Promissory Note and (ii) $1,536,000 Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to a Second Convertible Note.

The $500,000 Promissory Note had a term of fifteen months and accrued interest at a simple rate of 5.0% per annum. Interest under the Promissory Note was payable upon maturity. In June 2020, principal payments of $122,000 were made and the promissory note maturity date was extended to October 1, 2020. Any interest and principal due under the Promissory Note was convertible, at the Buyer's option into shares of the Company's Class B Common Stock at a conversion price equal to the weighted average trading price of the Company's Class B Common Stock on The Nasdaq Stock Market for the twenty (20) consecutive trading days preceding the conversion date. The Buyer elected not to convert any principal or interest and the loan has been repaid in full.

The $1,536,000 Convertible Note matures on January 31, 2022 accrues interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company's Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller's option, or (ii) at the Buyer's option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company's Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 15,962 shares of the Company's Class B Common Stock. Interest expense on the Convertible Note for the three-months ended March 31, 2021 was $51,483 and included $36,792 of debt discount amortization as compared to interest expense of $51,560 which included $19,693 of debt discount amortization for the same period of 2020.

The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The note was repaid in full during the three-months ended March 31, 2020. Interest expense on the Convertible Note for the three-months ended March 31, 2020 was $7,477 and included $6,382 of debt discount amortization.

NOTE 9 – STOCKHOLDER EQUITY

Share-Based Compensation

On June 30, 2017 the Company's shareholders approved a Stock Incentive Plan (the "Plan") reserving for issuance under the Plan in the form of restricted stock units ("RSUs"), stock options ("Options"), Performance Units, and other equity awards (collectively "Awards") for our employees, consultants, directors, independent contractors and certain prospective employees who have committed to become an employee (each an "Eligible Individual") of up to 12.0% of the shares of Class B Common Stock outstanding from time to time. On June 25, 2018, the Company's shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 12.0% of the Company's issued and outstanding shares of Class B Common Stock from time to time to 100,000 shares of Class B Common Stock (the "First Plan Amendment"). On May 20, 2019, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 100,000 shares of Class B Common Stock to 200,000 shares of Class B Common Stock (the "Second Plan Amendment"). On August 25, 2020, the Company's stockholders approved another amendment to the Plan to increase the number of shares authorized for issuance under the Plan from 200,000 shares of Class B Common Stock to 700,000 shares of Class B Common Stock (the "Third Plan Amendment"). In contemplation of the RideNow Transaction, on March 9, 2021, the Board of Directors (the "Board") approved, subject to stockholder approval, a fourth amendment to the Plan to increase the authorized shares to 2,700,000 shares and extend the term of the Plan for an additional ten years. To date, the vast majority of RSU and Option awards are service/time based vested. Substantially all service/time based RSU and Option awards issued typically vest over a three-year period with (i) 20.0% vesting during the first twelve months after grant date, (ii) 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. Performance-based awards and market condition-based awards granted to date have vesting schedules that are typically dependent on achieving a particular objective within thirty (30) months.

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

	Three-Months Ended March 31,
	2021	2020
Restricted Stock Units	$1,725,782	$831,079

Options	8,234	15,291

Total stock-based compensation	$1,734,016	$846,370

As of March 31, 2021, the total unrecognized compensation expense related to outstanding equity awards was approximately $3,116,253, which the Company expects to recognize over a weighted-average period of approximately 12 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

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

NOTE 10 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-months ended March 31, 2021 and 2020:

	Three-Months Ended March 31,
	2021	2020
Compensation and related costs	$5,981,459	$8,180,100
Advertising and marketing	1,596,304	2,948,155
Professional fees	1,667,096	842,703
Technology development and software	403,475	622,144
General and administrative	3,753,010	5,463,324
	$13,401,344	$18,056,426

NOTE 11 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

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

As a result of the damage caused by the tornado, the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the three-months ended March 31, 2020, the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the March 31, 2020 Condensed Consolidated statements of operations. Additionally, $177,626 of the net book value of the property and equipment destroyed by the tornado was expensed. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery has been recorded as a separate component of operating loss for the year ended December 31, 2020.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the three-months ended March 31, 2021 and 2020:

	Three-months Ended March 31,
	2021	2020
Cash paid for interest	$1,707,931	$1,588,030

The following table provides a reconciliation of cash and restricted cash reported within the accompanying Condensed Consolidated balance sheets that sum to the total of the same amounts shown in the accompanying Condensed Consolidated statements of cash flows as of March 31:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$80,049	$1,466,831
Restricted cash (1)	2,049,056	2,049,056
Total cash, cash equivalents, and restricted cash	$2,129,105	$3,515,887

(1) Amounts included in restricted cash represent the deposits required under the Company's lines of credit.

NOTE 13 – INCOME TAXES

CARES Act

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

No current provision for Federal income taxes was recorded for the three-months ended March 31, 2021 and 2020 due to the Company's operating losses. The Company has provided a valuation allowance on the net deferred tax assets. In assessing the recovery of the net deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 14 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 393,878 of RSUs, 2,751 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred at March 31, 2021 were 50,000, 2,253,525, and 0, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company had promissory notes of $370,556 and accrued interest of $9,370 due to Blue Flame, an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021. Interest expense on the promissory notes for the three-months ended March 31, 2021 and 2020 was $3,158 and $91,844, respectively, which included debt discount amortization of $0 and $42,001, respectively. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three-months ended March 31, 2021 and 2020 was $533,370 and $527,044, respectively. The current portion of the Company's operating lease liabilities as of March 31, 2021 is $1,696,079 and is included in accounts payable and accrued liabilities. The long-term portion of the Company's operating lease liabilities as of March 31, 2021 is $3,978,158 and is included in other liabilities.

The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

March 31, 2021
Weighted-average remaining lease term	3.3 Years
Weighted-average discount rate	6.0%

Supplemental cash flow information related to operating leases for the three-months ended March 31, 2021 was as follows:

March 31, 2021
Cash payments for operating leases	$487,378

The following table summarizes the future minimum payments for operating leases at March 31, 2021 due in each year ending December 31,

2021	$1,485,913
2022	1,970,141
2023	1,224,208
2024	855,309
2025	553,334
Thereafter	285,500
Total lease payments	6,374,405
Less imputed interest	(700,168)
Present value of lease liabilities	$5,674,237

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2021 and December 31, 2020, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three Months Ended March 31, 2021
Total assets	$48,002,418	$56,970,224	$12,650,687	$(27,284,439)	$90,338,890
Revenue	$10,854,884	$84,070,855	$10,030,352	$(692,080)	$104,264,011
Operating income (loss)	$(5,175,280)	$1,641,087	$712,079	$-	$(2,822,114)
Depreciation and amortization	$572,515	$26,725	$-	$-	$599,240
Interest expense	$(1,246,322)	$(360,527)	$(1,971)	$-	$(1,608,820)
Change in derivative liability	$(20,652)	$-	$-	$-	$(20,652)

Three Months Ended March 31, 2020
Total assets	$54,583,357	$75,520,584	$8,470,887	$(26,610,708)	$111,964,120
Revenue	$23,139,080	$114,198,079	$8,990,181	$(1,902,590)	$144,424,750
Operating income (loss)	$(7,189,585)	$(13,360,432)	$657,083	$-	$(19,892,934)
Depreciation and amortization	$462,537	$58,607	$1,851	$-	$522,995
Interest expense	$(1,464,627)	$(751,834)	$(296)	$-	$(2,216,757)
Change in derivative liability	$(116,815)	$-	$-	$-	$(116,815)
Gain on early extinguishment of debt	$188,164	$-	$-	$-	$188,164

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

NOTE 19 – PROPOSED ACQUISITION

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

Commitment Letter

On March 12, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Oaktree Capital Management, L.P. (“Oaktree”). The Commitment Letter provides that, subject to the conditions set forth therein, Oaktree or certain funds or accounts within its Strategic Credit Strategy (the “Initial Lender”) commits to provide senior secured term loan facilities in an aggregate principal amount of up to $400,000,000 (the “Credit Facility”), comprised of (i) an initial advance of $280,000,000 to fund the RideNow Transaction, consummate the Refinancing (as defined in the Commitment Letter) and pay the RideNow Transaction costs and (ii) a delayed draw term facility of up to $120,000,000 to fund permitted acquisitions and similar investments and related fees and expenses.

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

The Company has accounted for the Warrant agreement as a liability with the initial offset as a deferred financing charge as the Warrant was issued in lieu of a commitment fee connected to the proposed financing of the RideNow Transaction. If the Transaction and related financing is closed, the deferred financing charge will be reclassed as a debt discount to the Credit Facility. The initial warrant liability and deferred financing charge recognized was $10,950,000 The agreement to issue the Warrant is an equity linked contract considered not indexed to its own stock and does not meet the equity classification guidance. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrant or until it meets equity classification. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 3 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant change in the fair value between March 12, 2021 to March 31, 2021.  The recognition of the warrant liability and deferred financing charge was a non-cash item.

Certificate of Amendment and Changes to Plan

In contemplation of the RideNow Transaction, on March 9, 2021, the Board of Directors (the "Board") approved, subject to stockholder approval, (i) an amendment to the Articles of Incorporation of the Company to increase the number of shares of authorized Class B Common Stock to 100,000,000 (the “Certificate of Amendment”), and (ii) an amendment to the Plan to increase the authorized shares of Class B Common Stock available under the Plan from 700,000 shares to 2,700,000 shares and extend the term of the Plan for an additional ten years.

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

NOTE 20 – SUBSEQUENT EVENTS

Equity Offering

On April 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc., as representative to the several underwriters named on Schedule A to the Underwriting Agreement (the “Underwriters”), relating to the Company’s public offering (the “Offering”) of 1,048,998 shares of Class B Common Stock (the “Firm Shares”) and an additional 157,349 shares of Class B Common Stock (the “Additional Shares,” and together with Firm Shares, the “Shares”).

The Underwriters agreed to purchase the Firm Shares at a price of $38.00 per share. The Firm Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the SEC pursuant to an effective shelf registration statement filed with the SEC on Form S-3 (File No. 333-234340) under the Securities Act, and an effective registration statement filed with the SEC on Form S-3MEF (File. No. 333-255139) under the Securities Act.

On April 13, 2021, the Company issued the Firm Shares and closed the Offering at a public price of $38.00 per share for net proceeds to the Company of approximately $36.7 million after deducting the underwriting discount and offering fees and expenses payable by the Company.

The Underwriting Agreement included customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the agreement and were subject to limitations agreed upon by the contracting parties.

The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes. Pending these uses, the Company may invest the net proceeds in short-term interest-bearing investment grade instruments.

 Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. While our initial customer facing emphasis through most of 2018 was on motorcycles and other powersports vehicles, we continue to enhance our platform to accommodate nearly any VIN-specific vehicle including motorcycles, ATVs, boats, RVs, cars and trucks. Of the 3,500 vehicles we sold during the three-months ended March 31, 2021, 2,494 (71%) were automotive and 1,006 (29%) were powersports vehicles. For the three-months ended March 31, 2020, we sold 7,420 vehicles of which 4,603 (62%) were automotive and 2,817 (38%) were powersports vehicles.  In August 2020, we launched RumbleOn 3.0, bringing traditional brick and mortar powersports dealers across the country online. Then, in March 2021, we announced a definitive agreement to combine our ecommerce platform with the RideNow powersports group, the nation's largest powersports retailer, as discussed further below. The combination of RumbleOn and RideNow will become the first omnichannel platform in powersports. This channel is a full-service platform that will revolutionize the customer experience. This omnichannel platform will offer the consumer the fastest, easiest, and most transparent transaction online or in store while providing customers the most comprehensive offering that includes:

●
Buy, Sell or Trade without Leaving Your Home
●
Virtual Inventory Listings Online and In Store
●
Physical Retail and Service Locations
●
Proprietary Supply Aggregation
●
Apparel, Parts, Service and Accessories
●
Vehicle Transportation and Logistics
●
Online Cash Offers
●
Proprietary Secondary Online Financing

The combination of RumbleOn and RideNow is well positioned to capitalize on the secular changes in consumer behavior accelerated by COVID-19. These changes include:

Shift in Demographics (1)

●
New demographic groups are coming to powersports - increasing diversity, from gender to ethnicity to age
●
Number of female motorcycle owners nearly doubled from 2000 to 2020 and the average age of female riders declined 10 years
●
Powersports give Millennials and Gen Z the "experience culture" they crave
●
These generations prefer entry point provided by pre-owned
●
Growth in first-time riders drives lifetime enthusiast

Transition to Outdoor Lifestyle (1)

●
Outdoor sports equipment surged
●
Escaping the indoors
●
Social yet socially distant
●
Interactive exercise

Digital Adoption Accelerated (1)

●
E commerce grew from 15% in 2019 to over 44% in 2020
●
Today 2/3 of new car shoppers are comfortable completing the entire process online

We believe today’s consumer is experienced focused; RumbleOn’s acquisition platform for pre-owned vehicles enables the combined business to capture incremental market share as new riders continue to enter the category.

(1)  Source: NPD, National Marine Manufacturers Association, U.S. Department of Commerce, Cox Automotive, Boston Consulting Group, McKinsey & Company.

RideNow Transaction

On March 12, 2021, we announced a definitive agreement to combine with the RideNow dealership group, the nation’s largest powersports retailer, to create the only omnichannel customer experience in powersports and the largest publicly traded powersports dealership platform (the “RideNow Transaction”). Under the terms of the definitive agreement, we will combine with up to 46 entities operating under the RideNow brand for a total consideration of up to $575.4 million, consisting of $400.4 million of cash and approximately 5.8 million shares of our Class B Common Stock. We will finance the cash consideration through a combination of up to $280.0 million of debt and the remainder through the issuance of new equity. We have has entered into a commitment letter with Oaktree Capital Management, L.P. (“Oaktree”) to provide for the debt financing, subject to certain conditions (the “Oaktree Financing”). The number of shares to be issued to RideNow is subject to increase as described in the definitive agreement. The RideNow Transaction is subject to successful completion of the debt and equity financing, RumbleOn stockholder approval, manufacturer approval, other federal and state regulatory approvals, and other customary closing conditions as described in the definitive agreement. We expect to close the RideNow Transaction during the second or third quarter of 2021. The foregoing description of the definitive agreement and debt financing does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Plan of Merger and Equity Purchase Agreement, dated March 12, 2021, Registration Rights and Lock-Up Agreement, dated March 12, 2021, Commitment Letter, dated March 12, 2021, and Warrant, dated March 12, 2021, copies of which are incorporated by reference to this report as Exhibits 2.1, 10.2, 10.3 and 4.1. See the section titled Proposed Acquisition in this MD&A for a discussion of the RideNow Transaction and Oaktree Financing.

COVID-19 Update

Since March 2020, the rapid spread of COVID-19 has resulted in governmental authorities implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, shutdowns and vaccines. These measures have impacted and may further impact all or portions of our workforce and operations, the behavior of our customers, and the operations of our partners, vendors, and suppliers. While some state and local governments have taken further action to relax previously implemented measures, considerable uncertainty remains regarding such measures and potential future measures. The extent to which the COVID-19 outbreak continues to impact our business, sales, results of operations, financial condition, and liquidity will depend on the success of the roll out of the vaccines and the efficacy of the vaccines and other future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Our current focus is on continuing to position the Company for a strong recovery when this crisis is over. During 2020 and through the end of the first quarter of 2021, we managed our business activities to meet the parameters of our capital structure and available liquidity by adjusting inventory purchasing levels, reducing our operating expenses and capital expenditures to align with demand and market conditions while managing the business to support our customers’ needs for reliable vehicles. Future restrictions on our access to and utilization of our logistics and distribution network, our corporate offices, the inspection and reconditioning centers of our automotive partners, and/or our support operations or workforce, or similar limitations for our partners, vendors, or suppliers, and restrictions or disruptions of transportation, could further limit our ability to conduct our business and have a material adverse effect on our business, operating results, financial condition and prospects. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed.

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

Nashville Tornado

On March 3, 2020, a severe tornado struck the greater Nashville area causing significant damage to the Company's facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss comprises three components: (1) inventory loss, which was assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the Company has coverage in the amount of $6,000,000.

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

Outlook

The COVID-19 pandemic effect on commercial activity and the significant damage sustained to our wholesale automotive business from a tornado in early March 2020 had a significant negative impact on the growth in revenue for our powersports, automotive and transportation businesses for the year ended December 31, 2020 and through the first quarter of 2021. We experienced a significant decrease in demand in early March through mid-April of 2020 and a sequential month-over-month growth in revenue through July 2020. However, during the six-month period ended December 31, 2020, our average days to sale decreased and average selling prices increased as dealers saw high industry-wide market prices. This trend of low average days to sale and average selling prices increasing continued through March 31, 2021 and we expect it to continue through the second quarter of 2021 and possibly beyond. The effect of these higher market prices and our level of available liquidity required that we adjust purchasing levels to align with market conditions. The effect of these adjustments was lower levels of inventory available to purchase for resale causing a decline revenue that began in September 2020 and continued through the quarter ended March 31, 2021 as compared to same quarter of 2020. As the impact of COVID-19 abates over time, we anticipate that inventory purchasing levels and revenue will return to or exceed levels experienced pre-pandemic as we increase penetration in existing markets and add new dealers. However we can provide no assurance as to how quickly the adverse impacts of COVID-19 and its impacts on trends in the markets will abate or if spikes in COVID-19 infections will further negatively impact the economy generally or our business. Even after the COVID-19 outbreak has subsided, we may continue to experience significant impacts to our business as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

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

	For the Three-Months Ended March 31, 2021				For the Three-Months Ended March 31, 2020
	Revenue	Revenue%	Gross Profit	GP%	Revenue	Revenue%	Gross Profit	GP%
Segment
Powersports	$10,854,884	10.4%	$2,978,493	27.4%	$23,139,080	16.0%	$2,580,794	11.2%
Automotive	84,070,855	80.6%	6,211,047	7.4%	114,198,079	79.1%	5,844,574	5.1%
Transportation	9,338,272	9.0%	1,988,930	21.3%	7,087,591	4.9%	1,999,532	28.2%
Gross profit before impairment loss	104,264,011	100.0%	11,178,470	10.7%	144,424,750	% -	10,424,900	7.2%
Impairment loss (1)	-	-%	-	-%	-	%-	(11,738,413)	(8.1)%
	$104,264,011	100.0%	$11,178,470	10.7%	$144,424,750	100.0%	$(1,313,513)	(0.9)%

(1) Impairment Loss resulting from the Nashville Tornado.

Key Operation Metrics - Powersports and Automotive Segments

We regularly review a number of metrics, to evaluate our vehicle distribution business, measure our progress, and make strategic decisions. Our key operating metrics reflect what we believe will be the key drivers of our business, including increasing brand awareness, maximizing the opportunity to source the purchase of low-cost pre-owned vehicles from consumers and dealers while enhancing the selection of vehicles we make available to our customers. Our key operating metrics also demonstrate our ability to translate these drivers into sales and to monetize these retail sales through a variety of product offerings. For the three months ended March 31, 2020, the amounts reflected below and in the tables that follow in this section do not include expenditures of $343,820 and $796,365 for the powersports and automotive segments, respectively, that represent costs that are not attributed to specific vehicles.

	Three Months Ended March 31,
Powersports:	2021	2020
Vehicles sold	1,006	2,817
Average days to sale	19	43
Total vehicle revenue	$10,854,884	$23,139,080
Gross Profit	$2,978,493	$2,926,263

	Three Months Ended March 31,
Automotive(1):	2021	2020
Vehicles sold	2,494	4,603
Average days to sale	21	31
Total vehicle revenue	$84,070,855	$113,632,267
Gross Profit	$6,211,047	$6,348,968

(1)  Excludes the Impairment Loss resulting from the Nashville Tornado and other insignificant indirect cost for the three months ended March 31, 2020.

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

Key Operations Metrics – Powersports
	Three Months Ended March 31,
	2021	2020
Key Operation Metrics:
Total vehicles sold	1,006	2,817

Total Powersports Revenue	$10,854,884	$23,139,080
Gross Profit	$2,978,493	$2,926,263
Gross Profit per vehicle	$2,961	$1,039
Gross Margin	27.4%	12.6%
Average selling price	$10,790	$8,214

Consumer:
Vehicles sold	-	280

Total Consumer Revenue(1)	$-	$2,656,880
Gross Profit	$-	$646,412
Gross Profit per vehicle	$-	$2,309
Gross Margin	-%	24.3%
Average selling price	$-	$9,489

Dealer:
Vehicles sold	1,006	2,537

Total Dealer Revenue	$10,854,884	$20,482,200
Gross Profit	$2,978,493	$2,279,850
Gross Profit per vehicle	$2,961	$899
Gross Margin	27.4%	11.1%
Average selling price	$10,790	$8,073

(1)  We have eliminated the sale of powersport vehicles direct to consumers as we continue to shift our consumer activity to RumbleOn V3 and earmark available inventory to dealers through Dealer Direct.

Key Operations Metrics – Automotive(1)

	Three Months Ended March 31,
	2021	2020
Key Operation Metrics:
Total vehicles sold	2,494	4,603

Total Automotive Revenue	$84,070,855	$113,632,267
Gross Profit	$6,211,047	$6,348,968
Gross Profit per vehicle	$2,490	$1,379
Gross Margin	7.4%	5.6%
Average selling price	$33,709	$24,687

Consumer:
Vehicles sold	206	646

Total Consumer Revenue	$10,086,415	$17,584,737
Gross Profit	$1,014,742	$2,108,722
Gross Profit per vehicle	$4,926	$3,264
Gross Margin	10.1%	12.0%
Average selling price	$48,963	$27,221

Dealer:
Vehicles sold	2,288	3,957

Total Dealer Revenue	$73,984,440	$96,047,530
Gross Profit	$5,196,305	$4,240,245
Gross Profit per vehicle	$2,271	$1,072
Gross Margin	7.0%	4.4%
Average selling price	$32,336	$24,273

(1)
Excludes the impairment loss resulting from the Nashville Tornado.

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

	Three Months Ended March 31,
	2021	2020
Revenue (1)	$10,030,352	$8,990,181

Vehicles Delivered	18,907	21,027

Gross Profit	$1,988,930	$1,999,532

Gross Profit Per Vehicle Delivered	$105	$95

(1)
Before intercompany freight services provided to Wholesale of $692,080 and $1,902,590 , respectively for the three-months ended March 31, 2021 and 2020 are eliminated in the Condensed Consolidated financial statements

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. The freight brokerage agreements are fulfilled by independent third-party transporters who are obligated to meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale.

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

COMPONENTS OF RESULTS OF OPERATIONS

Revenue

Revenue for our powersports and automotive segments is primarily derived from our online marketplace and auctions and primarily includes the sale of pre-owned vehicles to consumer and dealers.

Revenue from our vehicle logistics and transportation service segment is primarily derived by providing automotive transportation services between dealerships and auctions throughout the United States.

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

Pre-owned vehicle sales represent the aggregate sales of pre-owned vehicles to consumers and dealers primarily through our website or at auctions.  We expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building as well as direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

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

The number of pre-owned vehicles sold to dealers at auction locations or through online auction is determined based on a number of factors including: (i) filling auction sales channel market demand opportunities to maximize sales and gross margin; (ii) a need to balance the Company's overall inventory mix and quantity levels against days to sales targets; and (iii) a need to liquidate those pre-owned vehicles that do not meet the Company's quality standards to be sold through Rumbleon.com. The auction market has also been adversely impacted by the COVID-19 pandemic resulting from practices implemented at each location to combat COVID-19, such as social distancing and shelter-in-place policies as well as the broader economic slowdown.

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

Cost of Revenue – Pre-owned Vehicles Sales

Cost of revenue is primarily comprised of cost of pre-owned vehicle revenue. Cost of pre-owned vehicle revenue to consumers and dealers primarily consists of the cost to acquire pre-owned vehicles and the reconditioning and transportation costs associated with preparing these vehicles for resale. Vehicle acquisition costs are driven by the mix of vehicles we acquire, the source of those vehicles and supply and demand dynamics in the vehicle market. Reconditioning costs are billed by third-party providers and include parts, labor, and other repair expenses directly attributable to specific pre-owned vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of pre-owned vehicle revenue also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Cost of Revenue – Vehicle Logistics and Transportation Services

Cost of vehicle transportation and logistics services primarily include the costs of independent third-party transporters to deliver a vehicle from a point of origin to a designated destination.

Selling, General and Administrative Expense

Selling, general and administrative expenses include costs and expenses for compensation and benefits, advertising and marketing, development and operating our product procurement and distribution system, managing our logistics system, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Selling, general and administrative expenses also include the transportation cost associated with selling vehicles but excludes the cost of reconditioning, inspecting, and auction fees which are included in cost of revenue. Subject to the impact of the COVID-19 pandemic and our efforts to preserve liquidity as described elsewhere in this MD&A, we expect selling, general and administrative expenses will continue to increase in future periods as we execute and aggressively expand our business through increased marketing spending and the addition of management and support personnel to ensure we adequately develop and maintain operational, financial and management controls as well as our reporting systems and procedures, but we anticipate selling, general and administrative expenses will decline as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization is comprised of the: (i) amortization of capitalized and acquired technology development; and (ii) depreciation of vehicles, leasehold improvements, furniture and equipment. Depreciation and amortization will continue to increase as continued investments are made in connection with the expansion and growth of the business.

Interest Expense

Interest expense includes interest incurred on notes payable, convertible debt and other long-term debt, which was used to fund technology development, inventory, brand building, property and equipment and the acquisitions.

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

RESULTS OF OPERATIONS

The following table provides our results of operations for the three-months ended March 31, 2021 and 2020, including key financial information relating to our business and operations. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three Months ended March 31, 2021
	Powersports	Automotive	Vehicle Logistics and Transportation Services	Elimination(1)	Total
Revenue:
Pre-owned vehicle sales:
Powersports	$10,854,884 $	$-	$-	$-	$10,854,884
Automotive	-	84,070,855	-	-	84,070,855
Transportation and vehicle logistics	-		10,030,352	(692,080)	9,338,272
Total revenue	10,854,884	84,070,855	10,030,352	(692,080)	104,264,011

Cost of revenue:
Powersports	7,876,391	-	-	-	7,876,391
Automotive	-	77,859,808	-	-	77,859,808
Transportation	-	-	8,041,422	(692,080)	7,349,342
Total cost of revenue before impairment loss	7,876,391	77,859,808	8,041,422	(692,080)	93,085,541
Impairment loss	-	-	-	-	-
Total cost of revenue	7,876,391	77,859,808	8,041,422	(692,080)	93,085,541

Gross profit	$2,978,493	$6,211,047	$1,988,930	$-	$11,178,470

(1) Intercompany freight services from Wholesale Express are eliminated in the Condensed Consolidated financial statements.

	For the Three Months ended March 31, 2020
	Powersports	Automotive	Vehicle Logistics and Transportation Services	Elimination(1)	Total
Revenue:
Pre-owned vehicle sales:
Powersports	$23,139,080 $	$-	$-	$-	$23,139,080
Automotive	-	114,198,079	-	-	114,198,079
Transportation and vehicle logistics	-	-	8,990,181	(1,902,590)	7,087,591
Total revenue	23,139,080	114,198,079	8,990,181	(1,902,590)	144,424,750

Cost of revenue:
Powersports	20,558,286	-	-	-	20,558,286
Automotive	-	108,353,505	-	-	108,353,505
Transportation	-	-	6,990,649	(1,902,590)	5,088,059
Impairment loss	-	11,738,413	-	-	11,738,413
Total cost of revenue	20,558,286	120,091,918	6,990,649	(1,902,590)	145,738,263

Gross profit	$2,580,794	$(5,893,839)	$1,999,532	$-	$(1,313,513)

(1) Intercompany freight services from Wholesale Express are eliminated in the Condensed Consolidated financial statements.

Powersports and Automotive Segments

The following table provides our results of operations for the three-months ended March 31, 2021 and 2020 for powersports and automotive segments, including key financial information relating to these segments. Our powersports and automotive segments consists of the distribution of powersports and automotive vehicles, as further described below. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2021	2020
Revenue:
Pre-owned Vehicle Sales:
Powersports	$10,854,884	$23,139,080
Automotive	84,070,855	114,198,079
Total vehicle revenue	94,925,739	137,337,159

Cost of Revenue:
Powersports	7,876,391	20,558,286
Automotive	77,859,808	108,353,505
Cost of revenue before impairment loss on vehicle inventory	85,736,199	128,911,791
Impairment loss on vehicle inventory	-	11,738,413
Total cost of revenue	85,736,199	140,650,204

Gross Profit	9,189,540	(3,313,045)

Selling, General and Administrative	12,124,493	16,571,828

Depreciation and Amortization	599,240	521,144

Operating loss	(3,534,193)	(20,406,017)

Interest expense	(1,606,849)	(2,216,460)

Change in derivative liability	(20,652)	(116,815)

Gain on early extinguishment of debt	-	188,664

Net loss before provision for income taxes	(5,161,694)	(22,550,628)

Benefit for income taxes	-	-

Net loss	$(5,161,694)	$(22,550,628)

Three-Months Ended March 31, 2021 Versus 2020

Total vehicle revenue decreased by $42,411,420 to $94,925,739 for the three-months ended March 31, 2021 compared to $137,337,159 for the same period of 2020. The decrease in revenue was primarily due to a decrease in the total number of pre-owned vehicles sold to 3,500 for the three-months ended March 31, 2021 as compared to 7,420 for the same period of 2020, which was partially offset by an increase in the average selling price per vehicle sold to $10,790 for the three-months ended March 31, 2021 from $8,214 for the same period of 2020 for powersports and $33,709 for the three-months ended March 31, 2021 from $24,687 for the same period of 2020 for automotive. The decrease in vehicles sold and increase in average selling price resulted from (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale; (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability; and (iv) eliminating the sale of powersport vehicles direct to consumers as we continued to shift our consumer activity to RumbleOn V3 and earmarked available inventory to dealers through Dealer Direct. As the impact of COVID-19 abates over time, we anticipate that revenue volume will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total cost of vehicle revenue decreased $54,914,005 to $85,736,199 for the three-months ended March 31, 2021 compared to $140,650,204 for the same period of 2020. The decrease in cost of revenue was primarily due to the decrease in the total number of pre-owned vehicles sold for the three-months ended March 31, 2021 as compared to the same period of 2020 and for the three-months ended March 31, 2020 includes a $12,808,618 adjustment which primarily reflects the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville as a result of the March 3, 2020 tornado.

Powersports

The following table provides the results of operations for the three-months ended March 31, 2021 and 2020 for our powersports business segment, including key financial information relating to the powersports business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31
	2021	2020
Powersports

Vehicle revenue:
Consumer	$-	$2,656,880
Dealer	10,854,884	20,482,200
Total vehicle revenue	$10,854,884	$23,139,080

Vehicle gross profit:
Consumer	$-	$646,412
Dealer	2,978,493	2,279,850
Total vehicle gross profit	$2,978,493	$2,926,262

Vehicles sold:
Consumer	-	280
Dealer	1,006	2,537
Total vehicles sold	1,006	2,817

Gross profit per vehicle:
Consumer	$-	$2,309
Dealer	$2,961	$899
Total	$2,961	$1,039

Gross margin per vehicle:
Consumer	-%	24.3%
Dealer	27.4%	11.1%
Total	27.4%	12.6%

Average vehicle selling price:
Consumer	$-	$9,489
Dealer	$10,790	$8,073
Total	$10,790	$8,214

Powersports Vehicle Revenue

Total powersports vehicle revenue decreased by $12,284,196 to $10,854,884 for the three-months ended March 31, 2021 compared to $23,139,080 for the same period of 2020. The decrease in powersport revenue was primarily due to a decrease in the total number of pre-owned vehicles sold to 1,006 for the three-months ended March 31, 2021 as compared to 2,817 for the same period of 2020, which was partially offset by an increase in the average selling price per vehicle sold to $10,790 for the three-months ended March 31, 2021 from $8,214 for the same period of 2020. The decrease in vehicles sold and increase in average selling price resulted from: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale; (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability; and (iv) eliminating the sale of powersport vehicles direct to consumers as we continued to shift our consumer activity to RumbleOn V3 and earmarked available inventory to dealers through Dealer Direct. As the impact of COVID-19 abates over time, we anticipate that revenue volume will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Powersports Cost of Revenue

Powersports cost of vehicle revenue decreased by $12,681,895 to $7,876,391 for the three-months ended March 31, 2021 compared to $20,558,286 for the same period of 2020. The decrease in powersports cost of revenue was primarily due to the decrease in the total number of pre-owned vehicles sold for the three-months ended March 31, 2021 as compared to the same period of 2020. Powersports cost of revenue for the three-months ended March 31, 2021 consisted of: (i) 1,006 pre-owned vehicles sold at an average acquisition cost of $7,689; (ii) reconditioning cost of $33,233; and (iii) transportation costs of $108,221. Powersports cost of revenue for the three-months ended March 31, 2020 consisted of: (i) 2,817 pre-owned vehicles sold that had an average acquisition cost of $6,830; (ii) reconditioning costs of $215,139; (iii) transportation costs of $757,683; and (iv) other cost of sales of $345,469 not attributed to a specific vehicle sold during the quarter; which included $340,268 of adjustments to reflect the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19 and related effects of sheltering-in-place and significantly reduced commercial activity.

Powersports Gross Profit

Powersport vehicle gross profit increased by $397,699 to $2,978,493 for the three-month period ended March 31, 2021 compared to $2,580,794 for the same period in 2020. The increase was primarily due to a decrease in the number of vehicles sold partially offset by an increase in gross profit per vehicle sold to $2,961 or a gross margin of 27.4% compared to $1,039, or a gross margin of 12.6% for the same period in 2020. The increase in total powersports gross profit and the increase in gross profit per vehicle and gross margin per vehicle for the three months ended March 31, 2021 as compared to the same period of 2020 was a result of: (i) the result of the impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower vehicle sales but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability;and (iii) a shift in inventory mix available for sale resulting in higher revenue per vehicle.

 Automotive

The following table provides the results of operations for the three-months ended March 31, 2021 and 2020 for the automotive segment, including key financial information relating to the automotive business. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2021	2020
Automotive

Vehicle revenue:
Consumer	$10,086,415	$18,150,549
Dealer	73,984,440	96,047,530
Total vehicle revenue	$84,070,855	$114,198,079

Gross Profit (1):
Consumer	$1,014,742	$2,469,250
Dealer	5,196,305	3,375,324
Total vehicle gross profit	$6,211,047	$5,844,574

Vehicles sold:
Consumer	206	646
Dealer	2,288	3,957
Total vehicles sold	2,494	4,603

Gross profit per vehicle:
Consumer	$4,926	$3,822
Dealer	2,271	853
Total	$2,490	$1,270

Gross margin per vehicle:
Consumer	10.1%	13.6%
Dealer	7.0%	3.5%
Total	7.4%	5.1%

Average vehicle selling price:
Consumer	$48,963	$28,097
Dealer	$32,336	$24,273
Total	$33,709	$24,809

(1) Excluding adjustments of $12,808,618 which included $12,616,955 of net realizable value adjustments and $191,663 of other costs not attributable to a specific vehicle sold during the three-months ended March 31, 2020.

Automotive Revenue

Total automotive vehicle revenue decreased by $30,127,224 to $84,070,855 for the three-months ended March 31, 2021 compared to $114,198,079 for the same period of 2020. The decline in automotive revenue was primarily due to the decrease in the total number of pre-owned vehicles sold to 2,494 for the three-months ended March 31, 2021 compared to 4,603 for the same period of 2020, which was partially offset by an increase in the average selling price per vehicle to $33,709 for the three-months ended March 31, 2021 from $24,809 for the same period of 2020. The decrease in vehicles sold and increase in average selling price per vehicle was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale;and (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to consumers decreased by $8,064,134 to $10,086,415 for the three-months ended March 31, 2021 compared to $18,150,549 for the same period of 2020. The decline in consumer automotive revenue was primarily due to the decrease in the number of vehicles sold to 206 for the three-months ended March 31, 2021 compared to 646 for the same period of 2020, which was partially offset by an increase in the average selling price per vehicle to $48,963 for the three-months ended March 31, 2021 from $28,097 for the same period of 2020. The decrease in vehicles sold and increase in average selling price per vehicle was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale;and (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Total automotive revenue from the sale to dealers decreased by $22,063,090 to $73,984,440 for the three-months ended March 31, 2021 compared to $96,047,530 for the same period of 2020. The decline in dealer automotive revenue was primarily due to the decrease in the number of vehicles sold to 2,288 for the three-months ended March 31, 2021 compared to 3,957 for the same period of 2020, which was partially offset by an increase in the average selling price per vehicle to $32,336 for the three-months ended March 31, 2021 from $24,273 for the same period of 2020. The decrease in vehicles sold and increase in average selling price per vehicle was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale; and (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Automotive Cost of Revenue

Total automotive cost of vehicle revenue decreased by $42,232,110 to $77,859,808 for the three-months ended March 31, 2021 compared to $120,091,918 for the same period of 2020. The decrease in total automotive cost of revenue was primarily due to a decrease in pre-owned vehicles sold, offset by an increase in the cost per vehicles sold for the three-month period ended March 31, 2021 compared to the same period of 2020. In addition, cost of vehicle revenue for the three-months ended March 31, 2020 includes a $12,616,955 adjustment for: (i) an impairment loss resulting from the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville from the March 3, 2020 tornado. The impairment loss on inventory was $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 for loss in value of vehicles partially damaged and subject to repair; (ii) $878,542 for the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020 resulting from the negative impact on our sales channels from COVID-19; and (iii) $191,663 of other costs that were not attributable to a specific vehicle sold during the quarter. Total automotive cost of vehicle revenue for the three-months ended March 31, 2021 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $76,588,213 from the sale of 2,494 pre-owned vehicles at an average acquisition cost of $30,709; (ii) reconditioning costs of $325,078; and (iii) transportation costs of $946,517.  Total automotive cost of vehicle revenue for the three-months ended March 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers and dealers of $105,000,816 from the sale of 4,603 pre-owned vehicles at an average acquisition cost of $22,811; (ii) reconditioning cost of $627,752; (iii) transportation costs of $1,654,731; (iv) other cost of sales of $12,808,618, which included $12,616,955 of net realizable value adjustments to the March 31, 2020 inventory to reflect: (i) impairment loss and write down of inventory.

Consumer automotive cost of revenue decreased by $6,404,342 to $9,071,673 for the three-months ended March 31, 2021 compared to $15,476,015 for the same period of 2020. The decrease was primarily due to a decrease in the number of vehicles sold, partially offset by an increase in the cost per vehicles sold for the three-month period ended March 31, 2021 compared to the same period of 2020. Total consumer cost of vehicle revenue for the three-months ended March 31, 2021 consisted of: (i) the acquisition cost of vehicles sold to consumers of $8,919,565 from the sale of 206 pre-owned vehicles at an average acquisition cost of $43,299; (ii) reconditioning costs of $52,359; and (iii) transportation costs of $99,749. Total consumer cost of vehicle revenue for the three-months ended March 31, 2020 consisted of: (i) the acquisition cost of vehicles sold to consumers of $15,034,392 from the sale of 646 pre-owned vehicles at an average acquisition cost of $23,273; (ii) reconditioning costs of $174,984; and (iii) transportation costs of $266,639; (iv) $13,622 for the write down of vehicle inventory to net realizable value at March 31, 2020 and $191,663 of other costs not attributable to a specific vehicle sold during the quarter.

Dealer automotive cost of vehicle revenue decreased by $23,019,150 to $68,788,135 for the three-months ended March 31, 2021 compared to $91,807,285 for the same period of 2020. The decrease was primarily due to a decrease in the number of vehicles sold, partially offset by an increase in the cost per vehicles sold for the three-month period ended March 31, 2021 compared to the same period of 2020. In addition, dealer cost of vehicle revenue for the three months ended March 31, 2020 included a $12,603,333 of adjustments for:(i) an impairment loss resulting from the significant damage to the Company's operating facilities and automotive inventory held for sale in Nashville from the March 3, 2020 tornado. The impairment loss on inventory was $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 for loss in value of vehicles partially damaged and subject to repair; and (ii) $864,290 for the write down of vehicle inventory to the lower of cost or net realizable value at March 31, 2020.  Before the net realizable value adjustments, total dealer cost of vehicle revenue for the three-months ended March 31, 2021 consisted of: (i) the acquisition cost of vehicles sold to dealers of $67,668,648 from the sale of 2,288 pre-owned vehicles at an average acquisition cost of $29,575; (ii) reconditioning costs of $272,719; (iii) transportation costs of $846,768. Before the net realizable value adjustments, total dealer cost of vehicle revenue for the three-months ended March 31, 2020 consisted of (i) the acquisition cost of vehicles sold to dealers of $89,966,425 from the sale of 3,957 pre-owned vehicles at an average acquisition cost of $22,736; (ii) reconditioning cost of $452,768; and (iii) transportation costs of $1,388,092.

Automotive Gross Profit

Before the $12,808,618 of net realizable value and other adjustments, total automotive vehicle gross profit increased by $366,473 to $6,211,047 for the three-months ended March 31, 2021 compared to $5,844,574 for the same period in 2020. The increase was primarily due to an increase in gross profit per vehicle sold to $2,490 or a gross margin of 7.4% for the three-months ended March 31, 2021 compared to $1,270, or a gross margin of 5.1% for the same period in 2020 offset by a decrease in the number of vehicles sold for the three-months ended March 31, 2021 compared to the same period in 2020. The increase in total gross profit, gross profit per vehicle and gross margin per vehicle for the three months ended March 31, 2021 as compared to the same period of 2020 was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower vehicle sales but higher average selling prices and gross margins due to the supply and demand imbalance;and (ii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability.

Before the net realizable value and other adjustments of $205,285 discussed above, total automotive vehicle gross profit from sales to consumers decreased by $1,468,129 to $1,014,742 for the three-months ended March 31, 2021 compared to $2,482,871 for the same period in 2020. The decrease was primarily due to a decrease in the number of vehicles sold partially offset by an increase in gross profit per vehicle sold to $4,926 or a gross margin of 10.1% compared to $3,264, or a gross margin of 12.0% for the same period in 2020. The decrease in gross profit and the increase in gross profit per vehicle for the three months ended March 31, 2021 as compared to the same period of 2020 was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue but higher average selling prices and gross margins due to the supply and demand imbalance;and (ii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability The decrease in gross margin per vehicle for the three months ended March 31, 2021 as compared to the same period of 2020 was a result of the higher acquisition cost per vehicle for the three-months ended March 31, 2021 as compared to the same period of 2020.

Before the net realizable value adjustments of $12,603,333 discussed above, total automotive vehicle gross profit from sales to dealers increased by $1,834,601 to $5,196,305 for the three-months ended March 31, 2021 compared to $3,361,704 for the same period in 2020. The increase was primarily due to an increase in gross profit per vehicle sold to $2,271 or a gross margin of 7.0% for the three-months ended March 31, 2021 compared to $850, or a gross margin of 3.5% for the same period in 2020 offset by a decrease in the number of vehicles sold for the three-months ended March 31, 2021 compared to the same period in 2020. The increase in total gross profit, gross profit per vehicle and gross margin per vehicle for the three months ended March 31, 2021 as compared to the same period of 2020 was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower vehicle sales but higher average selling prices and gross margins due to the supply and demand imbalance;and (ii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability.

Vehicle Logistics and Transportation Services Segment

The following table provides our results of operations for the three-months ended March 31, 2021 and 2020 for our vehicle logistics and transportation services segment, including key financial information relating to this segment. This financial information should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three-Months Ended March 31,
	2021	2020
Vehicle Logistics and Transportation Services

Total revenue	$10,030,352	$8,990,181

Cost of revenue	8,041,422	6,990,649

Gross profit	1,988,930	1,999,532

Selling, general and administrative	1,276,851	1,340,598

Depreciation and amortization	-	1,851

Operating income	712,079	657,083

Interest expense	1,971	296

Net Income before income tax	$710,108	$656,787

Vehicles delivered	18,907	21,027

Revenue per delivery	$531	$428

Gross profit per delivery	$105	$95

Gross margin per delivery	19.8%	22.2%

Vehicle Logistics and Transportation Services Revenue

Total revenue increased by $1,040,171 to $10,030,352 for the three-months ended March 31, 2021 compared to $8,990,181 for the same period of 2020. The increase in total revenue for the three-month period ended March 31, 2021 resulted from the transport of 18,907 vehicles at an average revenue per vehicle delivered of $531 compared to revenue from the transport of 21,027 vehicles at an average revenue per vehicle delivered of $428 for the same period of 2020. The decrease in vehicles transported and increase in average revenue per vehicle delivered was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of vehicle sales and thus demand for delivery services, but higher average delivery prices and gross margins due to the supply and demand imbalance; and (ii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that vehicle deliveries will return to or exceed levels experienced before COVID-19 effected commercial activity. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended March 31, 2021 and 2020 intercompany freight services provided by Express to the Company were $692,080 and $1,902,590, respectively and was eliminated in the Condensed Consolidated financial statements.

Vehicle Logistics and Transportation Services Cost of Revenue

Total cost of revenue increased by $1,050,773 to $8,041,422 for the three-months ended March 31, 2021 compared to $6,990,649 for the same period of 2020. The increase in total cost of revenue for the three-month period ended March 31,2021 resulted from the increase in average cost per vehicle delivered to $426 compared to $333 for the same period of 2020. The increase in average cost per vehicle delivered was a result of the increase in commercial activity during the three-months ended March 31, 2021 as compared to the same period of 2020 which gave rise to greater demand for a transportation services, as sales channels, marketing activities and supply chains progressed towards normalized activity levels. The greater demand resulted in a significant increase in the market rates charged by transporters to deliver a vehicle.

Included in cost of revenue for the three months ended March 31, 2021 and 2020 was freight services purchases by the Company from Wholesale Express of $692,080 and $1,902,590, respectively and was eliminated in the Condensed Consolidated financial statements.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the three-months ended March 31, 2021 was $1,988,930 or $105 per unit transported as compared to $1,999,533 or $95 per unit for the same period in 2020.

Selling, General and Administrative

	For the Three-Months Ended March 31,
	2021	2020
Selling general and administrative:
Compensation and related costs	$5,981,459	$8,180,100
Advertising and marketing	1,596,304	2,948,155
Professional fees	1,667,096	842,703
Technology development and software	403,475	622,144
General and administrative	3,753,010	5,463,324
	$13,401,344	$18,056,426

Selling, general and administrative expenses decreased by $4,655,082 to $13,401,344 for the three-months ended March 31, 2021 compared to $18,056,426 for the same period of 2020. The decrease was a result of: (i) our continued disciplined approach to sales volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability which resulted in the sale of fewer vehicles and a corresponding reduction in related compensation, selling and marketing expenses for the three-month ended March 31, 2021 as compared to the same period of 2020; (ii) reduction in our operating cost and expense structure in connection with the introduction of Dealer Direct, RumbleOn Classified and more transaction fee based business; and (iii) the supply and demand imbalance created by the impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue and a corresponding reduction in related compensation, selling and marketing expenses for the three-month ended March 31, 2021 as compared to the same period of 2020.

Compensation and related costs decreased by $2,198,641 to $5,981,459 for the three-months ended March 31, 2021 compared to $8,180,100 for the same period of 2020. The decrease in compensation expense is primarily a result of the: (i) sale of fewer vehicles for the three-months ended March 31, 2021 as compared to the same period of 2020 resulting in a corresponding reduction in sales related compensation; and (ii) reduction in staffing in an effort to position our business to be lean and flexible during periods of lower demand and higher uncertainty. The company had 146 full-time employees at March 31, 2021 as compared to 258 full-time employees on March 31, 2020. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. At that time we will take a measured approach to increasing our headcount, which will result in an increase in our headcount, which will result in an increase in sales related compensation expenses in absolute dollar terms but a decrease in these expenses as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Advertising and marketing decreased by $1,351,851 to $1,596,304 for the three-months ended March 31, 2021 compared to $2,948,155 for the same period of 2020. The decrease in marketing expense was primarily due to a decrease in the number of pre-owned vehicles sold for the three-months ended March 31, 2021 as compared to the same period of 2020, offset by an increase in the average marketing spend per vehicle sold to $456 for the three-months ended March 31, 2021 compared to $397 per vehicle for the same period of 2020. The decrease in vehicles sold for the three-month ended March 31,2021 compared to the same period of 2020 was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels causing lower revenue due to the supply and demand imbalance; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale; and (iii) our continued disciplined approach to sales volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. At that time we will take a measured approach to increasing our marketing and advertising spend, which will result in an increase in advertising and marketing expenses in absolute dollar terms but a decrease in marketing expense as a percentage of total revenue. However we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Professional fees increased by $824,393 to $1,667,096 for the three-months ended March 31, 2021 compared to $842,703 for the same period of 2020. The increase was primarily a result of professional fees and costs incurred in connection with legal, accounting and other professional fees and expenses incurred in connection with the proposed acquisition of RideNow and related activities. These fees and expenses were incurred for: (i) preparation of the merger agreement and related documents (i) equity financings; (ii) debt financings; (iii) general corporate matters; (iv) the preparation of quarterly and annual financial statements; and (v) the preparation and filing of regulatory reports required of the Company for public reporting purposes. For additional information, see Note 7 - "Notes Payable and Lines of Credit," Note 8 –"Convertible Notes," Note 9 - "Stockholders' Equity and Note 19 – Proposed Acquisition," in the accompanying Notes to the Condensed Consolidated Financial Statements.

Technology development expenses decreased $218,669 to $403,475 for the three-months ended March 31, 2021 compared to $622,144 for the same period of 2020. The decrease was a result of the reduction in company head count in response to the impact of COVID-19 on our business in early April 2020. At that time, we began to reduce discretionary growth expenditures which included information technology investments. Total technology costs and expenses incurred for three-months ended March 31, 2021 were $758,990 of which $394,962 was capitalized. Total technology costs and expenses incurred for three-months ended March 31, 2020 were $911,210 of which $290,376 was capitalized. For the three-months ended March 31, 2021, a third-party contractor billed $255,517 of the total technology development costs as compared to $241,757 for the same period of 2020. The amortization of capitalized technology development costs for the three-months ended March 31, 2021 was $546,683 as compared to $437,943 for the same period of 2020. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. At that time, we will take a measured approach to increasing our technology development expenses as we continue to upgrade and enhance our technology infrastructure, invest in our products, expand the functionality of our platform and provide new product offerings. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate. We also expect technology development expenses to continue to be affected by variations in the amount of capitalized internally developed technology.

General and administrative expenses decreased by $1,710,314 to $3,753,010 for the three-months ended March 31, 2021 compared to $5,463,324 for the same period of 2020. The decrease was primarily a result of (i) the impact on the three-months ended March 31, 2021 as compared to the same period of 2020 resulting from our reduction of discretionary growth expenditures for travel and other related business expenses, including office supplies of $543,351 offset by a $26,326 increase in rent and lease expense in response to the impact of COVID-19 and (ii) the sale of fewer vehicle for the three-months ended March 31, 2021 as compared to the same period of 2020, which resulted in a reduction of $1,193,287 in auction and floor plan fees for the three-months ended March 31, 2021 as compared to the same period of 2020. The decrease in vehicles sold was a result of: (i) the adverse impact of COVID-19 pandemic on commercial activity resulting in lower levels of inventory available for purchase at acceptable acquisition price levels; (ii) our level of available liquidity which required that we reduce our historical purchasing levels of inventory for sale;and (iii) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. As the impact of COVID-19 abates over time, we anticipate that revenue will return to or exceed levels experienced before COVID-19 effected commercial activity. At that time we will take a measured approach to increasing general and administrative spending, which will result in an increase in in general and administrative expenses in absolute dollar terms but decrease as a percentage of total revenue. However, we can provide no assurance as to when and how quickly COVID-19 impacts will abate.

Depreciation and Amortization

Depreciation and amortization increased by $76,245 to $599,240 for the three-months ended March 31, 2021 compared to $522,995 for the same period of 2020. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-months ended March 31, 2021 included capitalized technology acquisition and development costs of $394,962 as compared to $290,376 for the same period of 2020. For the three-months ended March 31, 2021, amortization of capitalized technology development was $546,683 as compared to $437,943 for the same period of 2020. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $52,557 as compared to $85,052 for the same period of 2020.

Interest Expense

Interest expense decreased by $607,937 to $1,608,820 for the three-months ended March 31, 2021 compared to $2,216,757 for the same period of 2020. Interest expense consists of interest on the: (i) Private Placement Notes; (ii) NextGen Promissory Note; (iii) Credit Facility and the NextGear Credit Line (together, the "Line of Credit-Floor Plans"); (iv) PPP Loans; (v) Convertible Notes-Autosport; (vi) Bridge Loan; (vii) RumbleOn Finance Facility; and (viii) Convertible Senior Notes. The decrease resulted from interest on a lower average level of debt outstanding during the three-months ended March 31, 2021 as compared to the same period of 2020. Interest expense on the Private Placement Notes for the three-months ended March 31, 2021 was $10,491 and included $0 of debt discount amortization as compared to interest expense of $91,893 which included $75,601 of debt discount amortization for the same period of 2020. Interest expense on the NextGen Promissory Note for the three-months ended March 31, 2021 was $7,534 as compared to $21,927 for the same period of 2020. Interest expense on the Line of Credit-Floor Plans for the three-months ended March 31, 2021 was $303,918 as compared to $777,552 for the same period of 2020. Interest expense on the Autosport convertible notes for the three-months ended March 31, 2021 was $51,483 and included $36,792 of debt discount amortization as compared to interest expense of $51,560 which included $19,693 of debt discount amortization for the same period of 2020. Interest expense on the Convertible Senior Notes for the three-months ended March 31, 2021 was $1,175,954, which included $522,048 of debt amortization as compared to interest expense of $1,267,576, which included $693,123 of debt amortization for the same period of 2020. Interest expense on the PPP loans for the three-months ended March 31, 2021 was $13,345. There was no interest expense on the PPP loans for the three-months ended March 31, 2020. Interest expense on the Bridge Loan for the three-months ended March 31, 2021 was $16,667. These was no interest expense on the Bridge Loan for the three-months ended March 31, 2020. Interest expense on the RumbleOn Finance Line of Credit for the three months ended March 31, 2021, was $29,428. These was no interest expense on the RumbleOn Finance Line of Credit for the three-months ended March 31, 2020.

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

As a result of the damage caused by the tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the three-months ended March 31, 2020,  the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the March 31, 2020 Condensed Consolidated statements of operations. Additionally, $177,626 of the net book value of the property and equipment destroyed by the tornado was expensed. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615,268. This recovery was received in the second quarter of 2020 and has been recorded as a separate component of operating loss for the year ended December 31, 2020.

Derivative Liability

In connection with the issuance of the New Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.

The derivative liability is remeasured at each reporting date with the change in value of recorded in the Statements of Operations. The change in value of the derivative liability for the three-months ended March 31, 2021 was $(20,652). The value of the derivative liability as of March 31, 2021 and December 31,2020 was $37,346 and $16,694, respectively.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net loss	$(4,451,586)	$(22,038,342)
Add back:
Interest expense (including debt extinguishment)	1,608,820	2,028,593
Depreciation and amortization	599,240	522,995
Increase in derivative liability	20,652	116,815
EBITDA	(2,222,874)	(19,369,939)
Adjustments:
Impairment loss on automotive inventory	-	11,738,413
Non-cash-stock-based compensation	1,026,216	846,370
Acquisition costs associated with the RideNow Agreement	1,096,653	-
Litigation expenses	88,259	277,995
Other non-reoccurring costs	32,985	-
Adjusted EBITDA	$21,239	$(6,507,161)

Liquidity and Capital Resources

We have incurred losses and negative cash flow from operations since inception through March 31, 2021 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments; refer to Note 7 — Notes Payable and Lines of Credit, Note 8 - Convertible Notes, and Note 9 — Stockholders Equity. Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of COVID-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under lines of credit, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, rationalizing costs and expenses, and proceeds from our April 8, 2021 equity offering of 1,048,998 Class B common stock that generated net proceeds of $36,700,000; refer to Note 20 — Subsequent Events. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

We had the following liquidity resources available as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$80,049	$1,466,831
Restricted cash (1)	2,049,056	2,049,056
Total cash, cash equivalents, and restricted cash	2,129,105	3,515,887
Availability under short-term revolving facilities	-	2,188,374
Committed liquidity resources available	$2,129,105	$5,704,261

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

In connection with the proposed acquisition of RideNow (See Note 19 — Proposed Acquisition), on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro as set forth in Exhibit A to the secured promissory note. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12% annually.

As of March 31, 2021, and December 31, 2020, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $65,612,718 and $53,108,353, respectively, summarized in the table below. See Note 7 — Notes Payable and Lines of Credit, Note 8 –Convertible Notes, and Note 9 – Stockholders’ Equity to our Condensed Consolidated financial statements included above.

Asset-Based Financing:	March 31, 2021	December 31, 2020
Inventory	$27,043,101	$17,811,626
Total asset-based financing	27,043,101	17,811,626
Secured notes payable	5,297,411	2,391,361
Unsecured senior convertible notes	39,582,000	39,774,000
PPP loans	5,176,845	5,176,845
Total debt	77,099,357	65,153,832
Less: unamortized discount and debt issuance costs	(11,486,639)	(12,045,479)
Total debt, net	$65,612,718	$53,108,353

The following table sets forth a summary of our cash flows for the three-months ended March 31, 2021 and 2020:

	Three-months Ended March 31,
	2021	2020
Net cash used in operating activities	$(12,937,345)	$(19,467,259)
Net cash used in investing activities	(394,962)	(422,742)
Net cash provided by financing activities	11,945,525	21,150,210
Net (decrease) increase in cash	$(1,386,782)	$1,260,209

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the three-months ended March 31, 2021 net cash used in operating activities was $12,937,345, a decrease of $6,529,914 compared to net cash used in operating activities of $19,467,259 for the three-months ended March 31, 2020. The decrease in our net cash used in operating activities was primarily due to a $17,586,756 decrease in our net loss, offset by the net loss for the impairment loss of $11,916,039 that was incurred in March 2020 due to the Nashville Tornado and other non-cash items and changes in operating assets and liabilities of $859,197. The change in net loss for the three-months ended March 31, 2021 as compared to the same period of 2020 was a result of: (i) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability, which resulted in the sale of fewer vehicles and a corresponding reduction in related selling expenses, sales related compensation, and marketing spend for the three-months March 31, 2021; and (ii) a reduction in staffing levels, adjusted purchasing levels to align with demand and market conditions and a deferral of discretionary growth expenditures such as travel, facilities, information technology investments due to the adverse impact of the COVID-19 pandemic on commercial activity.

Investing Activities

Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities was $394,960 and $422,742 during the three-months ended March 31, 2021 and 2020, respectively, a decrease of $27,782. The decrease primarily relates to a reduction in technology spending three-month period ended March 31, 2021 as compared to the same period in 2020. The decrease was a result of the reduction in headcount and third-party contractors in response to the impact of COVID-19 on our business in early April 2020 we reduced discretionary growth expenditures which included information technology investments.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash used in financing activities was $11,945,525 for the three-months March 31, 2021 as compared to net cash provided by financing activities of $21,150,210 for the same period of 2020. The $9,204,685 decrease in cash provided by financing activities was primarily the result of the net proceeds from the financing transactions that occurred in January 2020 of $19,052,455 offset by an increase of $10,842,623 in floor plan borrowing, borrowing from a Bridge Loan and less loan repayments of $1,397,098.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Proposed Acquisition

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

Commitment Letter

On March 12, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Oaktree Capital Management, L.P. (“Oaktree”). The Commitment Letter provides that, subject to the conditions set forth therein, Oaktree or certain funds or accounts within its Strategic Credit Strategy (the “Initial Lender”) commits to provide senior secured term loan facilities in an aggregate principal amount of up to $400,000,000 (the “Credit Facility”), comprised of (i) an initial advance of $280,000,000 to fund the RideNow Transaction, consummate the Refinancing (as defined in the Commitment Letter) and pay the RideNow Transaction costs and (ii) a delayed draw term facility of up to $120,000,000 to fund permitted acquisitions and similar investments and related fees and expenses.

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

The Company has accounted for the Warrant agreement as a liability with the initial offset as a deferred financing charge as the Warrant was issued in lieu of a commitment fee connected to the proposed financing of the RideNow Transaction. If the Transaction and related financing is closed, the deferred financing charge will be reclassed as a debt discount to the Credit Facility. The initial warrant liability and deferred financing charge recognized was $10,950,000 The agreement to issue the Warrant is an equity linked contract considered not indexed to its own stock and does not meet the equity classification guidance. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrant or until it meets equity classification. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 3 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant change in the fair value between March 12, 2021 to March 31, 2021.  The recognition of the warrant liability and deferred financing charge was a non-cash item.

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

The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes. Pending these uses, the Company may invest the net proceeds in short-term interest-bearing investment grade instruments.

Subsequent Events

On April 8, 2021, RumbleOn, Inc. entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc., as representative to the several underwriters named on Schedule A to the Underwriting Agreement (the “Underwriters”), relating to the Company’s public offering (the “Offering”) of 1,048,998 shares of Class B Common Stock (the “Firm Shares”).

The Underwriters agreed to purchase the Firm Shares at a price of $38.00 per share. The Firm Shares were offered, issued, and sold pursuant to a prospectus supplement and accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to an effective shelf registration statement filed with the SEC on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), and an effective registration statement filed with the SEC on Form S-3MEF (File. No. 333-255139) under the Securities Act.

On April 13, 2021, the Company issued the Firm Shares and closed the Offering at a public price of $38.00 per share for net proceeds to the Company of approximately $36.7 million after deducting the underwriting discount and offering fees and expenses payable by the Company.

The Underwriting Agreement included customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the agreement and were subject to limitations agreed upon by the contracting parties.

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

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as "anticipate," "believe," "envision," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," "ongoing," "contemplate," and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●
We continue to develop and expand our business and these investments may not result in successful growth of our business;
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
●
Completion of the RideNow Transaction is subject to the conditions contained in the RideNow Agreement and if these conditions are not satisfied, the RideNow Transaction will not be completed;
●
Failure to complete the RideNow Transaction could negatively impact our stock price and our future business and financial results;
●
The RideNow Transaction will involve substantial costs;
●
In connection with the RideNow Transaction, we will incur additional indebtedness, which could adversely affect us, including our business flexibility and will increase our interest expense;
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
●
Although the Company's 6.75% Convertible Senior Notes due 2025 (the "Notes") are referred to as Convertible Senior Notes, the Notes are effectively subordinated to any of our future secured debt and structurally subordinated to any liabilities of our subsidiaries;
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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal control to minimize the impact on their design and operating effectiveness.

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

Item1A.
Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on 10-K for the year ended December 31, 2020, filed on March 31, 2021, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

Not applicable.

Item 5.
Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
2.1+	Plan of Merger and Equity Purchase Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
4.1	Warrant, dated March 12, 2021 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.1	Commitment Letter, dated March 12, 2021 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.2	Secured Promissory Note, dated March 12, 2021 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.3	Registration Rights and Lock-Up Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: May 17, 2021	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Steven R. Berrard
Steven R. Berrard
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)