Form 10-Q
period 2021-06-30
RumbleOn, Inc.
filed 2021-08-04
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Class B Common Stock, $0.001 par value, outstanding on July 30, 2021 was 3,350,177 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on July 30, 2021.

RUMBLEON, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RumbleOn, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS

Current assets:
Cash	$24,972,223	$1,466,831
Restricted cash	3,049,056	2,049,056
Accounts receivable, net	26,955,051	9,407,960
Inventory	19,675,990	21,360,441
Prepaid expense and other current assets	4,058,905	3,446,225
Total current assets	78,711,225	37,730,513

Property and equipment, net	6,295,683	6,521,446
Right-of-use assets	5,007,605	5,689,637
Goodwill	26,886,563	26,886,563
Deferred finance charge	10,950,000	—
Other assets	221,712	151,076
Total assets	$128,072,788	$76,979,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,821,750	$12,707,448
Accrued interest payable	1,606,954	1,485,854
Current portion of convertible debt	415,113	562,502
Current portion of long-term debt	27,251,151	20,688,651
Total current liabilities	42,094,968	35,444,455

Long-term liabilities:
Note payable	4,691,181	4,691,181
Warrant liability	13,174,216	—
Convertible debt, net	28,079,484	27,166,019
Derivative liabilities	48,800	16,694
Operating lease liabilities and other long-term liabilities	4,022,292	5,090,221
Total long-term liabilities	50,015,973	36,964,115

Total liabilities	92,110,941	72,408,570

Commitments and contingencies (Notes 6, 7, 8, 11, 16)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	50	50
Common B stock, $0.001 par value, 4,950,000 shares authorized, 3,343,062 and 2,191,633 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3,343	2,192
Additional paid-in capital	148,180,750	108,949,204
Accumulated deficit	(112,222,296)	(104,380,781)
Total stockholders’ equity	35,961,847	4,570,665

Total liabilities and stockholders’ equity	$128,072,788	$76,979,235

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Pre-owned vehicle sales:
Powersports	$27,978,693	$8,382,952	$38,833,577	$31,812,355
Automotive	127,286,568	68,294,841	211,357,422	181,927,108
Transportation and vehicle logistics	13,080,362	7,663,500	22,418,633	14,751,091
Total revenue	168,345,623	84,341,293	272,609,632	228,490,554

Cost of revenue
Powersports	21,021,492	7,528,810	28,897,883	28,085,447
Automotive	117,117,721	62,493,015	194,977,530	170,572,680
Transportation	10,695,165	5,862,734	18,044,506	10,950,792
Cost of revenue before impairment loss	148,834,378	75,884,559	241,919,919	209,608,919
Impairment loss on automotive inventory	—	—	—	11,738,413
Total cost of revenue	148,834,378	75,884,559	241,919,919	221,347,332

Gross profit	19,511,245	8,456,734	30,689,713	7,143,222

Selling, general and administrative	18,113,151	11,174,287	31,514,495	29,230,714

Insurance recovery	—	(5,615,268)	—	(5,615,268)

Depreciation and amortization	631,828	508,323	1,231,066	1,031,317

Operating income (loss)	766,266	2,389,392	(2,055,848)	(17,503,541)

Interest expense	(1,920,525)	(1,482,408)	(3,529,345)	(3,699,166)

Change in derivative and warrant liabilities	(2,235,670)	137,488	(2,256,322)	20,673

Gain on early extinguishment of debt	—	—	—	188,164

Loss before provision for income taxes	(3,389,929)	1,044,472	(7,841,515)	(20,993,870)

Benefit for income taxes	—	—	—	—

Net income (loss)	$(3,389,929)	$1,044,472	$(7,841,515)	$(20,993,870)

Weighted average number of common shares outstanding - basic and fully diluted	3,242,616	2,214,241	2,775,665	2,130,332

Net income (loss) per share - basic and fully diluted	$(1.05)	$0.47	$(2.83)	$(9.85)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of March 31, 2021	50,000	$50	2,286,404	$2,286	$110,683,126	$(108,832,367)	$1,853,095
Issuance of common stock for restricted stock units	—	—	7,660	8	(8)	—	—
Issuance of common stock, net of issuance cost	—	—	1,048,998	1,049	36,796,357	—	36,797,406
Stock-based compensation	—	—	—	—	701,275	—	701,275
Net loss	—	—	—	—	—	(3,389,929)	(3,389,929)
Balance as of June 30, 2021	50,000	$50	3,343,062	$3,343	$148,180,750	$(112,222,296)	$35,961,847

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2020	50,000	$50	2,191,633	$2,192	$108,949,204	$(104,380,781)	$4,570,665
Issuance of common stock for restricted stock units	—	—	102,431	102	(102)	—	—
Issuance of common stock, net of issuance cost	—	—	1,048,998	1,049	36,796,357	—	36,797,406
Stock-based compensation	—	—	—	—	2,435,291	—	2,435,291
Net loss	—	—	—	—	—	(7,841,515)	(7,841,515)
Balance as of June 30, 2021	50,000	$50	3,343,062	$3,343	$148,180,750	$(112,222,296)	$35,961,847

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of March 31, 2020	50,000	$50	2,151,166	$2,151	$106,817,379	$(101,420,148)	$5,399,432
Issuance of common stock for restricted stock units	—	—	21,610	22	(22)	—	—
Convertible note exchange	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	716,391	—	716,391
Adjustment for fractional shares in reverse stock split	—	—	7,131	7	(7)	—	—
Net income	—	—	—	—	—	1,044,472	1,044,472
Balance as of June 30, 2020	50,000	50	2,179,907	2,180	107,533,741	(100,375,676)	7,160,295

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, as of December 31, 2019	50,000	$50	1,111,681	$1,112	$92,268,213	$(79,381,806)	$12,887,569
Issuance of common stock, net of issuance cost	—	—	1,035,000	1,035	10,779,045	—	10,780,080
Issuance of common stock for restricted stock units	—	—	26,095	26	(26)	—	—
Convertible note exchange	—	—	—	—	2,923,755	—	2,923,755
Stock-based compensation	—	—	—	—	1,562,761	—	1,562,761
Adjustment for fractional shares in reverse stock split	—	—	7,131	7	(7)	—	—
Net loss	—	—	—	—	—	(20,993,870)	(20,993,870)
Balance as of June 30, 2020	50,000	50	2,179,907	2,180	107,533,741	(100,375,676)	7,160,295

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six-Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,841,515)	$(20,993,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231,066	1,031,317
Amortization of debt discounts	1,150,076	1,051,898
Share based compensation	2,435,291	1,562,761
Impairment loss on inventory	—	11,738,413
Impairment loss on property and equipment	—	177,626
Loss (gain) from change in value of derivatives	2,256,322	(27,500)
Gain on early extinguishment of debt	—	(188,164)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(612,680)	79,154
Increase in inventory	1,684,451	14,154,657
(Increase) in accounts receivable	(17,547,091)	(6,313,321)
(Increase) decrease in other assets	(80,550)	167,186
Decrease in accounts payable and accrued liabilities	(44,429)	(2,732,098)
Decrease in other liabilities	(217,250)	—
Increase in accrued interest payable	121,100	869,800
Net cash (used in) provided by operating activities	(17,465,209)	577,859

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(100,000)	(174,786)
Technology development	(905,305)	(614,113)
Net cash used in investing activities	(1,005,305)	(788,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,500,000	8,272,375
Payments on notes payable	-	(1,521,825)
Net proceeds (payments) from lines of credit	3,678,500	(20,627,794)
Proceeds from PPP loans	-	5,176,845
Net Proceeds from sale of common stock	36,797,406	10,780,080
Net cash provided by financing activities	42,975,906	2,079,681

NET CHANGE IN CASH	24,505,392	1,868,641

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,515,887	6,726,282

CASH AND RESTRICTED CASH AT END OF PERIOD	$28,021,279	$8,594,923

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Overview

RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada. Unless the context requires otherwise, references in this report to “RumbleOn,” the “Company,” “we,” “us,” and “our” refer to RumbleOn and its consolidated subsidiaries.

We are a technology driven, motor vehicle company and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner.

We operate an infrastructure-light platform that facilitates the ability of all participants in the supply chain, including RumbleOn, other dealers and consumers to Buy-Sell-Trade-Finance-Transport pre-owned vehicles. Our goal is to transform the way VIN-specific pre-owned vehicles are bought and sold by providing users with the most comprehensive, efficient, timely and transparent transaction experiences. In August 2020, we launched the next generation of RumbleOn.com, bringing traditional brick and mortar powersports dealers across the country online. Then, in March 2021, we announced a definitive agreement to combine our e-commerce platform with the RideNow powersports group, the nation’s largest powersports retailer, as discussed further below. The combination of RumbleOn and RideNow will become the first omnichannel platform in powersports. This channel is a full-service platform that will revolutionize the customer experience. This omnichannel platform will offer the consumer the fastest, easiest, and most transparent transaction online or in store experience while providing customers the most comprehensive offering that includes: Buy, Sell or Trade without Leaving Your Home; Virtual Inventory Listings Online and In Store; Physical Retail and Service Locations; Proprietary Supply Aggregation; Apparel, Parts, Service and Accessories; Vehicle Transportation and Logistics; Online Cash Offers; and Proprietary Secondary Online Financing.

Basis of Presentation

The accompanying unaudited Condensed Consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Condensed Consolidated financial statements include the accounts of RumbleOn Inc. and its subsidiaries, which are all wholly owned. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2020. The results of operations for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Liquidity

We have incurred losses and negative cash flow from operations since inception through June 30, 2021. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments. See “Note 7 — Notes Payable and Lines of Credit,” “Note 8 - Convertible Notes,” and “Note 9 — Stockholders Equity.” Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of Covid-19 on the economy, we have focused on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under lines of credit, monetization of our retail loan portfolio, rationalizing costs and expenses, and proceeds from our April 8, 2021 equity offering of 1,048,998 shares of Class B common stock that generated net proceeds of $36,797,406; refer to Note 9 — Stockholders’ Equity. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least the next twelve months.

Use of Estimates

The preparation of these unaudited Condensed Consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the Covid-19 pandemic and the continuing adverse impacts to global economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Recent Pronouncements

Adoption of New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are subsequently sold. On June 30, 2021 and December 31, 2020, finance receivables held for sale were $8,641,945 and $2,117,809, respectively.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 for its fiscal year beginning January 1, 2021 and it did not have a material effect on its consolidated financial statements.

NOTE 2 –ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Trade	$18,940,112	$8,859,237
Finance receivables held for sale	8,641,945	2,117,809
	27,582,057	10,977,046
Less: allowance for doubtful accounts	627,006	1,569,086
	$26,955,051	$9,407,960

NOTE 3 – INVENTORY

Inventory consists of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Pre-owned vehicles:
Powersport vehicles	$3,981,570	$1,869,830
Automobiles and trucks	15,920,275	19,592,896
	19,901,845	21,462,726
Less: Reserve	225,855	102,285
	$19,675,990	$21,360,441

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Vehicles	$340,603	$240,603
Furniture and equipment	191,047	191,047
Technology development and software	11,913,606	11,008,303
Leasehold improvements	321,082	321,082
Total property and equipment	12,766,338	11,761,035
Less: accumulated depreciation and amortization	(6,470,655)	(5,239,589)
Total	$6,295,683	$6,521,446

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from 3 to 5 years.

On June 30, 2021, capitalized technology development costs were $11,705,595 and capitalized software costs were 208,011. Total technology development costs incurred for the three and six months ended June 30, 2021 was $939,354 and $1,698,344, respectively, of which $510,341 and $905,303, respectively was capitalized and $429,013 and $793,041, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three and six-month periods ended June 30, 2021, was $631,828 and 1,231,066, respectively, which included the amortization of capitalized technology development costs of $570,875 and 1,117,557, respectively. Total technology development costs incurred for the three and six-months ended June 30, 2020 was $554,551 and $1,465,761, respectively, of which $323,737 and $614,113, respectively was capitalized and $230,814 and $851,648, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three and six-month periods ended June 30, 2020 was $508,322 and $1,031,317, respectively, which included the amortization of capitalized technology development costs of $451,634 and $889,576, respectively.

NOTE 5 –INTANGIBLE ASSETS AND GOODWILL

The following is a summary of the changes in the carrying amount of goodwill and other indefinite-lived assets as of December 31, 2020 and the six-month periods ended June 30, 2021. Due to the significant decline in the Company’s stock price and the economic effect of Covid-19, the Company determined a triggering event for Goodwill impairment existed at March 31, 2020. As a result, the Company performed a quantitative impairment analysis for the Automotive segment. The Company’s impairment test indicated no impairment existed as the estimated fair value of the reporting unit exceeded its carrying value at March 31, 2020. Management determined no triggering event occurred during the quarter ended June 30, 2020 or for the six-months ended June 30, 2021.

	Goodwill	Indefinite Lived Intangible Assets
Balance at March 31, 2021	$26,886,563	$45,515
Acquisitions	—	—
Impairment	—	—
Balance at June 30, 2021	$26,886,563	$45,515

	Goodwill	Indefinite Lived Intangible Assets
Balance at December 31, 2020	$26,886,563	$45,515
Acquisitions	—	—
Impairment	—	—
Balance at June 30, 2021	$26,886,563	$45,515

The $45,515 of indefinite lived intangible asset is included in other assets in the Company’s Condensed Consolidated balance sheets.

NOTE 6 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts payable	$8,845,385	$8,167,957
Operating lease liability-current portion	1,750,127	1,630,002
Accrued payroll	1,259,875	1,079,771
State and local taxes	104,888	856,341
Other accrued expenses	861,475	973,377
Total	$12,821,750	$12,707,448

NOTE 7 – NOTES PAYABLE AND LINES OF CREDIT

Notes payable and lines of credit consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Notes payable-NextGen dated February 8, 2017. Interest is payable semi-annually at 6.5% through February 9, 2019 and 8.5% through February 10, 2020 and 10.0% thereafter through maturity, which is January 31, 2021.	$—	$833,334

Notes payable-private placement dated March 31, 2017. Interest is payable semi-annually at 8.5% through March 31, 2020 and 10.0% thereafter through maturity which is June 30, 2021.	297,411	669,175

Notes payable-Bridge loan dated March 12, 2021. Facility provides up to $2,500,000 of available credit secured by certain intellectual assets. Interest rate at 12.0% annually payable at maturity which is the earlier of September 21, 2021, or upon the issuance of debt or equity above a certain threshold.	2,500,000	—

Line of credit-NextGear floor plan dated October 30, 2018. Secured by vehicle inventory and other assets. Interest rate on June 30, 2021, was 10.25%. Principal and interest is payable on demand.	21,857,234	17,811,626

Line of Credit-RumbleOn Finance. Line of credit secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate on June 30, 2021, was 7.25%. Principal and interest is payable on demand.	2,110,842	888,852

Notes payable-PPP Loans dated May 1, 2020. Payments of principal and interest were deferred until September 1, 2021, at which time the Company will make equal payments of principal and interest through maturity, which is April 1, 2025.	5,176,845	5,176,845
Total notes payable and lines of credit	$31,942,332	$25,379,832
Less: Current portion	27,251,151	20,688,651

Long-term portion	$4,691,181	$4,691,181

Line of Credit-Floor Plan-NextGear

On October 30, 2018, we entered into a floor plan vehicle financing credit lines (collectively the “NextGear Credit Line”) with NextGear. As of June 30, 2021, the NextGear Credit Line provides that NextGear may advance up to $25,000,000 in financing to both Wholesale and AutoSport. Advances, if not demanded earlier, are due and payable for each vehicle financed as and when such vehicle is sold, or otherwise disposed of. The Company maintain $3,000,000 on deposit as restricted cash. Advances under the NextGear Credit Line bear interest at a per annum rate of 6.25% plus 4% on June 30, 2021. Interest expense on the NextGear Credit Line for the three and six-month periods ended June 30, 2021 was $524,880 and $828,801, respectively. Interest expense on the NextGear Credit Line for the three and six-month ended June 30, 2020, was $513,301 and $1,211,159, respectively.

Line of Credit-Floor Plan-Ally

On February 16, 2018, the Company, through its wholly-owned subsidiary RMBL MO, entered into an Inventory Financing and Security Agreement (the “Ally Facility”) with Ally Bank . The Ally Facility terminated in accordance with its terms in February 2020. Interest expense on the Credit Facility for the three and six-months ended June 30, 2020, was $(2,428) and $77,266, respectively.

Line of Credit- RumbleOn Finance Facility

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company (“RumbleOn Finance”), entered into a loan agreement providing for up to $2,500,000 in proceeds (the “ROF Facility”) with CL Rider Finance, L.P. (the “CL Rider”). In connection with the ROF facility, RumbleOn Finance pledged its assets to CL Rider to secure the ROF Facility and executed a promissory note in favor of the CL Rider pursuant to which the ROF Facility will accrue interest at an interest rate not lower than 7% per annum. The ROF Facility is payable on demand by CL Rider. Interest expense on the ROF Facility for the three and six-month periods ended June 30, 2021 was $41,258 and $70,686, respectively. Interest expenses on the ROF Facility for the three and six-months ended June 30, 2020, was $0 and $0, respectively.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon in February 2018) in the amount of $1,333,334. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date; (ii) at a rate of 8.5% annually from the second anniversary of the closing date through February 10, 2020; and (iii) 10.0% thereafter through the Maturity Date. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro, pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. As discussed below, the note was exchanged for a new note in January 2020 which extended the maturity date of the note until January 31, 2021. Interest expense on the NextGen Note for the three and six-month periods ended June 30, 2021 was $0 and $7,534, respectively. Interest expenses on the NextGen Note for the three and six-months ended June 30, 2020, was $22,387 and $45,119, respectively.

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement (as defined below). The investors were issued 58,096 shares of Class B Common Stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667,000, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350,000. The Private Placement Notes mature on January 31, 2021. Interest accrues at a rate of 6.5% annually from the closing date through the second anniversary of such date; at a rate of 8.5% annually from the second anniversary of the closing date through June 30, 2020; and at a rate of 10% thereafter through the Maturity Date. Based on the relative fair values attributed to the Class B Common Stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667,000 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was fully amortized to interest expense at the scheduled maturity of the Private Placement Notes in January 2021 using the effective interest method. The effective interest rate at June 30, 2021 was 26.0%. Interest expense on the Private Placement Notes was $7,415 and $17,906, respectively for the three and six months ended June 30, 2021. Interest expense for the three and six-months ended June 30, 2020 was $16,684 and $108,576, respectively, which included debt discount amortization of $0 and $75,601, respectively. On January 31, 2021, a payment of $371,000 was made on the Private Placement Note and the remaining balance of $297,411 was extended through June 30, 2021. The Notes were paid in full on July 1, 2021.

Exchange of Notes Payable

Certain of the Company’s investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for new notes (the “New Investor Notes”), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the “Investor Note Exchange Agreement”), by and between the Company and each investor thereto (the “Investors”), including Halcyon, an entity affiliated with Kartik Kakarala, a former director of the Company, such New Investor Note for an aggregate principal amount of $833,333 (after taking account of a $500,000 pay down of the previously outstanding Halcyon note), Blue Flame Capital, LLC (“Blue Flame”), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99,114, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $272,563. The Halcyon and Blue Flame outstanding principal plus accrued interest were paid in full on January 31, 2021. The remaining outstanding principal plus accrued interests of the New Investor Notes was paid in full on July 1, 2021.

PPP Loans

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries,” and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,176,845 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on May 1, 2020, and under the SBA Loan Documents, the SBA Loans had an initial maturity date of April 30, 2022 and an annual interest rate of 1.0%. Payment of principal and interest, to be paid monthly, on the PPP Loans can be prepaid by the Company at any time and was originally deferred through October 30, 2020. On October 7, 2020, the Small Business Administration published guidance of its interpretation of the CARES ACT and of the Paycheck Protection Program Interim Final Rules that indicates, pursuant to the PPP Flexibility Act of 2020, the deferral period for borrower payments of principal, interest and fees on all PPP was extended 10 months after the borrower’s loan forgiveness period. Additionally, the SBA lender agreed to extend the maturity pursuant to the Interim Final Rules. As a result, monthly equal payments of principal and interest will begin September 1, 2021, with the last payment due April 1, 2025.

Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. Interest expense on the PPP Notes for the three and six months ended June 30, 2021, was $13,307 and $26,650, respectively. Interest expense on the PPP Notes for the three and six months ended June 30, 2020, was $7,708 and $7,708, respectively.

In July 2021, we applied to obtain forgiveness of the PPP Loans, however, the Company can provide no assurance that it will be able to obtain forgiveness of the PPP Loans in whole or in part.

Bridge Loan

In connection with the RideNow Transaction (as defined below) (See “Note 19 – Proposed Acquisition”) on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12.0% annually. Interest expense on the Bridge Loan for the three and six-months ended June 30, 2021 was $77,113 and $93,780, respectively.

NOTE 8 – CONVERTIBLE NOTES

As of June 30, 2021, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750,000	$10,670,516	$28,079,484
Convertible notes-Autosport:
$1,536,000 unsecured note	640,000	224,887	415,113
	39,390,000	10,895,403	28,494,597
Less: Current portion	640,000	224,887	415,113
Long-term portion	$38,750,000	$10,670,516	$28,079,484

Convertible Senior Notes

On May 9, 2019, the Company entered into a purchase agreement (the “Purchase Agreement”) with JMP Securities LLC (“JMP Securities”) to issue and sell $30,000,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the “Old Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) (the “2019 Note Offering”). On January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by a Joinder Agreement (together, the “New Note Agreement”), with the investors in the 2019 Note Offering, pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the “New Notes,” and together with the Old Notes, the “Notes”) and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering (the “2020 Note Offering”). On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering after deducting for payment of accrued interest on the Old Notes and offering-related expenses were approximately $8,272,375.

The New Notes were issued on January 14, 2020 pursuant to an Indenture (the “New Indenture”), by and between the Company and the Trustee. The New Note Agreement includes customary representations, warranties and covenants by the Company and customary closing conditions. The New Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2020. The New Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the New Indenture or if the New Notes are not freely tradable as required by the New Indenture. The New Notes mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.

The initial conversion rate of the New Notes is 25 shares of Class B Common Stock per $1,000 principal amount of New Notes, which is equal to an initial conversion price of $40.00 per share. The conversion rate is subject to adjustment in certain events as set forth in the New Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the New Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its New Notes in connection with such make-whole fundamental change. Before July 1, 2024, the New Notes will be convertible only under circumstances as described in the New Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 62.0 shares per $1,000 in principal amount.

The New Indenture contains a “blocker provision” which provides that no holder (other than the depository with respect to the notes) or beneficial owner of a New Note shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.

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

The New Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the New Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables).

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

As of June 30, 2021, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 “Debt – Debt with Conversion and Other Option” (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188,164 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any unamortized debt issuance costs. The remaining consideration of $2,593,163 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder’s equity.

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280,430 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529,141 in total debt discount related to the New Notes which included $59,571 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $59,571 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $40,669 and are netted with the equity component of the New Notes in stockholders’ equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $11,454 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The value of the derivative liability increased to $137,488 as of June 30, 2020. The derivative liability is remeasured at each reporting date with an increase in value of $11,454 and $32,106 being recorded in change in derivative liability in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021, respectively. The value of the derivative liability as of June 30, 2021 was $48,800.

The interest expense recognized with respect to the Convertible Notes for the three and six-month periods ended June 30, 2021 and 2020 was as follows:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$653,906	$653,906	$1,307,812	$1,258,359
Amortization of debt discount	$544,958	$225,013	$1,067,005	$888,136
Total interest expense	$1,198,864	$878,919	$2,374,817	$2,146,495

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued a: (i) $500,000 Promissory Note and (ii) $1,536,000 Convertible Note in favor of the Seller. In connection with the Autosport Acquisition, the Buyer also assumed additional debt of $257,933 pursuant to a Second Convertible Note. The Second Convertible Note had a term of one year and accrued interest at a simple rate of 5.0% per annum. The note was repaid in full during the three months ended March 31, 2020. Interest expense on the Convertible Note for the three and six-month periods ended June 30, 2020 was $0 and included $7,477, respectively and included debt amortization of $0 and $6,382, respectively.

The $500,000 Promissory Note had a term of fifteen months and accrued interest at a simple rate of 5.0% per annum. Interest under the Promissory Note was payable upon maturity. In June 2020, principal payments of $122,000 were made and the promissory note maturity date was extended to October 1, 2020. Any interest and principal due under the Promissory Note was convertible, at the Buyer’s option into shares of the Company’s Class B Common Stock at a conversion price equal to the weighted average trading price of the Company’s Class B Common Stock on The Nasdaq Stock Market for the twenty (20) consecutive trading days preceding the conversion date. The Buyer elected not to convert any principal or interest and the loan has been repaid in full in 2020. Interest expense for the Promissory Note for the three and six-month periods ended June 30, 2020 was $7,227 and $18,056, respectively, and included debt discount amortization of $1,495 and $6,092, respectively.

The $1,536,000 Convertible Note matures on January 31, 2022 accrues interest at a rate of 6.5% per annum. Interest under the Convertible Note is payable monthly for the first 12 months, and thereafter monthly payments of amortized principal and interest will be due. Any interest and principal due under the Convertible Note is convertible into shares of the Company’s Class B Common Stock at a conversion price of $115.00 per share, (i) at the Seller’s option, or (ii) at the Buyer’s option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company’s Class B Common Stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 15,962 shares of the Company’s Class B Common Stock. Interest expense on the Convertible Note for the three and six-month periods ended June 30, 2021 was $57,688 and included $109,171, respectively, and included debt discount amortization of $46,279 and $83,071, respectively. Interest expense on the Convertible Note for the three and six-month periods ended June 30, 2020 was $42,300 and $93,860, respectively, and included debt discount amortization of $13,740 and $33,433, respectively.

NOTE 9 – STOCKHOLDER EQUITY

Share-Based Compensation

On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (as amended, the “Plan”) allowing for the issuance of restricted stock units (“RSUs”), stock options (“Options”), Performance Units, and other equity awards (collectively “Awards”) for our employees, consultants, directors, independent contractors, and certain prospective employees who have committed to become an employee (each an “Eligible Individual”). As of June 30, 2021, the number of shares authorized for issuance under the Plan was 700,000 shares of Class B Common Stock. In contemplation of the RideNow Transaction, on March 9, 2021, the Board of Directors (the “Board”) approved, subject to stockholder approval, an amendment to the Plan to increase the authorized shares to 2,700,000 shares of Class B Common Stock and to extend the term of the Plan for an additional ten years. To date, most RSU and Option awards are service/time based vested and typically vest over a three-year period with (i) 20.0% vesting during the first twelve months after grant date, (ii) 30.0% during the subsequent twelve months of the initial vesting, and (iii) the final 50.0% during the following twelve months. Going forward, service/time based RSUs or options will vest in equal quarterly installments over three years, provided that for the initial grant of RSUs or Options to an Eligible Individual, the first year vesting will vest in full on the first anniversary of the date of grant. Performance-based awards and market condition-based awards granted to date have vesting schedules that are typically dependent on achieving a particular objective within thirty (30) months.

The Company estimates the fair value of awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value is the price of the Class B Common Stock on the date of the award. Performance Awards use the share prices of the Class B Common Stock but the Company, both at grant and each subsequent quarter, considers whether to apply a discount to the fair value in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Scholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder; the 2020 market-condition based awards assumed expected volatility to be 125% and a risk-free interest rate of 1.0%. We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Restricted Stock Units	$694,722	$701,000	$2,420,504	$1,532,179

Options	6,553	15,291	14,787	30,582

Total stock-based compensation	$701,275	$716,391	$2,435,291	$1,562,761

As of June 30, 2021, the total unrecognized compensation expense related to outstanding equity awards was approximately $2,357,183, which the Company expects to recognize over a weighted-average period of approximately 10.6 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.

January 2020 Public Offering

On January 14, 2020, pursuant to an underwritten public offering, the Company issued 900,000 shares of Class B Common Stock at a public price of $11.40 per share (the “2020 Public Offering”). On January 16, 2020, the Company received notice of the Underwriters’ intent to exercise the over-allotment option in full (the “Over-allotment Exercise”). On January 17, 2020, the Company issued an additional 135,000 shares of Class B Common Stock and closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, net proceeds from the 2020 Public Offering, after deducting the 8.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,780,080. Certain of the Company’s officers and directors participated in the 2020 Public Offering.

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

April 2021 Public Offering

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

On April 13, 2021, the Company issued the Firm Shares and closed the Offering at a public price of $38.00 per share for net proceeds to the Company of $36,797,406 after deducting the underwriting discount and offering fees and expenses payable by the Company.

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

NOTE 10 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three-months ended June 30, 2021 and 2020:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Compensation and related costs	$8,332,880	$5,146,791	$14,314,343	$13,326,891
Advertising and marketing	1,961,543	541,921	3,557,847	3,490,077
Professional fees	1,098,045	1,075,831	2,765,141	1,918,534
Technology development and software	424,063	235,013	827,538	857,159
General and administrative	6,296,620	4,174,731	10,049,626	9,638,053
	$18,113,151	$11,174,287	$31,514,495	$29,230,714

NOTE 11 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area (the “Nashville Tornado”) causing significant damage to the Company’s facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000.

All three components of the Company’s loss claim have been submitted to its insurers. The Company’s inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer advanced $5,615,268 in July 2020 and $3,134,732 in July 2021. Therefore, the total payments received thus far against the final settlement are $8,750,000. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made interim payments on the building and personal property loss of $2,625,787. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the Nashville Tornado, the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the three-and six months ended June 30, 2020, the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the June 30, 2020 Condensed Consolidated statements of operations. Additionally, $177,626 of the net book value of the property and equipment destroyed by the Nashville Tornado was expensed.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the six-months ended June 30, 2021 and 2020:

	Six-Months Ended June 30,
	2021	2020
Cash paid for interest	$2,258,169	$1,818,671

The following table provides a reconciliation of cash and restricted cash reported within the accompanying Condensed Consolidated balance sheets that sum to the total of the same amounts shown in the accompanying Condensed Consolidated statements of cash flows as of June 30:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$24,972,223	$3,061,091
Restricted cash (1)	3,049,056	5,533,832
Total cash, cash equivalents, and restricted cash	$28,021,279	$8,594,923

(1)	Amounts included in restricted cash represent the deposits required under the Company’s lines of credit.

NOTE 13 – INCOME TAXES

CARES Act

In June 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the Covid-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

No current provision for Federal income taxes was recorded for the three and six-months ended June 30, 2021 and 2020 due to the Company’s operating losses. The Company has provided a full valuation allowance on the net deferred tax assets. In assessing the recovery of the net deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.

NOTE 14 – LOSS PER SHARE

The Company computes basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 328,101 of RSUs, 2,751 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred for the three and six months ended at June 30, 2021 were 50,000, 3,242,616, and 0, and 50,000, 2,775,665 and 0, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, the Company had promissory notes of $370,556 and accrued interest of $9,370 due to Blue Flame Capital, LLC (“Blue Flame”), an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021. Interest expense on the promissory notes for the three and six months ended June 30, 2021, was $3,158 and $91,844, respectively, which included debt discount amortization of $0 and $42,001, respectively. Interest expense on the promissory notes for the three and six months ended June 30, 2020, was $9,269 and $51,052, respectively, and included debt discount amortization of $0 and $42,001, respectively. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations.

See “Note 7 – Notes Payable and Lines of Credit” for a discussion of the NextGen Note.

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

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three and six-months ended June 30, 2021 were $626,944 and $1,179,645, respectively. Total operating lease expenses for the three and six-months ended June 30, 2020 were $336,874 and $863,919, respectively. The current portion of the Company’s operating lease liabilities as of June 30, 2021 is $1,750,126 and is included in accounts payable and accrued liabilities. The long-term portion of the Company’s operating lease liabilities as of June 30, 2021 is $3,519,475 and is included in other liabilities.

The weighted-average remaining lease term and discount rate for the Company’s operating leases are as follows:

June 30, 2021
Weighted-average remaining lease term	3.1 years
Weighted-average discount rate	6.0%

Supplemental cash flow information related to operating leases for the three-months ended June 30, 2021 was as follows:

June 30, 2021
Cash payments for operating leases	$978,605

The following table summarizes the future minimum payments for operating leases at June 30, 2021 due in each year ending December 31,

2021	$1,012,344
2022	1,971,141
2023	1,224,208
2024	835,309
2025	553,334
Thereafter	285,500
Total lease payments	5,881,836
Less imputed interest	(612,235)
Present value of lease liabilities	$5,269,601

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2021 and December 31, 2020, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three Months Ended June 30, 2021
Total assets	$99,476,249	$41,996,779	$14,173,060	$(27,573,300)	$128,072,788
Revenue	$27,978,693	$127,286,568	$14,517,592	$(1,437,230)	$168,345,623
Operating income (loss)	$(2,905,012)	$2,757,082	$914,196	$—	$766,266
Depreciation and amortization	$598,374	$26,725	$6,729	$—	$631,828
Interest expense	$(1,330,967)	$(587,751)	$(1,807)	$—	$(1,920,525)
Change in derivative liability	$(2,235,670)	$—	$—	$—	$(2,235,670)

Three Months Ended June 30, 2020
Total assets	$44,036,796	$64,873,563	$10,295,397	$(26,704,369)	$92,501,387
Revenue	$8,382,952	$68,294,841	$8,251,605	$(588,105)	$84,341,293
Operating income (loss)	$(4,393,325)	$6,058,005	$724,712	$—	$2,389,392
Depreciation and amortization	$481,675	$24,796	$1,851	$—	$508,322
Interest expense	$(998,106)	$(484,302)	$—	$—	$(1,482,408)
Change in derivative liability	$137,488	$—	$—	$—	$137,488

Six Months Ended June 30, 2021
Total assets	$99,476,249	$41,996,779	$14,173,060	$(27,573,300)	$128,072,788
Revenue	$38,833,577	$211,357,422	$24,547,943	$(2,129,310)	$272,609,632
Operating income (loss)	$(8,081,523)	$4,399,400	$1,626,275	—	$(2,055,848)
Depreciation and amortization	$1,170,888	$53,449	$6,729	—	$1,231,066
Interest expense	$(2,577,289)	$(948,278)	$(3,778)	—	$(3,529,345)
Change in derivative liability	$(2,256,322)	—	—	—	$(2,256,322)

Six Months Ended June 30, 2020
Total assets	$44,036,796	$64,873,563	$10,295,397	$(26,704,369)	$92,501,387
Revenue	$31,812,355	$181,927,108	$17,241,786	$(2,490,695)	$228,490,554
Operating income (loss)	$(11,817,241)	$(7,068,095)	$1,381,795	—	$(17,503,541)
Depreciation and amortization	$944,211	$83,403	$3,703	—	$1,031,317
Interest expense	$(2,574,895)	$(1,123,975)	$(296)	—	$(3,699,166)
Change in derivative liability	$20,673	—	—	—	$20,673
Gain on early extinguishment of debt	$188,164	—	—	—	$188,164

(1)	Intercompany investment balances related to the acquisitions of Wholesale and Wholesale Express, LLC (“Wholesale Express”) and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.

NOTE 19 – PROPOSED ACQUISITION

RideNow Definitive Agreement

On March 12, 2021, the Company announced a definitive agreement to combine with the RideNow dealership group, the nation’s largest powersports retailer, to create the only omnichannel customer experience in powersports and the largest publicly traded powersports dealership platform (the “RideNow Transaction”). Under the terms of the definitive agreement, the Company will combine with up to 46 entities operating under the RideNow brand for a total consideration of up to $575.4 million, consisting of $400.4 million of cash and approximately 5.8 million shares of our Class B Common Stock. The Company will finance the cash consideration through a combination of up to $280.0 million of debt and the remainder through the issuance of new equity. The Company has entered into a commitment letter with Oaktree Capital Management, L.P. (“Oaktree”) to provide for the debt financing, subject to certain conditions (the “Oaktree Financing”). The number of shares to be issued to RideNow is subject to increase as described in the definitive agreement. The RideNow Transaction is subject to successful completion of the debt and equity financing, manufacturer approval, other federal and state regulatory approvals, and other customary closing conditions as described in the definitive agreement. The Company expects to close the RideNow Transaction during the third quarter of 2021.

Warrant

In connection with the Commitment Letter, in lieu of a commitment fee, the Company has agreed to issue to Oaktree a warrant to purchase a number of shares of Class B Common Stock at an exercise price per share to be determined either at Closing or at termination of the Commitment Letter (the “Warrant”). If issued at Closing, the Warrant will be for that number of shares equal to $40,000,000 divided by the lowest price per share at which equity is issued in connection with financing the RideNow Transaction, whose price shall also be the exercise price. If issued in connection with a termination of the Commitment Letter, the Warrant will be issued to purchase that number of shares equal to five (5%) of the Company’s fully diluted market capitalization at the close of business on the day after a termination of the Commitment Letter is publicly announced divided by the weighted average price of the Company’s Class B Common Stock for the five days immediately preceding such date, which price shall also be the exercise price. The Warrant is immediately exercisable upon the Closing or five days after the termination of the Commitment Letter and expires eighteen (18) months after the Closing or termination of the Commitment Letter.

The Company has accounted for the Warrant agreement as a liability with the initial offset as a deferred financing charge as the Warrant was issued in lieu of a commitment fee connected to the proposed financing of the RideNow Transaction. If the Transaction and related financing is closed, the deferred financing charge will be reclassified as a debt discount to the Credit Facility. The initial warrant liability and deferred financing charge recognized was $10,950,000 The agreement to issue the Warrant is an equity linked contract considered not indexed to its own stock and does not meet the equity classification guidance. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of change in derivative liability in the Condensed Consolidated Statement of Operations. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224,216 to $13,174,216. The Company will continue to adjust the liability for changes in fair value of the Warrant until the earlier of the exercise or expiration of the Warrant or until it meets equity classification. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 3 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant change in the fair value between March 12, 2021 to March 31, 2021.  The recognition of the warrant liability and deferred financing charge are non-cash items.

NOTE 20 – SUBSEQUENT EVENTS

Sale of loan finance portfolio

On July 2, 2021, the Company’s wholly-owned consumer finance subsidiary sold to a third-party its right, title and interest in a portfolio of consumer loans for $6,814,390, which represented 98% of the unpaid balances of all loans so sold.  Pursuant to the sale, all servicing rights were to be transferred to the buyer.

Amendments to the Oaktree Warrant

On July 15, 2021, the Company and Oaktree amended the Oaktree Warrant to clarify that the share price at which the Company sold shares in the April 2021 Public Offering may be used in determining the initial price per share at which the Warrant may be exercised.

Amendments to the RideNow Agreement

On July 20, 2021 the Company entered into a Second Amendment to RideNow Agreement that extended the outside date for completing the Transaction to September 12, 2021. Such right of termination was previously July 30, 2021.  The Amendment also modified the allocation of equity compensation to Sellers employees post-closing.

Special Meeting of Shareholders

On July 30, 2021, the Company held its Special Meeting of Stockholders (“Special Meeting”) at which the Company’s stockholders approved the following matters: (i) the issuance of shares of RumbleOn Class B Common Stock in connection with the business combination of the Company and RideNow; (ii) the amendment of RumbleOn’s Articles of Incorporation to increase the number of shares of authorized Class B Common Stock from 4,950,000 to 100,000,000 shares; (iii) the amendment of RumbleOn’s 2017 Equity Incentive Plan to increase the number of shares of Class B Common Stock issuable thereunder from 700,000 to 2,700,000 shares and to extend the Incentive Plan for an additional ten years, and (iv) the approval of an adjournment of the Special Meeting, if necessary, to solicit additional proxies in favor of the foregoing proposal. At the Special Meeting, the stockholders voted to approve each of the proposals.

Amendment to Articles of Incorporation

On March 9, 2021, the Board of Directors approved, subject to stockholder approval, an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Class B Common Stock to 100,000,000 (the “Authorized Stock Amendment”). At the Special Meeting, the Company’s stockholders approved the Authorized Stock Amendment. On August 3, 2021, the Company filed a Certificate of Amendment with the Nevada Secretary of State to effect the Authorized Stock Amendment. A copy of the Certificate of Amendment is attached as Exhibit 3.1 and incorporated herein by reference.

Receipt of Insurance Proceeds

In connection with the loss sustained by the Company in the Nashville Tornado, as described in Note 11 – Loss Contingencies and Insurance Recoveries, the insurer advanced the Company $3,134,732 in July 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our most recent Annual Report filed on Form 10-K, as well as our Condensed Consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q.

Overview and Outlook

We are a technology driven, motor vehicle company and e-commerce platform provider disrupting the vehicle supply chain using innovative technology that aggregates, processes and distributes inventory in a faster and more cost-efficient manner for consumers and dealers.

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

In March 2021, we announced a definitive agreement to combine our e-commerce platform with the RideNow powersports group, the nation’s largest powersports retailer, to become the first omnichannel platform in powersports. This omnichannel platform will offer the consumer the fastest, easiest, and most transparent transaction online or in store while providing customers the most comprehensive offering in the powersports industry and will include:

●	Buy, Sell or Trade without Leaving Your Home
●	Virtual Inventory Listings Online and In Store
●	Physical Retail and Service Locations
●	Proprietary Supply Aggregation
●	Apparel, Parts, Service and Accessories
●	Vehicle Transportation and Logistics
●	Online Cash Offers
●	Proprietary Secondary Online Financing

The combination of RumbleOn and RideNow, which we expect to close in the third quarter of 2021, is well positioned to capitalize on the trending changes in consumer behavior that have been accelerated by the events of the last 18 months. These changes include:

Shift in Demographics (1)

●	New demographic groups are coming to powersports - increasing diversity, from gender to ethnicity to age
●	Number of female motorcycle owners nearly doubled from 2000 to 2020 and the average age of female riders declined 10 years
●	Powersports give Millennials and Gen Z the “experience culture” they crave
●	Largest powersports manufacturer stated 70% of retail sales were to new customers
●	These generations prefer entry point provided by pre-owned
●	Growth in first-time riders drives lifetime enthusiast

Transition to Outdoor Lifestyle (1)

●	Outdoor sports equipment surged
●	Escaping the indoors
●	Social yet socially distant
●	Interactive exercise

Digital Adoption Accelerated (1)

●	E-commerce grew from 15% in 2019 to over 44% in 2020
●	Today 2/3 of new car shoppers are comfortable completing the entire process online

We believe today’s consumer is experienced focused; RumbleOn’s acquisition platform for pre-owned vehicles enables the combined business to capture incremental market share as new riders continue to enter the category.

(1)	Source: NPD, National Marine Manufacturers Association, U.S. Department of Commerce, Cox Automotive, Boston Consulting Group, McKinsey & Company.

For additional information relating to the RideNow Transaction see “Note 19 - Proposed Transaction” in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The Covid-19 pandemic effect on commercial activity and the significant damage sustained to our wholesale automotive business from the Nashville Tornado in early March 2020 had a significant impact on the growth in revenue for our powersports, automotive and transportation businesses for the year ended December 31, 2020, and through the first quarter of 2021. We experienced a significant decrease in demand in early March through mid-April of 2020 and a sequential month-over-month growth in revenue through July 2020. However, during the six-month period ended December 31, 2020, our average days to sale increased, average selling prices increased and gross profit per vehicle rose as dealers saw high industry-wide market prices and margins. These trends, exacerbated by significantly lower new vehicle production due to plant slowdowns, computer chip shortages and logistic/transportation impacts continued through June 30, 2021 and we expect it to continue through the third quarter of 2021 (collectively, the reduction in inventory, increase in average selling prices, increase in gross margin per vehicle, supply chain shortages, and related items, hereinafter referred to as “Demand/Supply Imbalances”) . The effect of these higher market prices and our level of available liquidity required that we adjust purchasing levels to align with market conditions, resulting in lower levels of inventory, and therefore resulting sales through our equity offering in April 2021. As the impact of Covid-19 and the supply chain shortages abate over time, we anticipate that inventory purchasing levels and revenue will return to or exceed levels experienced pre-pandemic as we increase penetration in existing markets and add new dealers. Additionally, we expect the industry-wide gross margin per vehicle to return to more historical levels. We must note, however, that we can provide no assurance as to how quickly the adverse impacts of Covid-19 and the Demand/Supply Imbalances impacts on trends in the markets will abate or if spikes in Covid-19 infections will further negatively impact the economy generally or our business.

Reportable Segments and Key Operations Metrics

Reportable segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined under GAAP for segment reporting: (1) powersports, (2) automotive, and (3) vehicle logistics and transportation. The powersports segment consists of the distribution of motorcycles and other powersports vehicles such as ATVs and UTVs, while the automotive segment distributes cars and trucks. The Company has the requisite licenses to sell both powersports and automotive vehicles through retail and wholesale channels, however the mix of such sales may vary substantially quarter to quarter. Our vehicle logistics and transportation service segment provides nationwide automotive transportation services primarily between dealerships and auctions. For additional discussion of our reportable segments, see “Note 18-Segment Reporting” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We regularly review a number of key operating metrics, to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. The Key Operations Metrics tables below for the Powersports and Automotive segments for the three and six-months ended June 30, 2020 do not include expenditures of $343,820 and $796,365, respectively, that represent costs that are not attributed to specific vehicles.

Key Operation Metrics - Powersports and Automotive Segments

Vehicles Sold

We define vehicles sold as the number of pre-owned vehicles sold through both wholesale and retail channels in each period, net of returns. Vehicles sold is the primary driver of our revenue and, indirectly, gross profit. Vehicles sold also enables complementary revenue streams, such as financing. Vehicles sold increases our base of customers and improves brand awareness and repeat sales. Vehicles sold also provides the opportunity to successfully scale our logistics, fulfillment, and customer service operations.

Average Selling Price

Average selling price represents the aggregate revenue divided by the number of vehicles sold.

Revenue

Revenue is primarily comprised of pre-owned vehicle sales. We sell pre-owned vehicles through multiple consumer and dealer sales channels. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling to the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of pre-owned vehicles sold to any given channel may vary from period to period these factors. Subject to the impact of Covid-19 and the resulting Demand/Supply Imbalances on our results, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

Gross Profit

Gross profit generated on pre-owned vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, reconditioning cost, and inbound transportation cost (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Pre-owned vehicles sold to consumers through our website generally have the highest dollar gross profit per vehicle since the vehicle is sold directly to the consumer. Pre-owned vehicles sold to dealers through our website are sold at a price below the retail price offered to consumers. Pre-owned vehicles sold to dealers through auctions are sold at market prices and include a sell fee to the dealer. Factors affecting gross profit from period to period include the mix of pre-owned vehicles we acquire and hold in inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

Revenue

Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer’s contract. The freight brokerage agreements are fulfilled by independent third-party transporters who must meet our performance obligations and standards. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale.

Vehicles Delivered

We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private parties. Vehicles delivered are the primary driver of revenue and in turn profitability in the vehicle logistics and transportation services segment.

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

Key Operations Metrics – Powersports

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Key Operation Metrics:
Total vehicles sold	2,411	859	3,417	3,676
Revenue per vehicle	$11,605	$9,759	$11,365	$8,654
Revenue	$27,978,693	$8,382,952	$38,833,577	$31,812,355
Powersports revenue as a percentage of Company revenue	16.5%	9.9%	14.1%	13.8%
Gross Profit	$6,957,201	$854,142	$9,935,694	$4,070,728
Gross Profit per vehicle	$2,886	$994	$2,908	$1,107
Gross Margin	24.9%	10.2%	25.6%	12.8%

Consumer(1):
Vehicles sold	—	145	—	425
Revenue per vehicle	$—	$10,060	$—	$9,684
Consumer Revenue	$—	$1,458,767	$—	$4,115,647
Gross Profit	$—	$213,407	$—	$859,819
Gross Profit per vehicle	$—	$1,472	$—	$2,023
Gross Margin	—%	14.6%	—%	20.9%

Dealer:
Vehicles sold	2,411	714	3,417	3,251
Revenue per vehicle	$11,605	$9,698	$11,365	$8,519
Dealer Revenue	$27,978,693	$6,924,185	$38,833,577	$27,696,708
Gross Profit	$6,957,201	$640,735	$9,935,694	$3,210,909
Gross Profit per vehicle	$2,886	$897	$2,908	$988
Gross Margin	24.9%	9.3%	25.6%	11.6%

(1)	We suspended the sale of powersports vehicles direct to consumers 2nd half of 2020; there can be no assurances that we do not resume such sales.

Key Operations Metrics – Automotive(1)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Key Operation Metrics:
Total vehicles sold	3,300	2,835	5794	7438
Revenue per vehicle	$38,572	$24,090	$36,479	$24,459
Revenue	$127,286,568	$68,294,841	$211,357,422	$181,927,108
Automotive revenue as a percentage of Company revenue	75.0%	80.4%	76.9%	78.8%
Gross Profit	$10,168,847	$5,801,826	$16,379,892	$12,150,793
Gross Profit per vehicle	$3,081	$2,046	$2,827	$1,634
Gross Margin	8.0%	8.5%	7.7%	6.7%

Consumer:
Vehicles sold	181	297	387	943
Revenue per vehicle	$48,794	$28,544	$48,884	$27,638
Consumer Revenue	$8,831,667	$8,477,654	$18,918,082	$26,062,391
Gross Profit	$1,203,577	$1,138,835	$2,218,319	$3,247,556
Gross Profit per vehicle	$6,650	$3,834	$5,732	$3,444
Gross Margin	13.6%	13.4%	11.7%	12.5%

Dealer:
Vehicles sold	3,119	2,538	$5,407	$6,495
Average selling price	$37,978	$23,569	$35,591	$23,998
Dealer Revenue	$118,454,901	$59,817,187	$192,439,340	$155,864,717
Gross Profit	$8,965,270	$4,662,991	$14,161,573	$8,903,237
Gross Profit per vehicle	$2,874	$1,837	$2,619	$1,371
Gross Margin	7.6%	7.8%	7.4%	5.7%

(1)	For the six-months ended June 30, 2020, excludes the impairment loss resulting from the Nashville Tornado.

Key Operation Metrics - Vehicle Logistics and Transportation Services Segment

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Vehicles Delivered	23,502	19,191	42,409	40,076

Revenue (1)	$14,517,592	$8,251,605	$24,547,943	$17,241,786

Logistics/Transportation revenue as a percentage of total Company revenue	8.6%	9.7%	8.9%	7.5%

Gross Profit	$2,385,197	$1,800,766	$4,374,127	$3,800,299

Gross Profit Per Vehicle Delivered	$101	$94	$103	$95

(1)	Intercompany freight services provided to Wholesale of $1,437,230 and $588,105 and $2,129,310 and $2,490,695, respectively, for the three and six-months ended June 30, 2021 and 2020 are eliminated in the Condensed Consolidated financial statements.

RESULTS OF OPERATIONS

The following tables provide our results of operations for the three and six-months ended June 30, 2021 and 2020. This financial information and the disclosure that follows should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q and our discussion of Key Operating Metrics appearing above in this MD&A.

	For the Three-Months Ended June 30, 2021
	Powersports	Automotive	Total Vehicle Sales(1)	Vehicle Logistics and Transportation Services	Elimination(2)	Total
Revenue	$27,978,693	$127,286,568	$155,265,261	$14,517,592	$(1,437,230)	$168,345,623

Cost of revenue	21,021,492	117,117,721	138,139,213	12,132,395	(1,437,230)	148,834,378

Gross profit	$6,957,201	$10,168,847	$17,126,048	$2,385,197	$—	$19,511,245

(1)	Total vehicle sales represent powersports and automotive vehicle sales.
(2)	Intercompany freight services from Wholesale Express are eliminated in the Condensed Consolidated financial statements.

	For the Three-Months Ended June 30, 2020
	Powersports	Automotive	Total Vehicle Sales(1)	Vehicle Logistics and Transportation Services	Elimination(2)	Total
Revenue	$8,382,952	$68,294,841	$76,677,793	$8,251,605	$(588,105)	$84,341,293

Cost of revenue	7,528,810	62,493,015	70,021,825	6,450,839	(588,105)	75,884,559

Gross profit	$854,142	$5,801,826	$6,655,968	$1,800,766	$—	$8,456,734

(1)	Total vehicle sales represent powersports and automotive vehicle sales.
(2)	Intercompany freight services from Wholesale Express are eliminated in the Condensed Consolidated financial statements.

	For the Six-Months Ended June 30, 2021
	Powersports	Automotive	Total Vehicle Sales(1)	Vehicle Logistics and Transportation Services	Elimination(1)(2)	Total
Revenue	$38,833,577	$211,357,422	$250,190,999	$24,547,943	$(2,129,310)	$272,609,632

Cost of revenue	28,897,883	194,977,530	223,875,413	20,173,816	(2,129,310)	241,919,919

Gross profit	$9,935,694	$16,379,892	$26,315,586	$4,374,127	$—	$30,689,713

(1)	Total vehicle sales represent powersports and automotive vehicle sales.
(2)	Intercompany freight services from Wholesale Express are eliminated in the Condensed Consolidated financial statements.

	For the Six-Months Ended June 30, 2020
	Powersports	Automotive	Total Vehicle Sales(1)	Vehicle Logistics and Transportation Services	Elimination(2)	Total
Revenue	$31,812,355	$181,927,108	$213,739,463	$17,241,786	$(2,490,695)	$228,490,554

Cost of revenue (3)	28,085,447	182,311,093	210,396,540	13,441,487	(2,490,695)	221,347,332

Gross profit	$3,726,908	$(383,985)	$3,342,923	$3,800,299	$—	$7,143,222

(1)	Total vehicle sales represent Powersports and Automotive vehicle sales.
(2)	Intercompany Transportation and Logistics Services are eliminated in the condensed consolidated financial statements.
(3)	Automotive cost of revenue includes $11,738,413 of impairment loss on automotive inventory

Powersports Segment

Three-Months Ended June 30, 2021 Versus 2020

Powersports Vehicle Revenue

Total powersports vehicle revenue increased by $19,595,741 to $27,978,693 for the three-months ended June 30, 2021 compared to $8,382,952 for the same period in 2020, although the 2021 period did not include any sales to consumers as discussed further below. The increase in powersports revenue was primarily due to an increase in the total number of pre-owned vehicles sold to 2,411 for the three-months ended June 30, 2021 compared to 859 for the same period of 2020, and an increase in the average selling price per vehicle sold to $11,605 for the three-months ended June 30, 2021 compared to $9,759 for the same period of 2020. The increase in vehicles sold and increase in average selling price resulted primarily from the Demand/Supply Imbalances.

Powersports Gross Profit

Powersports gross profit on vehicle revenue increased $6,103,059 to $6,957,201 for the three-months ended June 30, 2021 compared to $854,142 for the same period of 2020. The increase in gross profit was primarily due to the increase in the total vehicles sold in 2021 compared to 2020 and the increase in the average gross profit per vehicle sold to $2,886 for the three-months ended June 30, 2021 compared to $994 for the same period in 2020. The increase in average gross profit per vehicle was caused by the higher average selling prices for vehicle sales in 2021 versus 2020 as a result of the Demand/Supply Imbalances. The higher sales prices were offset by an increase in the overall average acquisition cost per vehicle sold in 2021 compared to 2020 to $8,669 for the three-months ended June 30, 2021 compared to $8,166 for the same period in 2020. Recon and Transport costs per vehicle sold in 2021 was approximately $50, down over 90% versus the corresponding period in 2020 as the Company optimized its transportation process for purchased inventory and suspended sales to consumers.

Six-Months Ended June 30, 2021 Versus 2020

Powersports Vehicle Revenue

Total vehicle revenue increased by $7,021,222 to $38,833,577 for the six-months ended June 30, 2021 compared to $31,812,355 for the same period of 2020. The increase in revenue was primarily due to an increase in the average selling price per vehicle sold to $11,365 for the six-months ended June 30, 2021 from $8,654 for the same period of 2020. This increase in average selling price was offset by a decrease in the total number of pre-owned vehicles sold to 3,417 for the six-months ended June 30, 2021 as compared to 3,676 for the same period of 2020, The increase in average selling prices resulted from (i) Demand/Supply Imbalance; (iii) our continued disciplined approach to revenue volume; and (iii) suspending the sale of powersports vehicles direct to consumers mid-year 2020.

Powersports Gross Profit

Powersports gross profit on vehicle revenue increased $6,208,786 to $9,935,694 for the six-months ended June 30, 2021 compared to $3,726,908 for the same period of 2020. The increase in gross profit was primarily due to the increase in the average gross margin per vehicle sold to $2,908 for the three-months ended June 30, 2021 compared to $1,107 for the same period in 2020 resulting from the Demand/Supply Imbalances. In addition, the gross profit was impacted by the decrease in the total number of pre-owned vehicles sold for the three-months ended June 30, 2021 to 3,417 compared to 3,575 for the same period in 2020. The higher sales prices were also impacted by an increase in the overall acquisition cost per vehicle and an inventory write-down in 2020 of $340,268. Recon and Transport costs per vehicle sold in 2021 was approximately $76, down over 80% compared to the corresponding period in 2020 as the Company optimized its transportation process for purchased inventory and suspended sales to consumers.

Automotive

Three-Months Ended June 30, 2021 Versus 2020

Automotive Revenue

Total automotive vehicle revenue increased by $58,991,726 to $127,286,567 for the three-months ended June 30, 2021 compared to $68,294,841 for the same period of 2020. The increase in automotive revenue was primarily due to an increase in sales to dealers as sales to consumers increased by only $354,013. Unit sales to dealers were up 22.9%, and the average revenue per transaction was up by 60.1% to $38,572. Sales to consumers benefited from a 70.9% increase in the average selling price offset by a reduction in unit sales of nearly 40% from 297 to 181 vehicles. Both unit sales and average revenue per transaction in 2021 benefited from the Demand/Supply Imbalances throughout all vehicle distribution channels, while 2020 was materially impacted by the Nashville Tornado and the effect of shelter-in place orders and other responses to Covid-19.

Automotive Gross Profit

Automotive vehicle gross profit increased by $4,367,021 to $10,168,847 for the three-months ended June 30, 2021 compared to $5,801,826 for the same period in 2020. The increase in gross profit in the three-months period ended June 30, 2021 was driven by both an increase in the number of vehicles sold from 2,835 in the corresponding prior year period to 3,300, coupled with a 16.4% increase in the average gross profit per vehicle from $2,046 in the three-months period ended June 30, 2021 to $3,081 in the three-months period ended June 30, 2020. On a per vehicle basis, year over year aggregate Recon and Transportation increased by only 5%, despite per unit transportation having risen $110 per vehicle. Gross profit per vehicle in the automotive retail and wholesale sectors have benefited from the Demand/Supply Imbalances during the last 12 months, including the three-months ended June 30, 2021.

Six-Months Ended June 30, 2021 Versus 2020

Automotive Revenue

Total automotive vehicle revenue increased by $29,430,314 to $211,357,422 for the six-months ended June 30, 2021 compared to $181,927,108 for the same period of 2020 despite a 22.1% decrease in the total number of automotive units sold to 5,794. The increase in automotive revenue was primarily due to an increase in sales to dealers as sales to consumers decreased by $7,144,309 while sales to dealers increased by $36,574,623, coupled with average selling price in 2021 that was $12,020 higher per automotive vehicle. Both unit sales and average revenue per transaction in 2021 benefited from the Demand/Supply Imbalances throughout all vehicle distribution channels, while the corresponding period in 2020 was materially impacted by the Nashville Tornado and the effect of shelter-in-place orders and other responses to Covid-19.

Automotive Gross Profit

Before the impairment loss on inventory of $11,738,413, automotive vehicle gross profit increased by $5,025,464 to $16,379,892 for the six-months ended June 30, 2021 compared to $11,354,428 for the same period in 2020. Both unit sales and average revenue per transaction in 2021 benefited from the Demand/Supply Imbalances throughout all vehicle distribution channels, while 2020 was materially impacted by the Nashville Tornado and the effect of shelter-in-place orders and other responses to Covid-19.

Vehicle Logistics and Transportation Services Segment

Three-Months Ended June 30, 2021 Versus June 30, 2020

Vehicle Logistics and Transportation Services Revenue

Total revenue increased by $6,265,987 to $14,517,592 for the three-months ended June 30, 2021 compared to $8,251,605 for the same period in 2020. The increase in total revenue for the three-month period ended June 30, 2021 resulted from the transport of 23,502 vehicles at an average revenue per vehicle delivered of $618 compared to revenue from the transport of 19,191 vehicles at an average revenue per vehicle delivered of $430 for the same period of 2020. The changing Demand/Supply Imbalances throughout 2020 and 2021 across all vehicle distribution channels were the primary drivers of the increase in average revenue per vehicle and number of vehicles transported.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the three-months ended June 30, 2020 and 2021 intercompany freight services provided by Express to the Company were $1,437,230 and $588,105, respectively, and were eliminated in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the three-months ended June 30, 2021 increased $584,431 to $2,385,197, or $101 per unit transported, as compared to $1,800,766, or $94 per unit, transported for the same period in 2020. The increased gross profit was attributed to an increase in the number of vehicles delivered as well as the increase in the gross profit per vehicle delivered.

Six-Months Ended June 30, 2021 Versus 2020

Vehicle Logistics and Transportation Services Revenue

Total revenue increased by $7,306,157 to $24,547,943 for the six-months ended June 30, 2021 compared to $17,241,786 for the same period in 2020. The increase in total revenue for the six-month period ended June 30, 2021 resulted from the transport of 42,409 vehicles at an average revenue per vehicle delivered of $579 compared to revenue from the transport of 40,076 vehicles at an average revenue per vehicle delivered of $430 for the same period of 2020. The increase in vehicles transported and increase in average revenue per vehicle delivered was a result of the Demand/Supply Imbalances throughout 2020 and 2021 across all vehicle distribution channels.

In the normal course of operations, the Company utilizes transportation services of Wholesale Express. For the six-months ended for the same period in 2020 intercompany freight services provided by Express to the Company were $2,129,310 and $2,490,695, respectively, and was eliminated in the Condensed Consolidated financial statements.

Vehicle Logistics and Transport Services Gross Profit

Total gross profit for the three-months ended June 30, 2021 increased $573,828 to $4,374,127 or $103 per unit transported as compared to $3,800,299 or $95 per unit for the same period in 2020. The increased gross profit was attributed to an increase in the number of vehicles delivered as well as the increase in the gross profit per vehicle delivered.

Selling, General and Administrative

	For the Three-Months Ended June 30,		For the Six-Months Ended June 30,
	2021	2020	2021	2020
Selling general and administrative:
Compensation and related costs	$8332,880	$5,146,791	$14,314,343	$13,326,891
Advertising and marketing	1,961,543	541,921	3,557,847	3,490,077
Professional fees	1,098,045	1,075,831	2,765,141	1,918,534
Technology development and software	424,063	235,013	827,538	857,159
General and administrative	6,296,620	4,174,730	10,049,626	9,638,053
	$18,113,151	$11,174,286	$31,514,495	$29,230,714

Selling, general and administrative expenses increased by $6,938,865 and $2,283,781, respectively, for the three and six-months ended June 30, 2021 compared to the same periods in 2020. In each case other than professional fees, which were impacted in the first quarter of 2021 by expenses related to the RideNow transaction, the Company spent more in the first quarter of 2020 compared to the second quarter of 2020, while spending more in the second quarter of 2021 compared to the first quarter of 2021. This situation was the result of both the Nashville Tornado and the nationwide economic slowdown of Covid-19 late in the first quarter of 2020 lasting until the spring of 2021. Also contributing to these increases were the effects of both the Nashville Tornado and the nationwide economic slowdown of Covid-19 beginning late in the first quarter of 2020 lasting until the spring of 2021. Also in 2021, particularly in the three-months ended June 30, 2021, the Company began ramping up its spending across all categories of the Company as headcount grew, the Company invested resources in enhancing our technology and integration efforts, and we began planning for the pending RideNow transaction.

Depreciation and Amortization

Depreciation and amortization increased by $123,506 and $199,750, respectively, for the three-month and six-month periods ended June 30, 2021, compared to the same periods of 2020. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the expansion and growth of the business which for the three-month and six-month periods ended June 30, 2021, included capitalized technology acquisition and development costs of $510,341 and $905,303, respectively. For the three-month and six-month periods ended June 30, 2021, amortization of capitalized technology development was $570,875 and $1,117,557, respectively, compared to $451,634 and $889,576, respectively, for the same periods of 2020. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $60,953 and $113,509, respectively, compared to $56,322 and $141,740, respectively, for the same periods of 2020.

Interest Expense

Interest expense increased by $438,117 for the three-month period ended June 30, 2021 compared to $1,482,408 for the same period of 2020. Interest expense for the six-month period ended June 30, 2021 decreased by $169,821 compared to $3,699,166 for the same period in 2020. Interest expense consists of contract interest plus debt discount amortization. The increase in interest expense for the three months ended June 30, 2021 is primarily due to an increase in the debt discount amortization for the convertible notes of $352,484, and an increase in the interest expense on lines of credit of $132,378 offset by a reduction in interest expense on the notes payable of $46,745. The decrease in interest expense for the six-month period ended June 30, 2021 is due to a reduction in interest expense on lines of credit of $295,158 and a reduction in interest expense on notes payable of $27,569, offset by an increase of $152,906 in debt discount amortization.

Loss Contingencies and Insurance Recoveries

On March 3, 2020, the Nashville Tornado caused significant damage to the Company’s facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783,000; and (3) loss of business income, for which the company has coverage in the amount of $6,000,000.

All three components of the Company’s loss claim have been submitted to its insurers. The Company’s inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer advanced $5,615,268 in July 2020 and $3,134,732 in July 2021. Therefore, the total payments received thus far against the final settlement are $8,750,000. The insurer has agreed to pay $2,778,000 on the building and personal property loss, reflecting limits of $2,783,000 net of a $5,000 deductible. The insurer has made an interim payments on the building and personal property loss of $2,625,787. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250,000 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the Nashville Tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the three-months ended March 31, 2020,  the Company recorded an impairment loss on inventory of $11,738,413 comprised of $4,453,775 for vehicles that were a total loss and $7,284,638 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the March 31, 2020 Condensed Consolidated statements of operations. Additionally, $177,626 of the net book value of the property and equipment destroyed by the Nashville Tornado was expensed.

Derivative Liability

In connection with our various financings, we undertake an analysis of each financial instrument to determine the appropriate accounting treatment, including which, if any require bifurcation into liability and equity components.  We have determined that each of the New Notes and the Warrant have a liability component that needs to be remeasured each reporting period with the change in value recorded in the Statements of Operations.

New Notes

In connection with the issuance of the New Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.

The change in value of the derivative liability for the three and six-months ended June 30, 2021 was $11,454 and $32,105, respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of June 30, 2021 and December 31,2020 was $48,800 and $16,694, respectively.

Oaktree Warrant

In connection with the execution of the Commitment Letter on March 12, 2021, in lieu of a commitment fee, we agreed to issue to the Oaktree Warrant (see “Note 19 – Proposed Acquisition”).  The initial fair value of the Oaktree Warrant was calculated by performing a Monte Carlo simulation on the likelihood of the Warrant alternatives (issuance of the Warrant, Termination Warrant, or no Warrant at all).  The calculations utilized a combination of level 1 and level 3 inputs including a $38.94 price for RumbleOn’s Class B Common stock, a term of 0.39 years, a risk free rate of -0.02% and volatility of 115% based on the observed historical RumbleOn stock price and guideline companies.  The resulting value was $10,950,000, based on a weighting of the stand-alone value of each of three potential outcomes of the Oaktree Warrant.  We revalued the Oaktree Warrant as of each of March 31, 2021 and June 30, 2021, by updating relevant inputs and determined that there was no gain or loss between the March 12, 2021 and March 31, 2021, while the fair value of the Oaktree warrant liability on June 30, 2021 of $13,174,216, when compared with the value as of March 31, 2021 resulted in an expense of $2,224,216 recorded in the Statements of Operations.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense (including debt extinguishment), depreciation and amortization, changes in derivative liability and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition related costs, litigation expenses, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(3,389,929)	$1,044,472	$(7,841,515)	$(20,993,870)
Add back:
Interest expense (including debt extinguishment)	1,920,525	1,482,408	3,529,345	3,511,002
Depreciation and amortization	631,828	508,322	1,231,068	1,031,317
Change in derivative and warrant liabilities	2,235,670	(137,488)	2,256,322	(20,673)
EBITDA	1,398,094	2,897,714	(824,780)	(16,472,224)
Adjustments:
Impairment loss on automotive inventory	—	—	—	11,738,413
Insurance recovery	—	(5,615,268)	—	(5,615,268)
Non-cash-stock-based compensation	701,275	716,391	1,727,491	1,562,761
Acquisition costs associated with the RideNow Agreement	860,048	—	1,956,701	—
Litigation expenses	81,389	607,387	169,648	746,847
Other non-reoccurring costs	—	51,387	32,985	—
Adjusted EBITDA	$3,040,806	$(1,342,389)	$3,062,045	$(8,039,471)

Liquidity and Capital Resources

We have incurred losses and negative cash flow from operations since inception through June 30, 2021 and expect to incur additional losses and negative cash flow in the future. As we continue to expand our business, build our brand name and awareness, and continue technology and software development efforts, we may need access to additional capital, including through debt and equity financing. Historically, we have raised additional capital to fund our expansion through equity issuances or debt instruments. See “Note 7 — Notes Payable and Lines of Credit,” “Note 8 — Convertible Notes,” and “Note 9 — Stockholders Equity.” Also, we have historically funded vehicle inventory purchases through our Line of Credit-Floor Plans. Due to the impact of Covid-19 on the economy, we have a strong focus on preserving liquidity. Our primary liquidity sources are available cash and cash equivalents, amounts available under lines of credit, proceeds from the Paycheck Protection Program loan, monetization of our retail loan portfolio, rationalizing costs and expenses, and proceeds from our April 8, 2021 equity offering of 1,048,998 Class B common stock that generated net proceeds of $36,700,000;.” Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement issuance date.

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

We had the following liquidity resources available as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$24,972,223	$1,466,831
Restricted cash (1)	3,049,056	2,049,056
Total cash, cash equivalents, and restricted cash	28,021,279	3,515,887
Availability under short-term revolving facilities	3,142,766	2,188,374
Committed liquidity resources available	$31,164,045	$5,704,261

(1)	Amounts included in restricted cash represent the deposits required under the Company’s short-term revolving facilities.

On January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by the Joinder Agreement, with the investors in the 2019 Note Offering (as defined below), pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000,000 of the Old Notes (as defined below) would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the “New Notes”), and (ii) the issuance of additional New Notes in a private placement in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act as a sale not involving any public offering. On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering, after deducting for the payment of accrued interest and offering-related expenses, but exclusive of Company costs were $8,272,375.

On January 14, 2020, the Company closed a public offering at a public price of $11.40 per share (the “2020 Public Offering”). On January 16, 2020, the Company received notice of the Underwriters’ intent to exercise the over-allotment option in full (the “Over-allotment Exercise”). On January 17, 2020, the Company closed the Over-allotment Exercise. The Over-allotment Exercise increased the aggregate number of shares sold in the 2020 Public Offering to 1,035,000. Including the Over-allotment Exercise, proceeds from the 2020 Public Offering, after deducting the 7.0% underwriter’s commission and $75,000 for underwriter expenses, were $10,780,080.

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries,” and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,176,845 (the “Loan Proceeds”). The Borrowers received the Loan Proceeds on May 1, 2020, and under the SBA Loan Documents, the SBA Loans had an initial maturity date of April 30, 2022 and an annual interest rate of 1.0%. Payment of principal and interest, to be paid monthly, on the PPP Loans can be prepaid by the Company at any time and was originally deferred through October 30, 2020. On October 7, 2020, the Small Business Administration published guidance of its interpretation of the CARES ACT and of the Paycheck Protection Program Interim Final Rules that indicates, pursuant to the PPP Flexibility Act of 2020, the deferral period for borrow payments of principal, interest and fees on all PPP was extended 10 months after the borrower’s loan forgiveness period. Additionally, the SBA lender agreed to extend the maturity pursuant to the Interim Final Rules. As a result, monthly equal payments of principal and interest will begin September 1, 2021, with the last payment due April 1, 2025.

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company (“RumbleOn Finance”), entered into a loan agreement providing for up to $1,500,000 in proceeds (the “RumbleOn Finance Facility”) with CL Rider Finance, L.P. (the “CL Rider”) as evidenced by the loan commitment dated as of June 17, 2020. In connection with the loan agreement, RumbleOn Finance pledged its assets to CL Rider to secure the RumbleOn Finance Facility and executed a promissory note in favor of the CL Rider pursuant to which the RumbleOn Finance Facility will accrue interest at an initial rate of 4.0% per annum. Accrued interest is payable monthly. Outstanding accrued interest and the principal balance are payable on demand by CL Rider.

In connection with the proposed acquisition of RideNow (See “Note 19 — Proposed Acquisition”), on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance has loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan is secured by certain intellectual property assets held by NextGen Pro as set forth in Exhibit A to the secured promissory note. Interest will accrue on the Bridge Loan until maturity (by acceleration or otherwise) at a rate of 12% annually.

As of June 30, 2021, and December 31, 2020, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $60,436,929 and $53,108,353, respectively, summarized in the table below. See “Note 7 — Notes Payable and Lines of Credit,” “Note 8 –Convertible Notes,” and “Note 9 – Stockholders Equity” to our Condensed Consolidated financial statements included above.

Asset-Based Financing:	June 30, 2021	December 31, 2020
Inventory	$21,857,234	$17,811,626
Total asset-based financing	21,857,234	17,811,626
Secured notes payable	4,908,253	2,391,361
Unsecured senior convertible notes	39,390,000	39,774,000
PPP loans	5,176,845	5,176,845
Total debt	71,332,332	65,153,832
Less: unamortized discount and debt issuance costs	(10,895,403)	(12,045,479)
Total debt, net	$60,436,929	$53,108,353

The following table sets forth a summary of our cash flows for the six-months ended June 30, 2021 and 2020:

	Six-Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(17,465,209)	$577,859
Net cash used in investing activities	(1,005,305)	(788,899)
Net cash provided by financing activities	42,975,906	2,079,681
Net increase in cash	$24,505,392	$1,868,641

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the six-months ended June 30, 2021 net cash used in operating activities was $17,465,209, a decrease of $18,043,068 compared to net cash provided by in operating activities of $577,859 for the six-months ended June 30, 2020. The increase in our net cash used in operating activities was primarily due to a $13,152,355 decrease in our net loss, offset by a reduction in non-cash adjustments of $8,273,596 and an increase in cash used for other operating assets and liabilities of $22,921,827. The change in net loss for the six-months ended June 30, 2021 compared to the same period of 2020 was a result of: (i) our continued disciplined approach to revenue volume and margin growth in connection with the prescriptive steps implemented in 2020 to accelerate profitability. and the impairment losses recorded in 2020 of $11,916,039. The increase in cash used for other operating assets and liabilities was primarily due to an increase in trade accounts receivable, $11,022,955, resulting from increased sales volume, and an increase in our finance receivables held for sale of $6,524,136 as we continue to expand our finance business.

Investing Activities

Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities increased $216,406 to $1,005,305 for the six-months ended June 30, 2021 compared to $788,899 for the same period in 2020.

Financing Activities

Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was 42,975,906 for the six-months June 30, 2021 compared to net cash provided by financing activities of 2,079,681 for the same period of 2020. The $40,896,225 increase in cash provided by financing activities was primarily the result of the net proceeds of $36,797,406 from the sale of common stock that occurred in April 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

See “Note 1 — Description of Business and Significant Accounting Policies,” included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2020. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our most recent Annual Report on Form 10-K, other than the use of estimates for the Oaktree Warrant, as described above.

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021, and the risks discussed under the caption “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 17, 2021, and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 29, 2021, William Miller (the “Plaintiff”) filed a Complaint against the Company and its Board of Directors (collectively, the “Defendants”).  Plaintiff alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), 15 U.S.C. §§ 78n(a) and 78t(a), and Rule 14a-9 promulgated thereunder, 17 C.F.R. § 240.14a-9, in connection with the RideNow Transaction.  The Plaintiff seeks injunctive relief preliminarily and permanently enjoining Defendants from proceeding with, consummating, or closing the RideNow Transaction and any vote on the RideNow Transaction, unless and until Defendants disclose and disseminate additional disclosures to Company shareholders. Plaintiff also seeks rescission and rescissory damages if the RideNow Transaction closes, attorneys’ fees and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder.  Defendants have not yet been served with the Complaint. On July 30, 2021, the Company’s shareholders approved the issuance of the shares of Class B Common Stock in connection with the RideNow Transaction and related proposals.  The Company believes that the plaintiff’s claims in the foregoing matter are without merit and intends to vigorously defend against them.

Item 1A. Risk Factors.

Except for risks relating to the proposed transaction with RideNow, which are discussed in our definitive Proxy Statement as Schedule 14A, which we filed on July 1, 2021, there have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 5. Other Information.

Amendment to Articles of Incorporation

On March 9, 2021, the Board of Directors approved, subject to stockholder approval, an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of Class B Common Stock to 100,000,000 (the “Authorized Stock Amendment”). At the Special Meeting, the Company’s stockholders approved the Authorized Stock Amendment. On August 3, 2021, the Company filed a Certificate of Amendment with the Nevada Secretary of State to effect the Authorized Stock Amendment. A copy of the Certificate of Amendment is attached as Exhibit 3.1 and incorporated herein by reference.

Incentive Plan Amendment

On March 9, 2021, the Board of Directors approved, subject to stockholder approval, an amendment to the Incentive Plan to increase the number of shares of Class B Common Stock issuable under the Incentive Plan from 700,000 to 2,700,000 shares and to extend the Incentive Plan for an additional ten years (the “Incentive Plan Amendment”). At the Special Meeting, the Company’s stockholders approved the Incentive Plan Amendment. A copy of the Incentive Plan Amendment is attached as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Joinder and First Amendment to Plan of Merger and Equity Purchase Agreement, dated June 17, 2021 (Incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K, filed on June 21, 2021).
3.1	Certificate of Amendment.*
10.1	Amended and Restated Secured Promissory Note, dated April 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on April 8, 2021).
10.2	Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan.*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: August 4, 2021	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Beverley Rath
Beverley Rath
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)