Form 10-Q
period 2021-09-30
RumbleOn, Inc.
filed 2021-11-15
CIK 1596961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-38248

RumbleOn, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Class B common stock, $0.001 par value, outstanding on November 12, 2021 was 14,882,022 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on November 12, 2021.

RUMBLEON, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RumbleOn, Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$68,268	$1,467
Restricted cash	3,049	2,049
Accounts receivable, net	42,117	9,408
Inventory	171,455	21,360
Prepaid expense and other current assets	4,745	3,446
Total current assets	289,634	37,730
Property and equipment, net	58,929	6,521
Right-of-use assets	92,944	5,690
Goodwill	263,107	26,887
Intangible assets, net	303,560	46
Other assets	3,678	105
Total assets	$1,011,852	$76,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,384	$14,193
Floor plan notes payable	87,175	17,812
Current portion of convertible debt	279	563
Current portion of long-term debt	6,151	2,877
Total current liabilities	166,989	35,445
Long-term liabilities:
Senior secured debt	252,777	—
Convertible debt, net	28,648	27,166
Derivative liabilities	41	17
Notes payable	567	4,691
Long-term portion of operating lease liabilities	85,965	4,370
Long-term portion of financing lease liabilities	40,591	—
Deferred tax liabilities	19,579	—
Other long-term liabilities	7,765	720
Total long-term liabilities	435,933	36,964
Total liabilities	602,922	72,409
Commitments and contingencies (Notes 9, 10, 13, 18)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	0.05	0.05
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 14,881,522 and 2,191,633 shares issued and outstanding as of September 30, 2021 and December 31, 2020	15	2
Additional paid-in capital	548,000	108,949
Accumulated deficit	(134,766)	(104,381)
Class B common stock in treasury, at cost 123,089 and 0 shares as of September 30, 2021 and December 31, 2020	(4,319)	—
Total stockholders’ equity	408,930	4,570
Total liabilities and stockholders’ equity	$1,011,852	$76,979

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2021	2020	2021	2020
Revenue:
Vehicles Sales
Powersports	$83,292	$7,303	$121,307	$38,642
Automotive	105,298	99,315	316,655	281,242
Finance and insurance, net	6,180	199	6,998	672
Parts, service and accessories	16,075	—	16,075	—
Transportation and vehicle logistics	10,369	10,440	32,788	25,192
Total revenue	221,214	117,257	493,823	345,748
Cost of revenue
Powersports	68,295	5,606	97,193	33,692
Automotive	98,773	86,473	293,751	257,046
Parts, service and accessories	8,845	—	8,845	—
Transportation and vehicle logistics	7,914	8,374	25,958	19,325
Cost of revenue before impairment loss	183,827	100,453	425,747	310,063
Impairment loss on automotive inventory	—	—	—	11,738
Total cost of revenue	183,827	100,453	425,747	321,801
Gross profit	37,387	16,804	68,076	23,947
Selling, general and administrative	37,564	13,279	69,077	42,510
Stock-based compensation and other issuances	23,943	—	23,943	—
Insurance recovery	(3,135)	—	(3,135)	(5,615)
Depreciation and amortization	1,717	536	2,948	1,567
Operating income (loss)	(22,702)	2,989	(24,757)	(14,515)
Interest expense	(4,577)	(1,488)	(8,107)	(5,187)
Forgiveness of PPP loan	572	—	572	—
Change in derivative liability	(6,518)	(14)	(8,774)	7
Gain on early extinguishment of debt	—	—	—	188
Income (Loss) before benefit for income taxes	(33,225)	1,487	(41,066)	(19,507)
Benefit for income taxes	10,681	—	10,681	—
Net income (loss)	$(22,544)	$1,487	$(30,385)	$(19,507)
Weighted average number of common shares outstanding - basic and fully diluted	6,939,708	2,234,838	4,178,932	2,165,167
Net income (loss) per share - basic and fully diluted	$(3.25)	$0.67	$(7.27)	$(9.01)

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Class B Common Shares in Treasury		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, as of December 31, 2020	50,000	$0.05	2,191,633	$2	$108,949	$(104,381)	—	$—	$4,570
Issuance of common stock for restricted stock units	—	—	94,771	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,734	—	—	—	1,734
Net loss	—	—	—	—	—	(4,451)	—	—	(4,451)
Balance as of March 31, 2021	50,000	0.05	2,286,404	2	110,683	(108,832)	—	—	1,853
Issuance of common stock, net of issuance cost	—	—	1,048,998	1	36,796	—	—	—	36,797
Issuance of common stock for restricted stock units	—	—	7,660	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	702	—	—	—	702
Net loss	—	—	—	—	—	(3,390)	—	—	(3,390)
Balance as of June 30, 2021	50,000	0.05	3,343,062	3	148,181	(112,222)	—	—	35,962

Issuance of common stock, net of issuance cost	—	—	5,053,029	5	154,438	—	—	—	154,443
Issuance of common stock in acquisition	—	—	5,833,333	6	200,952	—	—	—	200,958
Issuance of common stock for restricted stock units	—	—	775,187	1	(1)	—	—	—	—
Issuance of warrant	—	—	—	—	19,700	—	—	—	19,700
Stock-based compensation	—	—	—	—	24,730	—	—	—	24,730
Treasury stock purchases	—	—	(123,089)	—	—	—	123,089	(4,319)	(4,319)
Net loss	—	—	—	—	—	(22,544)	—	—	(22,544)
Balance as of September 30, 2021	50,000	$0.05	14,881,522	$15	$548,000	$(134,766)	123,089	$(4,319)	$408,930

RumbleOn, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(dollars in thousands)

(unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in	Accumulated	Class B Common Shares in Treasury		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, as of December 31, 2019	50,000	$0.05	1,111,681	$1	$92,268	$(79,382)	—	$—	$12,887
Issuance of common stock, net of issuance cost	—	—	1,035,000	1	10,779	—	—	—	10,780
Issuance of common stock for restricted stock units	—	—	4,485	—	—	—		—	—
Convertible note exchange	—	—	—	—	2,924	—	—	—	2,924
Stock-based compensation	—	—	—	—	846	—	—	—	846
Net loss	—	—	—	—	—	(22,038)	—	—	(22,038)
Balance as of March 31, 2020	50,000	0.05	2,151,166	2	106,817	(101,420)	—	—	5,399
Issuance of common stock for restricted stock units	—	—	21,610	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	717	—	—	—	717
Adjust for fractional shares in reverse stock split	—	—	7,131	—	—	—	—	—	—
Net income	—	—	—	—	—	1,044			1,044
Balance as of June 30, 2020	50,000	0.05	2,179,907	2	107,534	(100,376)	—	—	7,160
Issuance of common stock for restricted stock units	—	—	11,726	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	862	—	—	—	862
Net income	—	—	—	—	—	1,487	—	—	1,487
Balance as of September 30, 2020	50,000	$0.05	2,191,633	$2	$108,396	$(98,889)	—	—	$9,509

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,385)	$(19,507)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,948	1,568
Amortization of debt discounts	2,284	1,499
Forgiveness of PPP loan	(572)	—
Share based compensation	27,165	2,425
Impairment loss on inventory	—	11,738
Impairment loss on property and equipment	—	178
Loss (gain) from change in value of derivatives	8,774	(7)
Gain on early extinguishment of debt	—	(188)
Deferred taxes	(10,969)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	486	(1,296)
(Increase) decrease in inventory	(33,343)	34,219
(Increase) in accounts receivable	(6,476)	(2,860)
(Increase) decrease in other assets	(3,452)	63
Increase (decrease) in accounts payable and accrued liabilities	16,306	(1,634)
Increase in other liabilities	1,406	—
Decrease in floor plan trade note borrowings	(3,951)	—
Net cash (used in) provided by operating activities	(29,779)	26,198
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition, net of cash received	(365,946)	—
Purchase of property and equipment	(7,613)	(175)
Technology development	(1,266)	(1,598)
Net cash used in investing activities	(374,825)	(1,773)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured debt	261,451	8,272
(Repayments of) proceeds from notes payable	(7,974)	789
Increase (decrease) in borrowings from non-trade floor plans	27,688	(47,211)
Net proceeds from PPP loan	—	5,177
Net proceeds from sale of common stock	191,240	10,780
Net cash provided by (used in) financing activities	472,405	(22,193)
NET INCREASE IN CASH	67,801	2,232
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,516	6,726
CASH AND RESTRICTED CASH AT END OF PERIOD	$71,317	$8,958

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Unless the context requires otherwise, references in these financial statements to “RumbleOn,” the “Company,” “we,” “us,” and “our” refer to RumbleOn and its consolidated subsidiaries.

Overview

RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada. We are the nation’s first Omnichannel marketplace platform in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite, national footprint of physical locations, and full line manufacturer representation to transform the entire customer journey and experience worldwide through technology. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people, in more places than ever before. On August 31, 2021 (the “Closing Date”), we completed our business combination with the RideNow Powersports group, the nation’s largest powersports retailer group (“RideNow”) (see Note 3 - RideNow Transaction below).

Basis of Presentation

The accompanying Condensed Consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated financial statements include the accounts of RumbleOn Inc. and its subsidiaries, which are all wholly owned, including RideNow from the Closing Date. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated financial statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated financial statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”) for the year ended December 31, 2020. The results of operations for the three and nine-months ended September 30, 2021 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.

Use of Estimates

The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. Such estimates include certain assumptions related to goodwill and other intangible assets, long-lived assets, assets held for sale, accruals for chargebacks against revenue recognized from the sale of finance and insurance products, and estimated tax liabilities. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the Covid-19 pandemic and the continuing adverse impacts to global economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions.

Comprehensive Income (Loss)

During the three and nine-month periods ended September 30, 2021, and 2020, the Company did not have any other comprehensive income and, therefore, the net loss and comprehensive income (loss) were the same for all periods presented.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 for its fiscal year beginning January 1, 2021, and it did not have a material effect on its consolidated financial statements.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Our revenue consists of new vehicles sales, retail and wholesale used vehicle sales, sales of finance and insurance products and sales of parts, service, accessories and apparel. Due to the impact of RideNow’s revenue streams, specifically the additions of parts and service, and finance and insurance revenue, the following information is being provided.

New and Used Powersports Vehicles

RumbleOn sells new and used powersports vehicles. The transaction price for a powersports vehicle sale is determined with the customer at the time of sale. Customers often trade in their own powersports vehicle to apply toward the purchase of a retail new or used powersports vehicle. The “trade-in” powersports vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for a specific powersports vehicle, and applied as payment of the contract price for the purchased powersports vehicle.

When the Company sells a new or used powersports vehicle, transfer of control typically occurs at a point in time upon delivery of the vehicle to the customer, which is generally at the time of sale, as the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at such time. Except for limited circumstances, the Company does not directly finance its customer’s purchases or provide leasing. In many cases, RumbleOn arranges third- party financing for the retail sale or lease of powersports vehicles to customers in exchange for a fee paid to RumbleOn by a third-party financial institution. RumbleOn receives payment directly from the customer at the time of sale or from a third-party financial institution (referred to as contracts-in-transit) within a short period of time following the sale. The Company establishes provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.

Parts and Service

RumbleOn sells parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Company also sells parts through wholesale and retail counter channels.

Each repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the vehicle service. Payment for each vehicle service work is typically due upon completion of the service, which is generally completed within a short period from contract inception. The transaction price for repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. The performance obligation for repair and maintenance service are satisfied over time and create an asset with no alternative use and with an enforceable right to payment for performance completed to date. Revenue is recognized over time based on a direct measurement of labor hours, parts and accessories that are allocated to open service and repair orders at the end of each reporting period. As a practical expedient, the time value of money is not considered since repair and maintenance service contracts have a duration of one year or less. The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period following the sale. RumbleOn establishes provisions, which are not significant, for estimated parts returns based on historical information and current trends. Delivery method of wholesale and retail counter parts vary.

RumbleOn generally considers control of wholesale and retail counter parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of sale. RumbleOn also offers customer loyalty points for parts and services for select franchises. RumbleOn satisfies its performance obligations and recognizes revenue when the loyalty points are redeemed. Amounts deferred related to the customer loyalty programs are insignificant.

Finance and Insurance

RumbleOn sells and receives commissions on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, among others. RumbleOn offers products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries.

Pursuant to the arrangements with these third-party providers, RumbleOn sells the products on a commission basis. For the majority of finance and insurance product sales, RumbleOn’s performance obligation is to arrange for the provision of goods and services by another party. RumbleOn’s performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end customer, generally at the time of the vehicle sale. As agent, RumbleOn recognizes revenue in the amount of any fee or commission to which it expects to be entitled, which is the net amount of consideration that it retains after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.

RumbleOn’s customers are concentrated in the Sunbelt region. There are no significant judgements or estimates required in determining the satisfaction of the performance obligations or the transaction price allocated to the performance obligations. As revenue are recognized at a point-in-time, costs to obtain the customer (i.e. commissions) do not require capitalization.

Transportation and Vehicle Logistics

Vehicle logistics and transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The Company’s subsidiary, Wholesale Express, provides these services. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle are transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.

Disaggregation of Revenue

The significant majority of RumbleOn’s revenue is from contracts with customers. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue from contracts with customers consists of the following:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Revenue
New vehicles	$42,943	$—	$42,943	$—
Used vehicles
Powersports	40,349	7,303	78,364	38,642
Automotive	105,298	99,315	316,655	281,242
Total used vehicles	145,647	106,618	395,019	319,884
Total new and used vehicles	188,590	106,618	437,962	319,884

Parts, service and accessories	16,075	—	16,075	—
Finance and insurance, net	6,180	199	6,998	672
Transportation and vehicle logistics	10,369	10,440	32,788	25,192
Total revenue	$221,214	$117,257	$493,823	$345,748

Timing of revenue recognition
Goods and services transferred at a point in time	$210,920	$117,257	$483,529	$345,748
Good and services transferred over time	10,294	—	10,294	—
Total revenue	$221,214	$117,257	$493,823	$345,748

NOTE 3 – RIDENOW TRANSACTION

On the Closing Date, RumbleOn completed its business combination with RideNow (the “RideNow Transaction”). Pursuant to the Plan of Merger and Equity Purchase Agreement, as amended (the “RideNow Agreement”), on the Closing Date, there were both mergers and transfers of ownership interest comprising in aggregate the RideNow Transaction. For the mergers, five newly-created RumbleOn subsidiaries were merged with and into five RideNow entities (“Merged RideNow Entities”) with the Merged RideNow Entities continuing as the surviving corporations and with the Company obtaining ownership of these entities through these mergers and the transfers noted below. Merged RideNow Entities owned powersports retail locations representing approximately 30% of RideNow retail locations. For the transfers of ownership interest, the Company acquired all the outstanding equity interests of 21 entities comprising the remaining 70% of the RideNow’s retail locations (“Acquired RideNow Entities,” and together with the Merged RideNow Entities, the “RideNow Entities”) that directly or indirectly operate the remaining RideNow powersports retail locations.

Pursuant to the RideNow Agreement, on the Closing Date, the RideNow equity holders received cash in the aggregate amount of $400,400 and 5,833,333 shares of RumbleOn’s Class B common stock. The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,438 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,451 pursuant to the Oaktree Credit Facility entered into on the Closing Date (as further described in Note 9, the “Oaktree Credit Agreement”). The remaining funds received from these financing transactions were used for working capital purposes.

The following table summarizes the consideration paid in cash and equity securities for the acquisitions:

Cash, net of cash acquired	$365,946
Fair value of Class B common stock issued	200,958
Total estimated purchase price consideration[1]	$566,904

[1]	The purchase price consideration is subject to a net working capital and debt adjustments. These adjustments are currently under review by management. The amount of these adjustments could not be reasonably estimated as of September 30, 2021, and therefore, no adjustment amount has been reflected in the current estimated purchase price consideration reflected above.

The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed from RideNow. RideNow is included in the Powersports reporting segment, including goodwill, as the RideNow business is entirely within the Company’s Powersports segment. As of September 30, 2021, we have performed an initial valuation of the amounts below; however, our assessment of these amounts remains open for completion. We expect to finalize the purchase price allocation process in 2022 as we complete our review of valuations. We are required to finalize our purchase price allocations within one year after the Closing Date. Any potential adjustments made could be material in relation to the preliminary values presented below.

Estimated fair value of assets:
Contracts in transit	$10,878
Accounts receivable	15,356
Inventory	116,752
Prepaid expenses	1,785
Right-of-use assets	92,715
Property & equipment	45,801
Franchise rights	282,000
Other intangible assets, net	22,129
Other Assets	119
Total assets acquired	587,535

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	41,616
Notes payable - floor plan	45,626
Lease liabilities	126,302
Deferred tax liability	30,548
Notes payable	6,549
Other long-term liabilities	6,210
Total liabilities assumed	256,851

Total net assets acquired	330,684

Goodwill	236,220

Total consideration	$566,904

The results of operations of RideNow from the Closing Date are included in the accompanying Condensed Consolidated Financial Statements. Acquisition related costs of $1,558 and $3,515 were incurred during the three and nine-months ended September 30, 2021, respectively, and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the Company elected to accelerate the vesting of restricted stock units (“RSUs”) and grant other stock awards in connection with the RideNow Transaction. The total value of these awards is $23,943 and is reported as stock-based compensation and other issuances in the Condensed Consolidated Statement of Operations.

Supplemental Pro Forma Information

The following supplemental pro forma information presents the financial results as if the RideNow Transaction was completed as of January 1, 2020 for the three and nine-months ended September 30, 2021 and September 30, 2020. Pro forma net income for the three and nine-months ended September 30, 2021, includes the tax benefit of $10,681 reported in the Condensed Consolidated Statements of Operations.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Pro forma total revenue	$384,724	$337,001	$1,148,597	$1,015,260
Pro forma net income	$(6,045)	$9,703	$50,524	$11,102
Net income per share-basic	$(0.45)	$0.81	$3.91	$0.93
Weighted average number of shares-basic	13,305,416	11,960,127	12,915,495	11,886,326
Net income per share-fully diluted	$(0.45)	$0.81	$3.86	$0.93
Weighted average number of shares-fully diluted	13,305,416	11,960,127	13,083,502	11,886,326

Pro forma adjustments for the three and nine-months ended September 30, 2021, primarily include:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Stock compensation and other administrative costs	$179	$275	$745	$758
Depreciation and amortization	$1,229	$1,844	$4,918	$5,532
Interest expense and amortization of debt discount	$5,563	$8,319	$22,345	$25,185
Income tax provision	$(5,575)	$3,234	$13,281	$3,701

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Contracts in transit	$9,218	$—
Trade receivables	24,701	8,859
Factory receivables[1]	3,637	—
Finance receivables[2]	4,972	2,118
	42,528	10,977
Less: allowance for doubtful accounts	411	1,569
	$42,117	$9,408

[1]	Factory receivables represent amounts due primarily from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplier returns.
[2]	Finance receivables originated in connection with the Company’s vehicle sales are held for sale and are subsequently sold.

NOTE 5 – INVENTORY

Inventory consists of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
New Vehicles	$53,975	$—
Pre-owned vehicles:
Powersport vehicles	67,843	1,870
Automobiles and trucks	27,185	19,490
Parts, accessories and other	22,452	—
	$171,455	$21,360

Floor plan notes payable as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Floor plan notes payable - trade	$21,350	$—
Floor plan notes payable - non-trade	65,825	17,812
Floor plan notes payable	$87,175	$17,812

Floor plan notes payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Floor plan payable-non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in floor plan notes payable-trade are reported as operating cash flows and changes in floor plan payable-non-trade are reported as financing cash flows in the accompanying Combined Statements of Cash Flows.

New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables are reflective of the gross cost of the vehicle. The vehicle floor plan payables, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within several business days after the related vehicles are sold. Vehicle floor plan facilities are primarily collateralized by vehicle inventories and related receivables.

New vehicle floor plan facilities generally utilize LIBOR or ADB (Average Daily Balance)-based interest rates, which generally ranged between 5.0% and 7.0% as of September 30, 2021. Used vehicle floor plan facilities generally utilize prime, LIBOR or ADB-based interest rates, which ranged between 4.75% and 8.0% as of September 30, 2021. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $217,717 as of September 30, 2021.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

The following table summarizes property and equipment, net of accumulated depreciation and amortization as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Buildings and improvements	$40,908	$—
Leasehold Improvements	6,689	321
Equipment	4,832	—
Furniture and fixtures	297	191
Technology development	12,274	11,008
Vehicles	1,418	241
Total property and equipment	66,418	11,761
Less: accumulated depreciation and amortization	7,489	5,240
Total	$58,929	$6,521

Amortization and depreciation on Property and Equipment is determined on a straight-line basis over the estimated useful lives ranging from three to five years.

As of September 30, 2021, capitalized technology development costs were $12,066 and capitalized software costs were $208. Total technology development costs incurred for the three and nine-months ended September 30, 2021 was $1,008 and $2,706, respectively, of which $360 and $1,266, respectively was capitalized and $648 and $1,441, respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three and nine-months ended September 30, 2021 was $689 and $1,920, respectively, which included the amortization of capitalized technology development costs of $592 and $1,710, respectively. Total technology development costs incurred for the three and nine-months ended-months ended September 30, 2020 was $1,164 and $2,635, respectively, of which $984 and $1,598, respectively, was capitalized and $180 and $1,037 respectively, was charged to expense in the accompanying Condensed Consolidated Statements of Operations. Depreciation expense for the three and nine-months ended-month periods ended September 30, 2020 was $536 and $1,568, respectively, which included the amortization of capitalized technology development costs of $477 and $1,367, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

The following is a summary of the carrying amounts of goodwill, franchise rights and other intangible assets as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Goodwill	$263,107	$26,887

Other Intangible Assets
Franchise rights - indefinite life	$282,000	$—
Other intangibles	22,175	46
	304,175	46
Less accumulated amortization	615	—
Intangible assets, net	$303,560	$46

The Company evaluates intangible assets for impairment at least annually, or when triggering events occur. No triggering events were noted as of September 30, 2021.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes accounts payable and other accrued liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts Payable	$8,165	$8,168
Accrued Interest	2,977	1,486
Operating lease liability-current portion	7,435	1,630
Financing lease liability-current portion	345	—
Accrued Payroll	22,674	1,080
Customer deposits	5,449	—
State and local taxes	6,591	856
Professional fees	6,969	112
Other accrued expenses	12,779	861
Total	$73,384	$14,193

NOTE 9 – NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Term Loan Credit Agreement dated August 31, 2021. Amortization payments are required quarterly commencing in the quarter ending December 31, 2021. The Initial Loan Term Facility matures on August 31, 2026. The interest rate as of September 30, 2021 was 9.25%.	$252,777	$—
Term Loan Credit Agreement-NextGen dated February 8, 2017. Interest payable semi-annually at 6.5% through February 9, 2019 and 8.5% through February 10, 2020 and 10.0% thereafter through maturity, which was January 31, 2021.	—	833
Notes payable-private placement dated March 31, 2017. Interest payable semi-annually at 8.5% through September 30, 2020 and 10.0% thereafter through maturity, which was June 30, 2021	—	669
Line of Credit- RumbleOn Finance. Line of credit secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate as of September 30, 2021 was 7.25%. Principal and interest is payable on demand.	—	889
Unsecured note payable to P&D Motorcycles in the original amount of $1,724 with interest rate of 4% through maturity which is July 1, 2022.	1,073	—
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by two directors; monthly principal payments ranging from $7 to $13; interest accruing at rates ranging from LIBOR+.6% to LIBOR+1.3%.	1,033	—
Notes payable-PPP Loans dated May 1, 2020. Payments of principal and interest at 1% were deferred until September 1, 2021, at which time the Company will make equal payments of principal and interest through maturity, which is April 1, 2025.	4,612	5,177
Total notes payable and lines of credit	259,495	7,568
Less: Current portion	6,151	2,877
Long-term debt, net of current portion	$253,344	$4,691

Term Loan Credit Agreement

On the Closing Date, the Company entered into the Oaktree Credit Agreement among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility,” and together with the Initial Term Loan Facility, the “Oaktree Credit Facility”). The proceeds from the Initial Term Loan Facility, together with cash on hand, and the proceeds from the August 2021 Offering were used to (i) consummate the RideNow Transaction and (ii) pay fees, expenses and other items related to the consummation of the RideNow Transaction, the August 2021 Offering and to provide for working capital. The proceeds from the Delayed Draw Term Loans Facility, if drawn, will be used to finance acquisitions permitted by the Oaktree Credit Agreement and similar investments or “earn-outs” entered into in connection with acquisitions and to pay fees and expenses relating thereto. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and become available six (6) months after the Closing Date and are unavailable to be drawn after the eighteen (18) month anniversary of the Closing Date. The Oaktree Credit Facility also provides for incremental draws for up to an additional $100,000 in accordance with the terms set forth in the Oaktree Credit Agreement, which may be used for acquisitions or working capital.

The loan is reported on the balance sheet as senior secured debt and was recorded net of debt discount of $27,223. The debt discount includes the warrant for $10,950 that was previously recorded as a deferred finance charge. See Note 11-Stockholders’ Equity for a more detailed discussion of the warrant. The debt discount also includes fees incurrent in from our investment bankers and other debt issuance expenses. Borrowings under the Oaktree Credit Facility bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate as of September 30, 2021 was 9.25%. Interest expense for the three and nine-months ended September 2021 was $2,666, which included debt amortization of $509.

The Oaktree Credit Agreement contains affirmative and negative covenants customary for facilities of its type which, among other things, generally limit (with certain exceptions including those for permitted acquisitions and floor plan financing): mergers, amalgamations or consolidations; the incurrence of additional indebtedness (including guarantees); the incurrence of additional liens; the sale, license, lease, transfer or other disposition of assets; certain investments; transactions with affiliates; payments of certain indebtedness; and other activities customarily restricted in such agreements. Beginning in the first full calendar quarter after the Closing Date, the Credit Agreement requires that (i) Consolidated Total Net Leverage Ratio not be greater than 4.25 to 1.00; (ii) Consolidated Senior Secured Net Leverage Ratio not be greater than 3.75 to 1.00, and (iii) its Liquidity not be less than $25,000 (each term as defined in the Oaktree Credit Agreement).

On the last business day of each calendar quarter, beginning with the first full fiscal quarter ending after the Closing Date (or with regard to the Delayed Draw Term Loans Facility, beginning with the first full fiscal quarter ending after the applicable funding dates), the Company is required to make amortization payments in an aggregate principal amount equal to 0.25% of the aggregate principal amount of the Initial Term Loan Facility (or with regard to the Delayed Draw Term Loans Facility funded on the applicable funding date). Borrowings under the Oaktree Credit Facility mature five (5) years after the Closing Date.

The Company is permitted to make voluntary prepayments of the loans and is obligated to make mandatory prepayments with regard to excess cash flow and out of the proceeds of certain asset sales and other recovery events and debt and certain equity issuances. Optional prepayments, mandatory prepayments out of the proceeds of debt and certain equity issuances, or an acceleration of the loans following an event of default will subject the Company to payment of certain fees, as defined in the Oaktree Credit Agreement, if such acceleration occurs on or before the thirty-six (36) month anniversary of the Closing Date.

Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly owned subsidiaries (the “Subsidiary Guarantors”) although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.

The Oaktree Credit Agreement contains customary events of default for facilities of this type. If an event of default under the Oaktree Credit Agreement occurs and is continuing, the commitments to make available the Delayed Draw Term Loan Facility may be terminated and the principal amount outstanding under the Oaktree Credit Agreement, together with all accrued and unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Oaktree Warrant

In connection with providing the debt financing for the RideNow Transaction, and pursuant to the Commitment Letter executed on March 15, 2021, the Company issued warrants to purchase $40,000 shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Oaktree Warrants”). In connection with the August 2021 Offering, the exercise price of the Warrants was set at $33.00 per share and the aggregate number of shares of Class B common stock underlying the Oaktree Warrants was set at 1,212,121. The Oaktree Warrants are immediately exercisable on the Closing Date and expire eighteen (18) months after the Closing.

Line of Credit- RumbleOn Finance Facility

On June 23, 2020, RumbleOn Finance, LLC, a wholly owned subsidiary of the Company (“RumbleOn Finance”), entered into a loan agreement providing for up to $2,500 in proceeds (the “ROF Facility”) with CL Rider Finance, L.P. (“CL Rider”). In connection with the ROF Facility, RumbleOn Finance pledged its assets to CL Rider to secure the ROF Facility and executed a promissory note in favor of the CL Rider pursuant to which the ROF Facility will accrue interest at an initial rate not lower than 7% per annum. The ROF Facility is payable on demand by CL Rider. Interest expense on the ROF Facility for the for the three and nine-months ended September 30, 2021 was $0 and $71, respectively.

Notes Payable

NextGen

On February 8, 2017, in connection with the acquisition of NextGen, the Company issued a subordinated secured promissory note in favor of NextGen (which note was subsequently assigned to Halcyon in February 2018) in the amount of $1,333. Halcyon was affiliated with Kartik Kakarala, a former director of the Company. Interest accrues and will be paid semi-annually (i) at a rate of 6.5% annually from the closing date through the second anniversary of such date; (ii) at a rate of 8.5% annually from the second anniversary of the closing date through February 10, 2020; and (iii) 10.0% thereafter through the maturity date. The Company’s obligations under the NextGen Note are secured by substantially all the assets of NextGen Pro LLC (“NetGen Pro”), pursuant to an Unconditional Guaranty Agreement (the “Guaranty Agreement”), by and among NextGen and NextGen Pro, and a related Security Agreement between the parties, each dated as of February 8, 2017. As discussed below, the note was exchanged for a new note in January 2020, which extended the maturity date of the note until January 31, 2021. Interest expense on the NextGen Note for the three and nine-months ended September 30, 2021 was $0 and $7, respectively. Interest expenses on the NextGen Note for the three and nine-months ended September 30, 2020, was $21 and $66, respectively.

Private Placement

On March 31, 2017, the Company completed funding of the second tranche of the 2016 Private Placement. The investors were issued 58,096 shares of Class B common stock of the Company and promissory notes (the “Private Placement Notes”) in the amount of $667, in consideration of cancellation of loan agreements having an aggregate principal amount committed by the purchasers of $1,350. The Private Placement Notes matured on January 31, 2021. Interest accrued at a rate of 6.5% annually from the closing date through the second anniversary of such date; at a rate of 8.5% annually from the second anniversary of the closing date through March 31, 2020; and at a rate of 10% thereafter through the Maturity Date. Based on the relative fair values attributed to the Class B common stock and promissory notes issued in the 2016 Private Placement, the Company recorded a debt discount on the promissory notes of $667 with the corresponding amounts recorded as an addition to paid-in capital. The debt discount was fully amortized to interest expense at the scheduled maturity of the Private Placement Notes in January 2021 using the effective interest method. The effective interest rate at June 30, 2021 was 26.0%. Interest expense on the Private Placement Notes was $0 and $18, respectively for the three and nine months ended September 30, 2021. Interest expense for the three and nine-months ended September 30, 2020 was $17 and $125, respectively, which included debt discount amortization of $0 and $76, respectively. On January 31, 2021, a payment of $371 was made on the Private Placement Note and the remaining balance of $297 was extended through June 30, 2021. The Private Placement Notes were paid in full on July 1, 2021.

Exchange of Notes Payable

Certain of the Company’s investors extended the maturity of currently outstanding promissory notes, and exchanged such notes for new notes (the “New Investor Notes”), pursuant to that certain Note Exchange Agreement, dated January 14, 2020 (the “Investor Note Exchange Agreement”), by and between the Company and each investor thereto, including Halcyon, such New Investor Note for an aggregate principal amount of $833 (after taking account of a $500 pay down of the previously outstanding Halcyon note), Blue Flame Capital, LLC (“Blue Flame”), an entity affiliated with Denmar Dixon, a director of the Company, such New Investor Note for an aggregate principal amount of $99, and Mr. Dixon, individually, such New Investor Note for an aggregate principal amount of $273. The Halcyon and Blue Flame outstanding principal plus accrued interest were paid in full on January 31, 2021. The remaining outstanding principal plus accrued interest of the New Investor Notes was paid in full on July 1, 2021.

Bridge Loan

On March 12, 2021, in anticipation of the RideNow Transaction, the Company and its subsidiary, NextGen Pro, executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., pursuant to which BRF Finance loaned the Company $2,500 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or upon the issuance of debt or equity above a threshold. The Bridge Loan plus accrued interest at 12% was paid in full on the Closing Date. Interest expense on the Bridge Loan for the three and nine-months ended September 30, 2021, was $53 and $147, respectively.

PPP Loans

On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries,” and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. In July, 2021, we applied to obtain forgiveness of the PPP Loans and received approval for the forgiveness totaling $564 in September, 2021. The balance of the PPP loans of $4,612 is still under review by the SBA and the Company can provide no assurance that it will obtain forgiveness of this remaining balance in whole or in part. As of September 30, 2021, payments on this remaining loan balance commenced September 1, 2021 and the loans mature on April 25, 2025.

Interest expense on the PPP Notes for the three and nine-months ended September 30, 2021 was $13 and $39, respectively. Interest expense on the PPP Notes for the three and nine-months ended September 30, 2020 was $12 and $19 respectively.

NOTE 10 – CONVERTIBLE NOTES

As of September 30, 2021, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	September 30, 2021			December 31, 2020
	Principal Amount	Debt Discount	Carrying Amount	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750	$10,102	$28,648	$38,750	$11,737	$27,013

$1,536 unsecured note	448	169	279	1,024	308	716
Total convertible notes	39,198	10,271	28,927	39,774	12,045	27,729
Less: Current portion	448	169	279	768	205	563
Convertible debt, net of current portion	$38,750	$10,102	$28,648	$39,006	$11,840	$27,166

Convertible Senior Notes

On May 9, 2019, the Company entered into a purchase agreement (the “Old Notes Purchase Agreement”) with JMP Securities LLC (“JMP Securities”) to issue and sell $30,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the “Old Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) (the “2019 Note Offering”). On January 10, 2020, the Company entered into a Note Exchange and Subscription Agreement, as amended by a Joinder Agreement (together, the “New Note Purchase Agreement”), with the investors in the 2019 Note Offering, pursuant to which the Company agreed to complete (i) a note exchange pursuant to which $30,000 of the Old Notes would be cancelled in exchange for a new series of 6.75% Convertible Senior Notes due 2025 (the “New Notes,” and together with the Old Notes, the “Public Notes”) and (ii) the issuance of additional New Notes in a private placement (the “2020 Note Offering”). On January 14, 2020, the Company closed the 2020 Note Offering. The proceeds for the 2020 Note Offering after deducting for payment of accrued interest on the Old Notes and offering-related expenses were approximately $8,272.

The New Notes were issued pursuant to an Indenture (the “New Indenture”), by and between the Company and the Trustee. The New Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1, beginning on July 1, 2020. The New Notes may bear additional interest under specified circumstances relating to the Company’s failure to comply with its reporting obligations under the New Indenture or if the New Notes are not freely tradable as required by the New Indenture. The New Notes mature on January 1, 2025, unless earlier converted, redeemed, or repurchased pursuant to their terms.

The initial conversion rate of the New Notes is 25 shares of Class B common stock per $1 principal amount of New Notes, which is equal to an initial conversion price of $40.00 per share. The conversion rate is subject to adjustment in certain events as set forth in the New Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the New Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its New Notes in connection with such make-whole fundamental change. Before July 1, 2024, the New Notes will be convertible only under circumstances as described in the New Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 62.0 shares per $1 in principal amount.

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

The New Notes are not redeemable by the Company before January 14, 2023. The Company may redeem for cash all or any portion of the New Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the New Notes.

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

The New Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding New Notes by notice to the Company and the Trustee, may declare 100% of the principal and accrued and unpaid interest, if any, on all the New Notes then outstanding to be due and payable.

As of September 30, 2021, the conditions allowing holders of the New Notes to convert have not been met and therefore the New Notes are not yet convertible.

The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 “Debt – Debt with Conversion and Other Option” (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carrying amount of the liability component of the Old Notes, including any unamortized debt issuance costs. The remaining consideration of $2,593 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder’s equity.

The New Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280 and represents the present value of the New Notes cash flows using an implied discount rate of 18.7%, which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529, in total debt discount related to the New Notes which included $60 of debt issuance costs. The Company allocates transaction costs related to the issuance of the New Notes to the liability and equity components using the same proportions as the initial carrying value of the New Notes. The $60 of transaction costs attributable to the debt component are being amortized to interest expense using the effective interest method over the term of the New Notes. Transaction costs attributable to the equity component were $41 and are netted with the equity component of the New Notes in stockholders’ equity. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $11 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the New Notes using the effective interest rate. The derivative liability is remeasured at each reporting date with an increase in value of $7 and $25 being recorded in change in derivative liability in the Condensed Consolidated Statement of Operations for the three and nine-months ended September 30, 2021, respectively. The value of the derivative liability as of September 30, 2021 was $41.

The interest expense recognized with respect to the Convertible Notes was as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$654	$654	$1,308	$1,912
Amortization of debt discount	569	479	2,290	1,367
Total interest expense	$1,223	$1,133	$3,598	$3,279

Convertible Notes-Autosport USA

On February 3, 2019, in connection with the Autosport Acquisition, the Company issued a (i) $500 Promissory Note and (ii) a $1,536 Convertible Note in favor of the seller. The $500 Promissory Note was repaid in full in 2020. The $1,536 Convertible Note matures on January 31, 2022 and accrues interest at a rate of 6.5% per annum. Any interest and principal due under the Convertible Note is convertible into shares of the Company’s Class B common stock at a conversion price of $115.00 per share, (i) at the Seller’s option, or (ii) at the Buyer’s option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company’s Class B common stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 2,449 shares of the Company’s Class B common stock. Interest expense on the Convertible Note for the three and nine-months ended September 30, 2021 was $51 which included $37 of debt discount amortization as compared to interest expense of $52 which included $20 of debt discount amortization for the same periods of 2020.

NOTE 11 – STOCKHOLDER EQUITY

Share-Based Compensation

On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (as amended, the “Plan”) allowing for the issuance of RSUs, stock options (“Options”), Performance Units, and other equity awards (collectively “Awards”). As of September 30, 2021, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years. The Company has also granted performance-based awards and market condition-based awards with vesting schedules that are typically dependent on achieving a particular objective within thirty-six months.

The Company estimates the fair value of awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value is the price of the Class B common stock on the date of the award. Performance Awards use the share prices of the Class B common stock but the Company, both at grant and each subsequent quarter, considers whether to apply a discount to the fair value in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Scholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder.

In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards. This waiver was accounted for as a modification of the awards. The fair value of the awards was remeasured as of effective date of the waiver, and the change in fair value was fully expensed given the concurrent delivery of such shares. In addition, in connection with the execution of the executive employment agreements entered into with each Messrs. Chesrown, Coulter, Levy, and Tkach, (the “Executive Employment Agreements”), Messrs. Coulter and Tkach were granted service-based RSUs and market based awards were granted to each of Messrs. Chesrown, Coulter, Tkach, and Levy. The cost of the acceleration of these RSU awards and other stock issuances of $23,943 has been reported in the Condensed Consolidated Statement of Operations for the three and nine-months ended September 30, 2021 as stock-based compensation and other issuances.

On September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Mr. Berrard, or as instructed by the estate of Mr. Berrard. Mr. Berrard was one of the Company’s founders. Also, on August 30, 2021, the Audit Committee approved a gift of a death benefit to the estate of Mr. Berrard, or as instructed by the estate of Mr. Berrard, in an amount equal to (1) $1,500, which shall be paid in equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer each quarter over the same period ending June 30, 2024, if and when paid to the Chief Executive Officer in accordance with the Company’s Executive Incentive Program. The Company accrued the liability for approximately $1,300  during the three-months ended September 30, 2021.

We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period. However, the acceleration of awards as described above resulted in the awards being expensed in the three-months ended September 30, 2021. The following table reflects the stock-based compensation for the three and nine-months ended September 30, 2021 and September 30, 2020.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Restricted Stock Units	$24,722	$847	$27,142	$2,379
Options	8	15	23	46
Total stock-based compensation	$24,730	$862	$27,165	$2,425

As of September 30, 2021, there are 2,551 Options and 524,578 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $2,955, which the Company expects to recognize over a weighted-average period of approximately 35 months.

January 2020 Offering

On January 14, 2020, the Company closed its public offering of 1,035,000 shares of Class B common stock at a price to the public of $11.40 per share (“2020 Public Offering”), which included the full exercise of the underwriter’s option to purchase an additional 135,000 shares from RumbleOn. The Company raised approximately $10,780 in net proceeds for working capital and general corporate purposes.

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

April 2021 Offering

On April 8, 2021, the Company closed its public offering of 1,048,998 shares of Class B common stock at a price to the public of $38.00 per share (the “April 2021 Offering”). The Company raised approximately $36,797 in net proceeds for working capital and general corporate purposes.

August 2021 Offering

On August 31, 2021, the Company closed its the August 2021 Offering of 5,053,029 shares of Class B common stock at a price to the public of $33.00 per share, which included the full exercise of the underwriter’s option to purchase an additional 659,090 shares from RumbleOn. The Company raised approximately $154,443 in net proceeds for the RideNow Transaction and for working capital.

Warrant

At inception of the Commitment Letter, the Company accounted for the Oaktree Warrant as a liability with the initial offset as a deferred financing charge as the Oaktree Warrant was issued in lieu of a commitment fee connected to the debt financing of the RideNow Transaction. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant changes in the fair value between March 12, 2021 and March 31, 2021. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Oaktree Under ASC 815-40, warrants were considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in-capital and the reclassification of the deferred financing charge to debt discount are non-cash items.

NOTE 12 – SELLING, GENERAL AND ADMINISTRATIVE

The following table summarizes the detail of selling, general and administrative expense for the three and nine-months ended September 30, 2021 and September 30, 2020:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Compensation and related costs	$12,669	$7,169	$26,983	$20,496
Advertising and marketing	4,241	840	7,799	4,330
Technology development and software	686	180	1,513	1,037
Facilities cost	3,576	751	4,774	1,718
General and administrative	16,392	4,339	28,008	14,929
	$37,564	$13,279	$69,077	$42,510

NOTE 13 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES

On March 3, 2020, a severe tornado struck the greater Nashville area (the “Nashville Tornado”) causing significant damage to the Company’s facilities including property and equipment and other contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783; and (3) loss of business income, for which the company has coverage in the amount of $6,000.

All three components of the Company’s loss claim have been submitted to its insurers. The Company’s inventory claim is subject to a dispute with the carrier as to the applicable policy limits applicable to the loss; however, the insurer has paid $5,615 in July 2020 and $3,135 in July 2021. Therefore, the total payments received thus far against the final settlement are $8,750. The insurer has agreed to pay $2,778 on the building and personal property loss, reflecting limits of $2,783, net of a $5 deductible. The insurer has made an interim payment on the building and personal property loss of $2,270 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the Nashville Tornado, the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the nine-months ended September 30, 2020, the Company recorded an impairment loss on inventory of $11,738 comprised of $4,454 for vehicles that were a total loss and $7,285 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the September 30, 2020 Condensed Consolidated statements of operations. Additionally, $178 of the net book value of the property and equipment destroyed by the Nashville Tornado was expensed.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION

The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine-months ended September 30, 2021 and 2020:

	Nine-Months Ended September 30,
	2021	2020
Cash paid for interest	$3,553	$3,615

The following table provides a reconciliation of cash and restricted cash reported within the accompanying Condensed Consolidated balance sheets that sum to the total of the same amounts shown in the accompanying Condensed Consolidated statements of cash flows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash	$68,268	$1,467
Restricted cash (1)	3,049	2,049
Total cash, and restricted cash	$71,317	$3,516

(1)	Amounts included in restricted cash represent the deposits required under the Company’s debt financings.

NOTE 15 – INCOME TAXES

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the Covid-19 pandemic. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.

As of December 31, 2020, the Company provided a full valuation allowance on the net deferred tax assets of $23,744. On a quarterly basis, management assesses the recovery of its deferred tax assets by considering whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result of the RideNow Transaction, management anticipates that the Company will have taxable income in 2022 and future years, and undertook an in-depth IRS Code Section 382 Ownership Change Analysis to determine what limitations exist on the utilization of Federal and state net operating loss carryforwards. Based on this analysis, management has concluded that a valuation allowance of $12,000 should be provided as of September 30, 2021.

The components of the income tax provision from continuing operations for the three and nine-months ended September 30, 2021 and September 30, 2020 are as follows:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Current
Federal	$—	$—	$—	$—
State	288	—	288	—
Total current income tax benefit	288	—	288	—

Deferred
Federal	(10,756)	—	(10,756)	—
State	(213)	—	(213)	—
Total deferred income tax benefit	(10,969)	—	(10,969)	—

Income tax benefit	$(10,681)	$—	$(10,681)	$—

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate for the nine-months ended September 30, 2021 and the year ended December 31, 2020 is set forth below.

	September 30, 2021	December 31, 2020
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of Federal benefit	3.3%	5.0%
Permanent & other differences	(16.3)%	(1.4)%
Valuation allowance	18.0%	(24.6)%
Effective tax rate	26.0%	—%

Deferred income taxes reflected on the balance sheet as of September 30, 2021 and December 31, 2020, reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. These differences are summarized below.

	September 30, 2021	December 31, 2020
Deferred tax assets
Net operating loss carryforward	$26,449	$21,495
Business interest carryforward	2,586	1,651
Stock-based compensation	11	518
Accounts receivable allowance	118	362
Lease liabilities	22,987	1,569
Inventory reserve	5	27
Basis difference in goodwill	965	352
Accrued liabilities	116	123
Property and equipment	—	373
Total deferred tax assets	53,237	26,470

Deferred tax liabilities
Basis difference in property and equipment	6,609	—
Franchise rights	28,048	—
Other intangible assets	2,200	—
Right-of-use assets	22,790	1,478
Debt issuance costs amortization	1,169	1,248
Total deferred tax liabilities	60,816	2,726

Net deferred tax asset (liability) before valuation allowance	(7,579)	23,744

Valuation allowance	(12,000)	(23,744)
Net deferred income tax liabilities	$(19,579)	$—

NOTE 16 – LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the period. The diluted earnings per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, 524,578 of RSUs, 2,551 of stock options, 1,212,121 of Oaktree Warrants to purchase shares of Class B common stock, 16,531 of other warrants and 982,107 shares of Class B common stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B common stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A common stock, Class B common stock, and Series B Preferred for the three and nine months ended September 30, 2021 were 50,000, 6,889,708 and 0 and 50,000, 4,128,932 and 0, respectively.

NOTE 17 – RELATED PARTY TRANSACTIONS

Promissory Notes

As of December 31, 2020, the Company had promissory notes of $371 and accrued interest of $9 due to Blue Flame Capital, LLC (“Blue Flame”), an entity controlled by a Denmar Dixon, a director of the Company. The promissory notes were issued in connection with the completion of the 2016 Private Placement on March 31, 2017 and exchanged in January 2020 for New Investor Notes. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021. Interest expense on the promissory notes for the three and nine-months ended September 30, 2021, and 2020 was $3 and $92, respectively, which included debt discount amortization of $0 and $42, respectively. The interest was charged to interest expense in the Condensed Consolidated Statements of Operations.

August 2021 Offering

On August 31, 2021, we completed the August 2021 Offering. Denmar Dixon, a director of the Company, purchased an aggregate of 13,636 shares of Class B common stock in the Offering at the public price of $33.00 per share.

RideNow Leases

In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by William Coulter and/or Mark Tkach, each a director and executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. The Company is still in the process of finalizing its purchase price allocation and related fair values of assets and liabilities, including the RideNow leases.

RideNow Reinsurance Products

Each of the operating entities owned by the Company that own retail powersport stores which sell motorcycles and various off-road vehicles also sell extended service contracts, prepaid maintenance, “GAP insurance,” theft protection and tire and wheel products on their vehicles. These products sold to customers of these stores are offered by RPM One (“RPM”), which is an after-market third-party provider of these products commonly used in the industry. Affiliate reinsurance companies controlled by and owned primarily by William Coulter and/or Mark Tkach participate in the underwriting profits of these RPM products. The sales representatives employed by these operating companies are incentivized to offer the products sold by RPM. The total amount generated by these affiliate companies attributable to the ownership interests of Mr. Coulter and Mr. Tkach was approximately $7,000 in 2019 and approximately $8,400 in 2020. The Audit Committee of the Board of Directors (the “Board”) of the Company (the “Audit Committee”) is in the process of reviewing the terms and rates of these entities.

Notes Payable to RideNow Management, LLLP

The Company has notes payable to RideNow Management, LLLP, a entity owned equally by two directors of $1,033.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

We determine whether an arrangement is a lease at inception and whether such leases are operating or financing leases. For each lease agreement, the Company determines its lease term as the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. We use these options in determining our capitalized financing and right-of-use assets and lease liabilities. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. To determine the discount rate to use in determining the present value of the lease payments, we use the rate implicit in the lease if determinable, otherwise we use our incremental borrowing rate.

The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	September 30, 2021	December 31, 2020
Assets:
Operating	Right of use assets	$92,944	$5,690
Finance	Property and equipment, net	40,738	—
Total right-of-use assets		$133,682	$5,690
Liabilities:
Current
Operating	Accounts payable and accrued liabilities	$7,435	$1,630
Finance	Accounts payable and accrued liabilities	345	—

Non-Current
Operating	Long-term portion of operating lease liabilities	85,965	4,370
Finance	Long-term portion of financing lease liabilities	40,591	—

Total lease liabilities		$134,336	$6,000

Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the three and nine-months ended September 30, 2021 and 2020 are provided in the table below.

The weighted-average remaining lease term and discount rate for the Company’s operating and financing leases are as follows:

September 30, 2021
Weighted average lease term-operating leases	9.0 years
Weighted average lease term-finance leases	20.0 years
Weighted average discount rate-operating leases	9.5%
Weighted average discount rate-finance leases	15.0%

The following table provides information related to the lease costs of finance and operating leases for three and nine-month periods ended September 30, 2021 and September 30, 2020:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,364	$763	$3,544	$1,627

Finance lease costs:
Amortization of ROU assets	170	—	170	—
Interest on lease liabilities	511	—	511	—
Total lease cost	$3,045	$763	$4,225	$1,627

Supplemental cash flow information related to operating leases for the nine-months ended September 30, 2021, is set forth below:

September 30, 2021

Cash payments for operating leases	$487

The following table summarizes the future minimum payments for operating and financing leases as of September 30, 2021, due in each year ending December 31,

Leases	Operating Leases	Financing Leases
2021	$4,434	$1,452
2022	17,710	5,848
2023	16,868	5,965
2024	16,090	6,085
2025	14,023	6,206
Thereafter	181,073	115,277
Total lease payments	250,198	140,833
Less imputed interest	(156,798)	(99,897)
Present value of lease liabilities	$93,400	$40,936

Legal Matters

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021 and December 31, 2020, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.

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

NOTE 19 – SEGMENT REPORTING

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics and transportation. Our powersports segment consists of the sale of new and used powersports vehicles principally through retail and, to a lesser extent, through wholesale distribution channels. Our automotive segment consist of the distribution of pre-owned cars and trucks through wholesale distribution channels. Our vehicle logistics and transportation service segment provide nationwide automotive transportation services between dealerships and auctions. Our vehicle logistics and transportation service reportable segment has been determined to represent one operating segment and reporting unit.

The following table summarizes financial measures by which management allocates resources to its segments in each of our reportable segments and other key metrics.

	Powersports	Automotive	Vehicle Logistics and Transportation	Eliminations(1)	Total
Three-Months Ended September 30, 2021
Total assets	$1,189,868	$443,084	$14,210	$(635,310)	$1,011,852
Revenue	105,547	105,298	11,597	(1,228)	221,214
Operating income (loss)	(27,524)	3,835	987	—	(22,702)
Depreciation and amortization	1,684	23	10	—	1,717
Interest expense	(4,073)	(503)	(1)	—	(4,577)
Change in derivative liability	(6,518)	—	—	—	(6,518)

Three-Months Ended September 30, 2020
Total assets	48,784	41,284	10,518	(26,871)	73,715
Revenue	7,502	99,315	11,415	(975)	117,257
Operating income (loss)	(4,028)	6,246	771	—	2,989
Depreciation and amortization	506	28	2	—	536
Interest expense	(1,196)	(292)	—	—	(1,488)
Change in derivative liability	(14)	—	—	—	(14)

Nine-Months Ended September 30, 2021
Total assets	1,189,868	443,084	14,210	(635,310)	1,011,852
Revenue	144,380	316,655	36,145	(3,357)	493,823
Operating income (loss)	(35,604)	8,234	2,613	—	(24,757)
Depreciation and amortization	2,855	76	17	—	2,948
Interest expense	(6,651)	(1,451)	(5)	—	(8,107)
Change in derivative liability	(8,774)	—	—	—	(8,774)

Nine-Months Ended September 30, 2020
Total assets	48,784	41,284	10,518	(26,871)	73,715
Revenue	39,314	281,242	28,657	(3,465)	345,748
Operating income (loss)	(15,733)	(935)	2,153	—	(14,515)
Depreciation and amortization	1,450	111	6	—	1,567
Interest expense	(3,581)	(1,605)	(1)	—	(5,187)
Change in derivative liability	7	—	—	—	7
Gain on early extinguishment of debt	188	—	—	—	188

(1)	Intercompany investment balances related to the acquisitions of RideNow, Wholesale and Wholesale Express, LLC (“Wholesale Express”) and receivables and other balances related to intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.

NOTE 20 – SUBSEQUENT EVENTS

On November 8, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Freedom Agreement”) with the Sellers (as defined in the Freedom Agreement), Freedom Powersports Real Estate LLC (“FPS-RE”), and Trinity Private Equity Group, LLC, as the representative of the Sellers.

The Agreement provides that the Company will acquire 100% of the equity in the Acquired Companies (as defined in the Freedom Agreement) in exchange for proceeds, net of approximately $27,780 in mortgage debt at FPS-RE to be assumed or refinanced by RumbleOn, of approximately $100,000 (the “Net Proceeds”) through a combination of cash (the “Cash Consideration”) and up to 30% of the Net Proceeds in shares of the Company’s Class B common stock (the “Share Consideration”) to be valued at the 10-day VWAP (as defined in the Agreement) before closing. Ten percent (10%) of the Cash Consideration and ten percent (10%) of the Share Consideration and an additional $500 will be escrowed at the closing and will be released to Sellers in accordance with to the terms of the Freedom Agreement. The Company does not anticipate raising additional equity capital to finance the Cash Consideration.

Each of the Company and the Sellers has provided customary representations, warranties, and covenants in the Agreement. The completion of the transaction is subject to various closing conditions, including the receipt of all manufacturer consents to the transaction.

Both the Company and the Sellers’ Representative have the right to terminate the Freedom Agreement if the closing of the transaction does not occur on or before January 31, 2022, subject to rights of the parties to extend the termination date for up to three (3) consecutive periods of thirty (30) days, as set forth in the Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our most recent Annual Report on Form 10-K, as well as our Condensed Consolidated Financial Statements and the accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q ( this “Form 10-Q”).

Unless differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in this MD&A on a consolidated basis. Terms not defined in this MD&A have the meanings ascribed to them in the Condensed Consolidated Financial Statements included in this Form 10-Q. All dollars are reported in thousands, except per share amounts and per unit amounts.

Organization

RumbleOn was incorporated in October 2013 under the laws of the State of Nevada as SmartServer, Inc. In 2016, following the acquisition of SmartServer by RumbleOn founders Marshall Chesrown and Steven Berrard, we changed our name to RumbleOn, Inc. Since that time, we have grown our business through organic development and strategic acquisitions into the first and only true omnichannel powersports retailer. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people, in more places than ever before.

Overview

RumbleOn is the nation’s first technology-based omnichannel marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, national footprint of physical locations, and full line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, and make the transition between the two seamless.

We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of more than 40 company-owned retail distribution locations, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.

RumbleOn’s powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories. Facilitating our platform, RumbleOn’s retail distribution locations represent all major manufacturers (“OEMs”), including the OEMs and their representative brands, including those listed below.

RumbleOn’s OEMs and Representative Brands
BMW Motorrad USA	Polaris
Bombardier Recreational Products	Scarab
Can-Am	Sea-Doo
Ducati	Ski-Doo
Harley-Davidson	Slingshot
Honda	Speed UTV
Indian	SSR Motorsports
Kawasaki	Suzuki
Kayo Sports	Timbersled
KTM	Triumph
Manitou	Yamaha

RumbleOn leverages technology and data to streamline operations, improve profitability, and drive lifetime engagement by offering a best-in-class customer experience with unmatched omnichannel capabilities. Our omnichannel platform offers consumers the fastest, easiest, and most transparent transactions available in powersports. RumbleOn customers have access to the most comprehensive powersports vehicle offering, including the ability to buy, sell, trade, and finance online, in store at any of our bricks-and-mortar locations, or both. RumbleOn offers financing solutions for consumers; trusted physical retail and service locations; online or in-store instant cash offers, and access to pre-owned inventory; apparel, parts, service, and accessories; vehicle transportation and logistics; and virtual inventory listings from third-party partner dealers through our dealer platform. In addition to our powersports operations, we also operate in complementary businesses including the brokerage of vehicle transportation and the wholesale automotive business.

Going forward we plan to accelerate our growth via strategic acquisitions of well-run dealerships, continued expansion of our fulfillment center network, and the development of value-added ancillary product and service offerings (both physical and online) that provide our customers the opportunity to engage with our brands wherever and however they like.

Outlook

The onset of the Covid-19 pandemic in 2020 and associated impacts on economic activity had adverse effects on our results of operations and financial condition during the nine months ended September 30, 2021 and September 30, 2020. The rebound of our business began during the six-month period ended December 31, 2020 with our gross profit per vehicle rising as dealers saw higher industry-wide market prices and margins. These trends, exacerbated by significantly lower new vehicle production due to manufacturing slowdowns, computer chip shortages, and logistic/transportation impacts continued through September 30, 2021 and we expect these conditions to continue through the fourth quarter of 2021 (collectively, the reduced production, increase in gross margin per vehicle, supply chain mechanics, and related items, referred to in this Form 10-Q as “Demand/Supply Imbalances”). The effect of these Demand/Supply Imbalances required that we adjust our inventory management to align with market conditions, resulting in lower levels of inventory and lower unit sales during the period. As the impact of Covid-19 and Demand/Supply Imbalances abate over time, we anticipate that inventory purchasing levels and revenue will increase as we increase penetration in existing markets and add new dealers. Additionally, we expect industry-wide increased gross margin per vehicle to return to historical levels. We must note, however, that we can provide no assurance as to how quickly the adverse impacts of Covid-19 and the Demand/Supply Imbalances on these market trends will abate or what impact this may have on our business, operation, or financial results.

KEY OPERATING METRICS

We regularly review a number of key operating metrics to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. The Key Operations Metrics table below includes the results of the RideNow Entities exclusively for the month of September 2021. Please note that RideNow’s July and August results are not reflected in the presentation below. The RideNow Entities have certain lines of business, including new vehicle sales, material finance and insurance revenue, and parts and service revenue, that RumbleOn did not have prior to the RideNow Transaction. As such increases in these line items are primarily the result of the RideNow Transaction and that most period-over-period metrics and results of operations comparisons (as opposed to per unit amounts) reflect the impact of the RideNow Transaction (the “Acquisition Effect”).

Powersports and Automotive Segments

Revenue

Revenue is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service, and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels; automotive sales are almost exclusively via wholesale channels and therefore represent a very small portion of the F&I. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period. Subject to the lingering impact of Covid-19 and the resulting Demand/Supply Imbalances, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.

Gross Profit

Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-deal auction market, generally have lower margins and don’t include other ancillary gross profit attributable to financing and accessories. Factors affecting gross profit from period to period include the mix of new compared to used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or opportunistically raise or lower our prices relative to market to take advantage of supply or demand imbalances in our sales channels, which could temporarily lead to average selling prices and gross profits increasing or decreasing in any given channel.

Vehicles Sold

We define vehicles sold as the number of vehicles sold through both wholesale and retail channels in each period, net of returns. Vehicles sold is the primary driver of our revenue and, indirectly, gross profit. Vehicles sold also enables complementary revenue streams, such as financing. Vehicles sold increases our base of customers and improves brand awareness and repeat sales. Vehicles sold also provides the opportunity to successfully scale our logistics, fulfillment, and customer service operations.

Total Gross Profit per Unit

Total gross profit per unit is the aggregate gross profit of the Company in a given period, divided by units sold in that period including gross profit generated from the sale of the new and used vehicles, income related to the origination loans originated to finance the vehicle, commissions on sales of variable service contracts, revenue from guaranteed asset protection waiver coverage, gross profit on the sale of parts, accessories and merchandise, and gross profit generated from wholesale sales of vehicles.

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

Total Gross Profit Per Unit

Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third party vehicles transported.

Results of Operations

			RumbleOn Metrics (on a GAAP Basis)
			Three-Months Ended			Nine-Months Ended
			Sept 2021		Sept 2020	Sept 2021		Sept 2020

Powersports	Revenue	New retail vehicles	$42,943		$0	$42,943		$0
		Used vehicles
		Retail	19,926		311	19,926		$4,243
		Wholesale	20,423		6,992	58,438		34,399
		Total used vehicle revenue	40,349		7,303	78,364		38,642
		Finance and insurance, net	6,180		199	6,998		672
		Parts and service and other	16,075		0	16,075		0
		Total Revenue	$105,547		$7,502	$144,380		$39,314

	Gross Profit	New retail vehicles	$8,146		$0	$8,146		$0
		Used vehicles
		Retail	3,139		76	3,139		407
		Wholesale	3,712		1,620	12,829		4,541
		Total used vehicle gross profit	6,851		1,696	15,968		4,948
		Finance and insurance, net	6,180		199	6,998		672
		Parts and service and other	7,230		0	7,230		0
		Total gross profit	$28,407		$1,895	$38,342		$5,620

	Vehicle Sales	New retail vehicles	2,485		0	2,485		0
		Used vehicles
		Retail	1,336		30	1,336		455
		Wholesale	1,669		717	5,086		3,968
		Total used vehicles	3,005		747	6,422		4,423
		Total vehicles sold	5,490		747	8,907		4,423

	Revenue per vehicle	New retail vehicles	$17,281		$0	$17,281		$0
		Used vehicles
		Retail	$14,915		$10,365	$14,915		$9,325
		Wholesale	$12,239		$9,752	$11,491		$8,669
		Used vehicle	$13,429		$9,777	$12,203		$8,737
		Finance and insurance, net	$1,617		$6,619	$1,831		$1,478
		Parts and service and other	$4,207		$0	$4,207		$0
		Total Revenue per vehicle	$27,623		$250,057	$37,786		$86,405

	Gross Profit per vehicle	New retail vehicles	$3,278	$	N/A	$3,278	$	N/A
		Used vehicle	$2,280		$2,271	$2,487		$1,119

		Finance and insurance	$1,617		$6,619	$1,831		$1,478
		Parts and service	$1,892		$0	$1,892		$0
		Total Gross Profit[2]	$5,542		$63,178	$8,142		$12,353

Automotive		Revenue	$105,298		$99,315	$316,655		$281,242
		Gross Profit[3]	$6,525		$12,842	$22,905		$12,459
		Vehicles sold	3,028		3,516	8,822		10,954
		Revenue per vehicle	$34,775		$28,247	$35,894		$25,675
		Gross Profit per vehicle	$2,155		$3,652	$2,596		$1,137

Transportation		Revenue	$11,597		$11,415	$36,145		$28,657
		Gross Profit	$2,455		$2,067	$6,829		$5,867
		Vehicles transported	20,284		21,238	62,693		61,456
		Revenue per vehicle transported	$572		$537	$577		$466
		Gross Profit per vehicle transported	$121		$97	$109		$95

Total Company	Financial Overview	Revenue
		Powersports	$89,472		$7,502	$128,305		$39,314
		Automotive	105,298		99,315	316,655		281,242
		Transportation and logistics	11,597		11,415	36,145		28,657
		Parts and service and other	16,075		0	16,075		0
		Total revenue	$222,442		$118,232	$497,180		$349,213
		Gross Profit
		Powersports	$21,176		$1,895	$31,112		$5,621
		Automotive	$6,525		$12,842	$22,905		$12,459
		Transportation and logistics	$2,455		$2,067	$6,829		$5,867
		Parts and service and other	$7,230		0	$7,230		0
		Total Gross Profit	$37,387		$16,804	$68,076		$23,947
		Effects of the Nashville Tornado	—		7,879	—		(1,215)

		Gross Profit as reported in the Consolidated Statements of Operations[3]	337,387		16,804	68,076		23,947

		Total SG&A	$37,564		$13,279	$69,077		$42,510

		Net Income (Loss) before Income Tax	$(33,227)		$1,487	$(41,066)		$(19,507)

		Adjusted EBITDA	$3,616		$4,720	$6,679		$(3,142)

	Unit Metrics	Vehicles Sold
		Retail	3,821		30	3,821		455
		Wholesale	4,697		4,233	13,908		14,922
		Total Vehicles Sold	8,518		4,263	17,729		15,377
		Revenue per Unit Sold
		Retail	$18,071		$16,984	$18,285		$10,803
		Wholesale	$26,768		$25,114	$26,970		$21,191
		Other	$3,249		$2,678	$2,946		$1,864
		Total Revenue	$26,116		$27,734	$28,044		$22,747
		Gross Profit per Unit
		Retail	$4,571		$9,163	$4,785		$2,373
		Wholesale[3]	$2,179		$1,555	$2,569		$1,221
		Other	$1,137		$485	$3,679		$382
		Total Gross Profit	$4,389		$2,094	$3,840		$1,636

(1)	Per unit values calculated as revenue or gross profit, as applicable, divided by its respective units sold, except the other and total categories, which are divided by total used units sold.
(2)	Total Gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, used vehicle, and finance, and insurance gross profit by total retail vehicle unit sales.
(3)	Automotive gross profit included an inventory reserve adjustment on $7,879 related to the Nashville Tornado.

Results of Operations

POWERSPORTS

Revenue

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Total powersports revenue, including F&I and PSA, increased by $98,045 to $105,547 for the three-months ended September 30, 2021 compared to $7,502 for the same period in 2020. The Acquisition Effect specific to new vehicles, F&I, and PSA revenue accounted for approximately $65,000 of the increase, with the balance attributable to a 2,258 increase in the number of used vehicles sold coupled with a 37.4% increase in the revenue per used unit sold from $9,777 to $13,429. The total number of vehicles sold increased by 4,743 to 5,490 for the three-months ended September 30, 2021. Exclusive of F&I and PSA, revenue per new unit was $17,281. In addition to the Acquisition Effect, the Demand/Supply Imbalances contributed to the increase in the number of used vehicles sold as well as the increase in the average selling price of such units.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Total powersports revenue, including F&I and PSA, increased by $105,066 to $144,380 for the nine-months ended September 30, 2021 compared to $39,314 for the same period of 2020. The Acquisition Effect specific to new vehicles, F&I, and PSA revenue accounted for approximately $65,000 of the increase, with the balance attributable to a 1,999 increase in the number of used vehicles sold coupled with a 39.7% increase in the revenue per used unit sold from $8,737 to $12,203. The total number of vehicles sold increased by 4,484 to 8,907 for the nine-months ended September 30, 2021. Exclusive of F&I and PSA, revenue per new unit was $17,281. In addition to the Acquisition Effect, the Demand/Supply Imbalances contributed to the increase in the number of used vehicles sold as well as the increase in the average selling price of such units.

Gross Profit

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Powersports vehicles gross profit, including F&I and PSA, increased by $26,512 to $28,407 for the three-months ended September 30, 2021 compared to $1,895 for the same period of 2020. The increase in gross profit was primarily due to 4,743 unit increase in the total vehicles sold in 2021 compared to 2020 and the Acquisition Effect specific to new vehicles, F&I, and PSA which accounted for $21,357 of the increase and supplemented a 0.4% increase in gross profit per used vehicle. Total used vehicle gross profit, exclusive of F&I and PSA, increased by $5,155 based on a 2,258 increase in the number of used vehicles sold.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Powersports gross profit, including F&I and PSA, increased by $32,722 to $38,342 during the nine-months ended September 30, 2021 compared to $5,620 for the same period of 2020. This increase in gross profit was primarily due to the Acquisition Effect specific to new vehicles, F&I, and PSA which accounted for $21,702 of the increase.

AUTOMOTIVE

Revenue

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Total automotive vehicle revenue increased by $5,983 to $105,298 for the three-months ended September 30, 2021 compared to $99,315 for the same period in 2020. The increase in automotive revenue was primarily due to a 23.1% increase in revenue per vehicle which partially offset a decrease of 488 vehicles sold.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Total automotive vehicle revenue increased by $35,413 to $316,655 for the nine-months ended September 30, 2021 compared to $281,242 for the same period of 2020. The 12.6% increase in revenue occurred despite a 19.5% decrease in the total number of automotive units sold from 10,954 to 8,822. The revenue per vehicle for the nine-months ended September 30 2021 was $35,894 as compared to $25,675 for the nine-months ended September 30, 2020, a 39.8% year-over-year increase resulting from the effects of Demand/Supply Imbalances, the Nashville Tornado, and the 2020 effect of shelter-in-place orders and other responses to Covid-19.

Gross Profit

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Automotive vehicle gross profit, excluding the benefit of the 2020 impairment accounting relative to the Nashville Tornado, decreased by $6,317 to $6,525 for the three-months ended September 30, 2021 compared to the same period in 2020. The decrease was attributable to a 49.2% increase in the gross profit per vehicle from $3,652 to $2,155 offset by a decrease in the number of units sold.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Automotive vehicle gross profit, excluding the benefit of the 2020 impairment accounting relating to the Nashville Tornado, profit increased by $10,446 to $22,905 for the nine-months ended September 30, 2021. The increase was attributable to the continued impact of the Demand/Supply imbalances. On a comparable basis, the gross profit per vehicle sold has increased from $1,137 to $2,596.

VEHICLE LOGISTICS AND TRANSPORTATION SERVICES

Revenue

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Total revenue, inclusive of intercompany freight services provided to Wholesale of $1,228, which is eliminated in the Condensed Consolidated Financial Statements, increased by $182 to $11,597 for the three-months ended September 30, 2021 compared to $11,415 for the same period in 2020. The increase in total revenue for the period ended September 30, 2021 resulted from the transport of 20,284 vehicles and revenue per vehicle transported of $572 compared to revenue from the transport of 21,238 vehicles and revenue per vehicle transported of $537 for the same period of 2020. The 4.5% decrease in the number of units transported was offset by a 6.4% increase in the average revenue per unit shipped, primarily driven by the continued Demand/Supply imbalances and proactive pricing management.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Total revenue, inclusive of intercompany freight services provided to Wholesale of $3,357, which is eliminated in the Condensed Consolidated Financial Statements, increased by $7,488 to $36,145 for the nine-months ended September 30, 2021 compared to $28,657 for the same period in 2020. The increase in total revenue for the nine-month period ended September 30, 2021 resulted from the transport of 62,693 vehicles at revenue per vehicle transported of $577 compared to revenue from the transport of 61,456 vehicles at a revenue per vehicle transported of $466 for the same period of 2020. The continued Demand/Supply Imbalances and proactive pricing by management contributed to these increases.

Gross Profit

Three-Months Ended September 30, 2021 Compared to September 30, 2020. Total gross profit for the three-months ended September 30, 2021 increased $388 to $2,455, or $121 per vehicle transported, as compared to $2,067, or $97 per vehicle transported for the same period in 2020. The increased gross profit was attributed to an increase in revenue per vehicles transported as well as higher gross profit per vehicle transported.

Nine-Months Ended September 30, 2021 Compared to September 30, 2020. Total gross profit for the nine-months ended September 30, 2021 increased $962 to $6,829, or $109 per vehicle transported, as compared to $5,867 or $95 per vehicle transported for the same period in 2020. The increased gross profit was attributed to an increase in the number of vehicles transported, higher revenue per vehicle transported and gross profit per vehicle transported.

Selling, General and Administrative

	Three-Months Ended September 30		Nine-Months Ended September 30
	2021	2020	2021	2020
Selling general and administrative:
Compensation and related costs	$12,669	$7,169	$26,983	$20,496
Advertising and marketing	4,241	840	7,799	4,330
Technology development and software	686	180	1,513	1,037
Facilities	3,576	751	4,774	1,718
General and administrative	16,392	4,339	28,008	14,929
	$37,564	$13,279	$69,077	$42,510

Selling, general and administrative expenses increased by $24,285 and $26,567, respectively, for the three and nine-months ended September 30, 2021 compared to the same periods in 2020. In each case other than technology development and software, the increases were the result of the Acquisition Effect, with over 1,800 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 40+ new locations from the RideNow acquisition. In the case of technology and development, in the third quarter of 2021 we began some strategic technology projects focused on inventory management, infrastructure, and integration efforts. Notwithstanding the preceding, both the Nashville Tornado and the nationwide economic slowdown of Covid-19 late in the first quarter of 2020 lasting until the spring of 2021, resulted in artificially lower costs incurred in 2020.

Depreciation and Amortization

Depreciation and amortization increased by $1,181 and $1,381, respectively, for the three and nine-months ended September 30, 2021, compared to the same periods of 2020. Of the increase in both periods, $170 is to the amortization of right-of-use assets resulting from the RideNow Acquisition, and $614 of it is associated to various non-compete agreements entered into by Messrs. Tkach, Coulter and other shareholders or employees whom entered into non-compete agreements related to RideNow Transaction with an aggregate value of approximately $20,000, which amount will be amortized over an average life of thirty-six months.

Interest Expense

Interest expense increased by $3,089 and $2,920, respectively, for the three and nine-months ended September 30, 2021 compared to the same periods of 2020. In each such period, the primary driver of such increase is an increase of $125 of floor plan interest and the interest expense of $2,666 for the Oaktree Credit Facility, which included debt amortization of $509.

Loss Contingencies and Insurance Recoveries

On March 3, 2020, the Nashville Tornado caused significant damage to the Company’s facilities including contents and inventory held for sale. The Company maintains insurance coverage for damage to its facilities and inventory, as well as business interruption insurance. The loss was comprised of three components: (1) inventory loss, assessed by the insurance carrier at approximately $13,000; (2) building and personal property loss, primarily impacting our leased facilities, assessed by the insurance carrier at $2,783; and (3) loss of business income, for which the company has coverage in the amount of $6,000.

All three components of the Company’s loss claim have been submitted to its insurers. The Company’s inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer advanced $5,615 in July 2020 and $3,134 in July 2021. Therefore, the total payments received thus far against the final settlement are $8,750. The insurer has agreed to pay $2,778 on the building and personal property loss, reflecting limits of $2,783 net of a $5 deductible. The insurer has made interim payments on the building and personal property loss of $2,626. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250 against the final settlement. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the Nashville Tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. For the nine-months ended September 30, 2020, the Company recorded an impairment loss on inventory of $11,738 comprised of $4,454 for vehicles that were a total loss and $7,285 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the September 30, 2020, Condensed Consolidated Statements of Operations. Additionally, $178 of the net book value of the property and equipment destroyed by the Nashville Tornado was expensed.

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

New Notes

In connection with the issuance of the New Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $21 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.

The change in value of the derivative liability for the three and nine-months ended September 30, 2021 was $6,518 and $8,774, respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of September 30, 2021 and December 31,2020 was $41 and $17, respectively.

Oaktree Warrant

At inception of the Commitment Letter, the Company accounted for the Oaktree Warrant as a liability with the initial offset as a deferred financing charge as the Oaktree Warrant was issued in lieu of a commitment fee connected to the debt financing of the RideNow Transaction. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant changes in the fair value between March 12, 2021 and March 31, 2021. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Oaktree Warrants were considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Term Loan Credit Agreement. The recognition of the warrant liability and deferred financing charge are non-cash items.

Stock Based Compensation

In connection with the closing of the RideNow Transaction and the execution of the Executive Employment Agreements, the Company accelerated the vesting of and/or waived certain market-based share price hurdles for all then outstanding RSUs for all participants, which resulted in excess of $22,000 of incremental shares based compensation for both the three and nine-month periods ending on September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.

Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense (including debt extinguishment), depreciation and amortization, changes in derivative liabilities and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition related costs, PPP loan forgiveness, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three-months Ended September 30		Nine-months Ended September 30
	2021	2020	2021	2020
Net income (loss)	$(22,544)	$1,487	$(30,385)	$(19,507)
Add back:
Interest expense (including debt extinguishment)	4,577	1,488	8,107	4,999
Depreciation and amortization	1,717	536	2,948	1,567
Income tax benefit	(10,681)	—	(10,681)	—
Change in derivative liabilities	6,518	14	8,774	(7)
EBITDA	(20,413)	3,525	(21,237)	(12,948)
Adjustments:
Impairment loss on automotive inventory	—	—	—	11,738
Insurance recovery	—	—	—	178
Insurance proceeds	(3,135)	—	(3,135)	(5,615)
Stock-based compensation[1]	24,730	863	26,457	2,425
Acquisition costs associated with the RideNow Transaction	1,558	—	3,515	—
Other non-recurring costs	1,448	332	1,651	1,080
PPP loan forgiveness	(572)	—	(572)	—
Adjusted EBITDA	$3,616	$4,720	$6,679	$(3,142)

(1)	Stock based compensation includes the vesting of all then outstanding RSU awards upon the closing of the RideNow Transaction.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In addition, the Oaktree Credit Facility provides for up to $120,000 in additional financing beginning six-months after the Closing Date that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions and working capital purposes, under the terms set forth in such agreement. As previously disclosed, we took certain measures in response to the COVID-19 pandemic that included, rationalizing costs and expenses and adjusting inventory levels to align with sales trends. During the nine-months ended September 30, 2021, we completed two public offerings that provided net proceeds of $191,240 and obtained the Oaktree Credit Facility and initially provided net proceeds of $261,451 that was used to finance a portion of the cash consideration for the RideNow Transaction. Given these activities, and the acquisition of RideNow, we believe we have appropriate liquidity, access to capital and financial resources to support our operations and continue to expand our business.

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations. We will continue to evaluate the nature and extent of the impact to our business and our results of operations and financial condition as conditions evolve as a result of the Covid-19 pandemic and the resulting Demand/Supply Imbalances.

We had the following liquidity resources available as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Cash	$68,268	$1,467
Restricted cash (1)	3,049	2,049
Total cash, cash equivalents, and restricted cash	71,317	3,516
Availability under short-term revolving facilities	130,542	2,188
Committed liquidity resources available	$201,859	$5,704

(1)	Amounts included in restricted cash represent the deposits required under the Company’s short-term revolving facilities.

As of September 30, 2021 and December 31, 2020, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $373,492 and $53,109, respectively, summarized in the table below. See “Note 9 — Notes Payable,” “Note 10 –Convertible Notes,” and “Note 11 – Stockholders Equity” to our Condensed Consolidated financial statements included above.

	September 30, 2021	December 31, 2020
Asset-Based Financing:
Inventory	$87,175	$17,812
Total asset-based financing	87,175	17,812
Secured notes payable	280,000	2,391
Unsecured senior convertible notes	39,198	39,774
PPP and other loans	6,718	5,177
Total debt	413,091	65,154
Less: unamortized discount and debt issuance costs	(37,494)	(12,045)
Total debt, net	$375,597	$53,109

The following table sets forth a summary of our cash flows for the nine-months ended September 30, 2021 and September 30, 2020:

	Nine-months Ended September 30
	2021	2020
Net cash (used in) provided by operating activities	$(29,779)	$26,198
Net cash used in investing activities	(374,825)	(1,773)
Net cash provided by financing activities	472,405	(22,193)
Net increase in cash	$67,801	$2,232

Operating Activities

Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products and floor plan borrowings for our inventory purchases. Our primary use of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the nine-months ended September 30, 2021, net cash used in operating activities was $29,779, an increase of $55,977 in cash used in operating activities compared to net cash provided by operating activities of $26,198 for the nine-months ended September 30, 2020. This increase was principally due to the increase in inventory of $33,343 in 2021 compared to a decrease of $34,219 in inventory in 2020.

Investing Activities

Net cash used in investing activities increased $373,052 to $374,825 for the nine-months ended September 30, 2021 compared to $1,773 for the same period in 2020. Our primary use of cash for investing activities for the nine-months ended September 30, 2021 was the $365,946 net cash used for the RideNow Transaction, $1,266 used for technology development and $7,613 for purchases of other property and equipment to expand our operations.

Financing Activities

Cash provided by financing activities was $472,405 for the nine-months September 30, 2021, compared to net cash used in financing activities of $22,193. For the nine-months ended September 30, 2021, the increase of $494,598 in cash provided from financing activities was primarily due to the net proceeds of $36,796 received in connection with the April 2021 Offering, and the $261,451 and $154,438 in new senior secured debt and proceeds from the August 2021 Offering, respectively that were obtained to finance the cash consideration for the RideNow Transaction, and additional borrowings under our non-trade floor plans.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other matters

On September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Mr. Berrard, or as instructed by the estate of Mr. Berrard. Also, on August 30, 2021, the Audit Committee approved a gift of a death benefit to the estate of Mr. Berrard, or as instructed by the estate of Mr. Berrard, in an amount equal to (1) $1,500, which shall be paid in equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer each quarter over the same period ending June 30, 2024, if and when paid to the Chief Executive Officer in accordance with the Company’s Executive Incentive Program. The Company accrued the liability for such amounts during the three-months ended September 30, 2021.

Critical Accounting Policies and Estimates

See “Note 1 — Description of Business and Significant Accounting Policies,” included in Part I, Item 1, Financial Statements, of this Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2020. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2020 Form 10-K, other than the use of estimates for the Oaktree Warrant, as described above.

Forward-Looking and Cautionary Statements

This Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 31, 2021, and the risks discussed under the caption “Risk Factors” included in our definitive Proxy Statement on Schedule 14A filed with the SEC on July 1, 2021, and this Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

On August 31, 2021, the Company completed the RideNow Transaction. In accordance with the general guidance issued by the staff of the SEC, the RideNow Entities will be excluded from the scope of management’s report on internal control over financial reporting for the year ending December 31, 2021. As part of the ongoing integration of the RideNow Entities, we are in the process of incorporating the controls and related procedures of the RideNow Entities. Other than incorporating the RideNow Entities’ controls, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report fairly, in all material respects, our financial condition and results of operations as of and for the three and nine-months ended September 30, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 29, 2021, William Miller (the “Plaintiff”) filed a Complaint against the Company and its Board (collectively, the “Defendants”).  Plaintiff alleged violations of Sections 14(a) and 20(a) of the Exchange Act, 15 U.S.C. §§ 78n(a) and 78t(a), and Rule 14a-9 promulgated thereunder, 17 C.F.R. § 240.14a-9, in connection with the RideNow Transaction. The Plaintiff sought injunctive relief preliminarily and permanently enjoining Defendants from proceeding with, consummating, or closing the RideNow Transaction and any vote on the RideNow Transaction, unless and until Defendants disclosed and disseminate additional disclosures to Company shareholders. Plaintiff also sought rescission and rescissory damages if the RideNow Transaction closes, attorneys’ fees and costs, as well as a declaration that Defendants violated Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder. On July 30, 2021, the Company’s shareholders approved the issuance of the shares of Class B common stock in connection with the RideNow Transaction and related proposals. The Plaintiff did not serve Defendants with the Complaint and, on October 13, 2021, the Plaintiff voluntarily dismissed the Complaint without prejudice.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risks relating to the RideNow Transaction, which are discussed in our definitive Proxy Statement on Schedule 14A filed with the SEC on July 1, 2021, and as set forth below.

Risks Related to Covid-19 and Economic Activity

The Covid-19 pandemic and associated impacts on economic activity may have material adverse effects on our business, results of operations, financial condition, and cash flows.

The onset of the Covid-19 pandemic in 2020 and associated impacts on economic activity, including lower new vehicle production due to manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges, had adverse effects on our results of operations and financial condition during the nine months ended September 30, 2021 and September 30, 2020. We expect these conditions to continue through the fourth quarter of 2021. The effect of these Demand/Supply Imbalances required that we adjust our inventory management to align with market conditions, resulting in lower levels of inventory and lower unit sales during the period. The Covid-19 pandemic and associated impacts on economic activity may have material adverse effects on our business, results of operations, financial condition, and cash flows, and we can provide no assurance as to the duration of the adverse impacts of Covid-19 and the Demand/Supply Imbalances on our business, operation, or financial results.

Risks Related to the Combined Company following the RideNow Transaction

RumbleOn may experience difficulties integrating RideNow’s businesses.

Achieving the anticipated benefits of the RideNow Transaction will depend in significant part upon RumbleOn integrating the RideNow Entities’ businesses, operations, processes, and systems in an efficient and effective manner. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration may not be realized. The companies may not be able to accomplish the integration process smoothly, successfully, or on a timely basis. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. The companies operate numerous systems and controls, including those involving management information, accounting and finance, legal and regulatory compliance, inventory intake and control, sales, billing, employee benefits, and payroll. The integration of operations following the RideNow Transaction requires the dedication of significant management and external resources, which may temporarily distract management’s attention from the day-to-day business of the combined company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business and results of the combined company. Any inability of management to successfully and timely integrate the companies could have a material adverse effect on the business and results of operations of the combined company.

The RideNow Entities were not subject to Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) regulations and, therefore, they may lack the internal controls of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

The RideNow Entities were not previously subject to Sarbanes-Oxley Act regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Our assessment of our internal control over financial reporting as of September 30, 2021 did not include the internal control structure of the RideNow Entities, which were acquired during our quarterly period ended September 30, 2021.

Although our management will continue to review and evaluate the effectiveness of our internal control over financial reporting in light of the RideNow Transaction, we cannot provide any assurance that there will be no significant deficiencies or material weaknesses in the internal control environment of the RideNow Entities. Any significant deficiencies or material weaknesses in the internal control environment of the RideNow Entities may cause significant deficiencies or material weaknesses in our internal control over financial reporting, which could have a material adverse effect on our business and our ability to comply with Section 404 of the Sarbanes-Oxley Act.

If we are unable to maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.

We are in the process of integrating our internal control over financial reporting and our other control environments with those of the RideNow Entities. In the course of integration, we may encounter difficulties and unanticipated issues combining our respective accounting systems due to the complexity of our financial reporting processes. We may also identify errors or misstatements that could require accounting adjustments. If we are unable to integrate and maintain effective internal control over financial reporting of the combined company, timely or at all, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Steven R. Berrard, the Company’s former Chief Financial Officer and a director, or as instructed by the estate of Mr. Berrard. These shares were issued in lieu of restricted stock units that Mr. Berrard would have received in connection with the consummation of the RideNow Transaction and in recognition of Mr. Berrard’s significant contributions to the RideNow Transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Second Amendment to Plan of Merger and Equity Purchase Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2021).
3.1	Amendment to the Amended Bylaws of RumbleOn, Inc., dated August 31, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
3.2	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.1	First Amendment to Warrant to Purchase Class B Common Stock, dated July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2021).
10.2	Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).
10.3	Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.4	First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.5+	Executive Employment Agreement, dated August 31, 2021, between Marshall Chesrown and RumbleOn, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.6+	Executive Employment Agreement, dated August 31, 2021, between William Coulter and RumbleOn, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.7+	Executive Employment Agreement, dated August 31, 2021, between Mark Tkach and RumbleOn, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.8+	Executive Employment Agreement, dated August 31, 2021, between Peter Levy and RumbleOn, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.9+	Executive Employment Agreement, dated August 31, 2021, between Beverley Rath and RumbleOn, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: November 15, 2021	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Beverley Rath
Beverley Rath
Interim Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)