Form 10-K
period 2021-12-31
RumbleOn, Inc.
filed 2022-04-08
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________
Commission file number 001-38248
RumbleOn, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
901 W Walnut Hill Lane Irving Texas	75038
(Address of Principal Executive Offices)	(Zip Code)
(214) 771-9952
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value	RMBL	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $119.6 million.
The number of shares of Class B Common Stock, $0.001 par value, outstanding on April 5, 2022 was 15,930,740 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on April 5, 2022.
Portions of the registrant’s proxy statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021 are incorporated herein by reference in Part III.

Annual Report on Form 10-K
for the Year Ended December 31, 2021

Annual Report on Form 10-K
for the Year Ended December 31, 2021
ITEM 1.    BUSINESS.
In this Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), "we," "our," "us," "RumbleOn," and the "Company" refer to RumbleOn, Inc. and its consolidated subsidiaries at December 31, 2021, unless the context requires otherwise.
Forward-Looking and Cautionary Statements
This 2021 Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include, but are not limited to, those discussed in this 2021 Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.
Market and Industry Data
Some of the market and industry data contained in this 2021 Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Our Company
RumbleOn is the nation's first, largest, and only publicly-traded, technology-based Omnichannel platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people in more places than ever before. We are transforming the powersports customer experience by giving consumers what they want—a wide selection, great value and quality, transparency, and an easy, friction-free transaction. Every element of our business, from inventory procurement to fulfillment to overall ease of transactions, whether online or on-site at one of our now 55 retail locations or experience centers, has been built for a singular purpose – creating a customer experience without peer in the powersports industry.
Although our primary focus is on disrupting the customer experience in the powersports industry, we participate in the automotive industry through our wholly-owned distributors of used automotive inventory, Wholesale, Inc. ("Wholesale Inc") and Got Speed, Inc. (“Got Speed”). Our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers.
Incorporated in Nevada in 2013 as a development stage company, we have been building the RumbleOn brand and vision since 2016. Led by our co-founder, chairman, and Chief Executive Officer Marshall Chesrown, we have achieved and built upon key milestones:
•April 2017: launched RumbleOn.com.
•October 2017: celebrated our initial listing on The Nasdaq Stock Market.
•October 2018: acquired Wholesale Inc and Wholesale Express.
•August 2021: acquired the RideNow companies (the “RideNow Transaction”), a collection of 41 retail powersports locations with a geographic footprint spanning primarily the Sunbelt.

•September 2021: processed the first powersports vehicle through our Orlando Fulfillment Center.
•February 2022: completed the initial funding of our captive consumer finance facility for RumbleOn Finance.
•February 2022: acquired Freedom Powersports (the “Freedom Transaction”), adding ten retail locations in Texas, one in Alabama and two in Georgia.
•February 2022: appointed seasoned finance executive, Narinder Sahai, as Chief Financial Officer and appointed RumbleOn’s President, Peter Levy, to President and Chief Operating Officer.
•February 2022: unveiled the regional management structure, anchored by tenured team members of RideNow.
These key events well-position RumbleOn as the first mover in transforming the powersports industry through our customer experience focused, technology-based, Omnichannel platform.
Our Industry and Opportunity
We operate primarily in the powersports industry, offering significant scale and breadth of products and our Omnichannel platform from which we will provide our only of its kind powersports customer experience. From our view, powersports includes motorcycles, side-by-sides, ATV, UTV, snowmobile, and personal watercraft ("PWC"). Add in boats and traditional RVs and, according to the US Census Bureau, the total value of the powersports market for traditional retail dealers was approximately $70 billion in 2017. Notably, however, the Census Bureau statistics do not account for a huge peer-to-peer market in used powersports, which RumbleOn believes represents up to 70% of used powersports transactions, providing RumbleOn an outstanding inventory sourcing opportunity and creating a total addressable powersports market in excess of $100 billion.
The powersports marketplace in the United States is highly fragmented. We face competition from traditional franchised dealers who sell both new and used vehicles; independent used powersports dealers; online and mobile sales platforms; and private parties. We believe that the principal competitive factors in our industry are delivering an outstanding consumer experience, competitive sourcing of quality inventory, breadth and depth of product selection, and value pricing.
Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in powersports sales includes our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our Omnichannel platform. We provide customers the opportunity to experience RumbleOn's offerings online, in-store, and through our mobile app, or any combination of those three options. Our ability to make a cash offer to purchase a vehicle with our customer-friendly purchase process, and our breadth of selection of the most popular makes and models available online and in-store provides a competitive sourcing and sales.

RumbleOn's Solution - Creating the Future of Powersports
RumbleOn is creating a best-in-class experience in powersports for our customers. Doing so requires offering an unmatched choice and selection and replicating an outstanding customer experience throughout the lifecycle of powersports ownership, one customer at a time.
Customers come to RumbleOn's 55 retail locations as well as our more than 60 websites to shop for new and quality used powersports products and soon for parts, accessories and merchandise. We address the entire powersports market. We are reimagining and revolutionizing the customer experience on the technology-led Omnichannel RumbleOn platform, and we are doing so for everyone — from the enthusiast to the novice, and everyone in between – with a focus on four key initiatives:
•Creating an end-to-end ownership experience enables building lifelong connectivity to our customers in several ways, and the experience we are building is not just about the initial transaction. We are also focused on the touch points that continue to keep our customers engaged throughout their powersports ownership experience. Quality assurance, clear and consistent pricing, professional pickup and delivery, customization, after sale service, and guarantees are just a few of the ways we are building a reliable and consistent customer experience. Our offerings —and our entire customer experience —are designed to turn a single transaction into a lifetime relationship.
•Providing the best selection of high-quality inventory enables us to address the 'wants' of all powersports customers coast to coast. We are well-positioned to acquire high-quality used vehicles through the strength of our online Cash Offer Tool, a unique and important competitive advantage for RumbleOn. Affording our consumers the ability to visit a retail location and receive cash for their used powersports unit instantaneously gives them peace of mind, and provides us the opportunity to drive a meaningful amount of incremental used inventory onto our platform. We are also leveraging robust data from the Cash Offer Tool and now from 55 RideNow and Freedom Powersports retail locations to ensure that the right vehicle is in the right place at the right time —with the right price.
•Becoming the premier destination for used powersports vehicles and introducing more used inventory into our showrooms as well as online attracts new customers to our platform and, most importantly, new riders to the industry due to affordability. On a comparable pro forma basis in Q4 2021, we increased the number of used retail powersport units sold by 87% year-over-year at the RideNow locations. We are focused on both new and used; however, the opportunity to dramatically increase the number of used retail powersports units presents our greatest near-term opportunity. In the current new vehicle supply-constrained environment, we can better control used inventory than new because used is not dependent on a manufacturer's production or distribution constraints. In fact, our broad access to used inventory is — and will continue to be— an important differentiator for RumbleOn in any market environment.
•Offering powersports financing through our wholly-owned captive consumer finance subsidiary RumbleOn Finance is another way we are making powersports ownership easy and accessible to more of our customers. RumbleOn Finance provides an opportunity to bring new entrants to the powersports space by offering competitive financing solutions, especially for those customers for whom financing from traditional financial institutions or manufacturers is not readily available. In the future, our paperless online transactions will further enhance our unmatched, true Omnichannel experience and create incremental sales with no geographic boundaries.
Our Growth Strategies
The key metric to our powersports business is retail vehicle unit sales, both online or in-store. Unit sales drives revenue and provides the opportunity to build additional revenue through financing, parts, merchandise, and accessories, each of which are higher margin revenue streams. As we mature, and expand our Omnichannel customer experience, we will create additional opportunities to expand revenue streams. However, additional revenue opportunities begin with retail vehicle unit sales and, as a result, our growth strategy is focused on this metric.
Our ability to increase vehicle unit sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brands by offering great value, transparency, and an outstanding customer experience.
Optimize Our Inventory Selection and Centralization
We will continue to optimize and broaden the selection of new and used powersports vehicles we make available to our customers. Expanding our inventory selection enhances the customer experience by ensuring each visitor, either online or in-store, finds a vehicle that matches his or her preferences. Optimizing our new inventory significantly depends on the allocations of our manufacturers ("OEM"). Optimizing our used inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles directly from our customers.
We are also implementing a fulfillment system with near real-time inventory replenishment to make the right powersports unit available in the right quantities at the right locations. This centralization of inventory will launch company-wide virtual selling through access to all company-owned inventory and not just what might be available at an individual location. This will increase the probability that our customers can find their powersports unit on our platform, thereby enhancing the customer experience while eliminating geographic boundaries. With digital inventory integration and over 60 individual websites that share content, RumbleOn will be top-of-mind for powersports searches. All of the technology infrastructure required is under development and will be implemented throughout 2022 and beyond.
Continue to Innovate and Extend Our Technology Leadership
We will continue to make significant investments in improving and adding to our online customer offering. We believe that the complexity of the traditional powersports retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further enhancing the customer experience.
From our founding, we have been laying the groundwork to offer a friction-free and fully integrated customer experience both online and in-store. We are building the technology engine to enable this integration, while methodically expanding our retail footprint. We plan to begin rolling out our new and innovative technology throughout 2022 and will continuously make improvements to our technology offering.
In order to truly rebuild the customer experience, we are investing to build the technology engine across the organization. Our Cash Offer Tool is supplying proprietary data on hundreds of thousands of unique Vehicle Identification Number (VIN) inputs, in addition to actual retail sales and transaction data from RideNow and Freedom Powersports' databases. Marrying this data creates a data-driven "market maker" that does not exist in the industry today. Integrating real-time pricing and sales data from in-store transactions will also enable us to further optimize offers and pricing.
Expand Our Geographic Markets
Beyond innovative technology and inventory integration, we will use our retail locations to augment the online experience—and vice versa —to offer a simple, friction-free customer experience. A key component to transforming the customer experience to support our growth strategy is enhancing the in-store experience and we are strategically expanding our geographic retail footprint. Since the business combination with RideNow, we have acquired 14 additional retail locations and are currently operating in 55 retail locations, as shown below.

RumbleOn's 55 Retail Locations

Represents Retail Locations

Growing Geographic Footprint Primarily Spanning The Sunbelt

We employ three primary considerations for expanding our bricks-and-mortar presence: (1) find great people, (2) identify desired geography, and (3) implement appropriate and balanced brand mix.
Finding Great People. We believe any great customer experience in powersports begins with great people providing consumers the opportunity to fulfill their passion. From our executive team to our customer facing professionals to our back-office and corporate personnel, the RumbleOn team is singularly focused on transforming the customer experience in powersports, both online and in-store. As we expand our physical presence, whether through new retail locations or as we build out our fulfillment “experience” centers, finding great people who believe in our mission.
Identifying Desired Geography. We believe desired geography means more than finding new markets; it also means making sure we can put the right powersports vehicle in the right place at the right price to maximize our return on the asset. This is a key goal of our fulfillment “experience” centers and we anticipate to roll out two such centers during 2022, first in the Dallas Metroplex and then potentially in Arizona, Nevada, Northeast or Florida markets. And of course, we are always looking for strategic acquisition candidates, whether a large group such as Freedom Powersports or a key tuck-in opportunity to improve the capabilities of an existing location.
Implementing Appropriate Brand Mix. Powersports retail provides the opportunity to put many different new brands under one roof along the proper mix of used inventory. Of course, having that opportunity and taking advantage of that opportunity correctly are two different things. In this current supply-constrained environment, we can better control used inventory than new because used is not subject to manufacturers’ production or distribution constraints. We intend to leverage our key used inventory sourcing advantage to keep our retail locations fully stocked with the right mix of preferred brands based on market share, and thereby further enhance the customer experience.
Develop Broad Consumer Awareness of Our Brand
Important to the future of RumbleOn's brand is creating a unified customer experience across all locations, and the foundation will be our technology, our infrastructure, and our corporate culture. We recently unveiled our new regional management structure, with a new National Senior Vice President of Retail overseeing six Regional Directors who will lead the daily operations of multiple facilities primarily based on geographic location. These Regional Directors will share best practices in customer service and general operations to enhance the overall performance of our retail locations. This new regional management structure is well-aligned with our growth initiatives and will provide a stable footing for our continued growth. We are in the early days of the rollout, but we are encouraged by the impact on performance and the excitement it has clearly created.
RumbleOn Technology
Innovative technology continues to underpin every endeavor at RumbleOn through our ongoing mission to disrupt the powersports industry and our focus on the customer experience. We leverage technology and data to drive change. At a high-level, we believe there are two main areas where leveraging these innovations provides us a competitive advantage and improves the customer experience: (1) our proprietary supply chain and distribution software and (2) our Omnichannel and mobile-first web application.
(1) RumbleOn's proprietary supply chain and distribution software:
•Looks at the overall supply chain and reconfigures inventory for the purpose of acquisition and distribution. Our technology aggregates multiple data sources in real-time, tracking and cataloging inventory across the country.
•Analyzes real-time market data to inform our acquisition decisions, continually capturing and archiving such data using advanced algorithms to calibrate pricing and estimate freight and reconditioning expenses. The values are then used in our Cash Offer Tool to quickly determine a fair and reasonable, non-negotiable offer.
(2) RumbleOn's Omnichannel and mobile-first web application strategy:
•Enhances our website and mobile application to provide a compelling customer experience, from the front-end user interface and powerful search tools to enabling secure data, document, and payment exchanges between parties. We also optimize search engine marketing to provide a lower overall cost of customer acquisition.
To deliver our supply chain software and Omnichannel strategies, RumbleOn leverages its proprietary and exclusive-use technology portfolio, which includes:
•a series of modeling tools & technologies for consolidating internal and external data to provide profitability estimates for inventory available for purchase;
•a proprietary series of inventory management and business intelligence technologies that tracks the lifecycle of a vehicle from acquisition through delivery;
•an automated photography technology that combines high-quality photos to produce an interactive, 360-degree virtual tour of the vehicle;
•a catalog of website that includes advanced filtering and search technology that assist multi-lead generation across participating partners;
•a dedicated financing company for leveraging leads for faster turn on sales and delivery; and
•a proprietary transportation management system and assignment technology to optimize the transport of purchased inventory for acquisition and dealer distribution.
In addition to our proprietary/exclusive use technology, we also rely on third party technology, including the following:
•a cloud based network infrastructure for hosting websites and inventory data;
•software libraries, development environments, and tools;
•services to allow customers to digitally sign contracts; and
•customer service call center management software.
In short, our business is driven by data and technology at all stages of the process, from acquisition, inventory purchasing, reconditioning, photography, transportation, and annotation through physical through online merchandising, sales, financing, trade-ins, logistics, and delivery.

We protect our technology and other intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patented technology, and contractual provisions and restrictions on access and use of our proprietary information and technology. We have a portfolio of trademark registrations in the United States, including registrations for "RumbleOn," the RumbleOn logo, "RideNow," and the RideNow logo. We are the registered holder of a variety of domestic and international domain names, including "rumbleon.com."
Operational Structure
The following chart summarizes our organizational structure as of December 31, 2021, but includes Freedom Powersports, which we acquired on February 18, 2022. This chart is provided for illustrative purposes only and does not reflect all legal entities owned or controlled by us:

RumbleOn's Operational Structure

RumbleOn, Inc
Powersports
Automotive
Logistics and Transportation Services
RumbleOn Finance
Corporate Shared Services
RumbleOn
RideNow
Freedom Powersports
Wholesale Inc.
GotSpeed
Wholesale Express

Seasonality
Historically, both the powersports and automotive industries have been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase typically in the spring season, coinciding with tax refunds and improved weather conditions. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, net income (loss), and cash flow to vary accordingly. Over time, we expect to normalize to seasonal trends in both segments, using data and logistics to move inventory to the right place, at the right time, at the right price.
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
Vehicle Sales. Our sale and purchase of vehicles, both new and pre-owned, related products and services and third-party finance products, are subject to the state and local dealer licensing requirements in the jurisdictions in which we have retail or wholesale locations. Regulators of jurisdictions where our customers reside, but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions in which we do not have a physical presence, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.
Consumer Finance. The financing we offer customers is subject to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers, of whether RumbleOn Finance or a third-party is the entity extending credit to such customers. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state.
Logistics and Transportation. Our Wholesale Express logistics operations, which brokers and facilitates the transportation of vehicles primarily between and among dealers, is subject to motor-carrier rules and regulations promulgated by the United States Department of Transportation ("DOT") and the states through which their customers' vehicles are transported. Additionally, the vendors whom Wholesale Express relies upon are subject to federal and state regulation concerning transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of serves. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service may increase the costs charged to Wholesale Express by its vendors, which may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our Wholesale Express operations.
Environmental Laws and Regulations. We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern material storage, air quality, waste handling, and water pollution control. The regulations also regulate our use and operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control.
Facilities and Personnel. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety, and our employment practices are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We may also be liable for employee misconduct and violations of laws or regulations to which we are subject.
Federal Advertising Regulations. The Federal Trade Commission ("FTC") has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.
Federal Antitrust Laws. The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we may obtain from dealers may be sensitive and, if disclosed inappropriately, could potentially be pre-owned by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our business.
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
Other. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and the listing rules of The Nasdaq Stock Market ("Nasdaq"). The violation of any of these laws or regulations could result in administrative, civil, or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
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
Employees
As of December 31, 2021, we had approximately 1,949 full time and 70 part-time employees.
Available Information
Our Internet website is www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC maintains a website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

ITEM 1A.    RISK FACTORS.
Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this 2021 Form 10-K and in our other public disclosures. If any of the following risks occurs, our business, financial condition, results of operations, cash flows, or prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations for future financial performance and the trading price of our Class B common stock could decline.
Risks Relating to Our Business
We are subject to the auditor attestation requirement on the assessment of our internal control over financial reporting for our year ended December 31, 2021 and we and our auditors have identified material weaknesses in our internal control over financial reporting as disclosed in this 2021 Form 10-K.
The Company is now subject to the requirement to include in this 2021 Form 10-K our auditor’s attestation report on its assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“SOX”). We and our auditors have identified deficiencies in our internal control over financial reporting as disclosed in this 2021 Form 10-K as required under Section 404 of SOX. As some of these deficiencies are deemed material weaknesses in internal control over financing reporting, our auditors have issued an adverse opinion in their assessment of our internal control over financial reporting. The issuance of an adverse opinion regarding our internal control over financial reporting could adversely impact investor confidence in the accuracy, reliability, and completeness of our financial reports.
We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. In connection with the preparation of our consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting have been identified:
•Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of our financial statements.
•Controls over the period end close process, including the review and approval process of journal entries, balance sheet account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.
•Documentation and design of controls over the recording and reconciliation of inventory.
•Review of key assumptions and estimates related to purchase accounting for significant acquisitions.
•The control environment, risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated in a timely manner.
If we are unable to effectively remediate these material weaknesses and maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
The RideNow and Freedom Powersports entities we acquired were not subject to SOX regulations and they may lack the internal control over financial reporting required of a public company, which could ultimately affect our ability to ensure compliance with the requirements of Section 404 of SOX.
The RideNow and Freedom Powersports entities we acquired were not previously subject to SOX regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under SOX. Our management's assessment of internal control over financial reporting and the auditor attestation, both included in this 2021 Form 10-K, did not include or address the internal control environment of the RideNow entities, which were acquired during the quarterly period ended September 30, 2021, or the Freedom entities, which were acquired during the quarterly period ending March 31, 2022.
We are in the process of integrating our internal control over financial reporting and our other control environments with those of the acquired RideNow and Freedom Powersports entities. In the course of integration, we may encounter difficulties and unanticipated issues combining our respective accounting systems due to the complexity of our financial reporting processes. We may also identify errors or misstatements that could require accounting adjustments. If we are unable to integrate and maintain effective internal control over financial reporting, timely or at all, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class B common stock may decline.
Powersports consumers may not accept our transformative business model.
As described throughout this 2021 Form 10-K, we are transforming the traditional powersports customer experience and building the first and only true Omnichannel experience in the industry. If customers do not accept our products, services, and offerings we may not benefit from the investments needed to build this transformative customer experience to the extent anticipated or at all. Also, in building the first and only true Omnichannel experience, we expect to incur significant expenses and face various other challenges, such as expanding our customer experience team and building out a fulfillment and logistics network. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
We may not be able to acquire the number of vehicles to satisfy consumer demand or our expectations for the business.
A material part of our plan is predicated on being able to have sufficient inventory, both new and used, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of vehicles given a current environment of manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges (collectively, the “Demand/Supply Imbalances”). Used inventory is acquired directly from consumers via our online Cash Offer Tool or consumer trade-in transactions. If either channel for used vehicle acquisition were disrupted, for example as a result of another COVID-like lockdown, technology challenges, continued acceptance of online transactions, poor customer ratings, or other such events, the Company may not have enough used vehicles to meet customer demand, which may adversely affect our business, financial condition, and results of operations.
We have and may continue to acquire strategic retail locations and other complementary businesses and technologies, which could divert management's attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and impact our operating results.
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers, other constituents within the powersports industry, and competitive pressures. In the past, we have met these demands in part by acquiring complementary businesses and technologies.
The identification of suitable acquisition candidates can be difficult; time-consuming, and costly, and we may not be able to successfully complete identified acquisition opportunities. The risks we face in connection with our acquisition strategy include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•integration of the acquired company's accounting, management information, human resources, and other administrative systems;
•coordination of technology, research and development, and sales and marketing functions;
•retention of employees from the acquired company;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures, and policies at a business that before the acquisition may have lacked effective controls, procedures, and policies;

•potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results in a given period; and
•liability for activities of the acquired company before the acquisition.
Our failure to address these risks or other matters encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.
We may require additional financing or capital to pursue our growth challenges or unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.
We intend to continue to make investments to support the development and growth of our business, including expanding our inventory base and growing our RumbleOn Finance business. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all.
If we raise additional capital through issuances of equity or debt, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.
Investments made in the development, growth, and expansion of our business may not yield our expected results and may not result in successful growth of our business.
We expect to make significant investments in the further development and expansion of our business and these investments may not result in the development, growth or expansion of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for several reasons, including a lack of demand for our products and services, increasing competition, and weakness in the powersports industry generally. We may encounter unforeseen expenses, difficulties, complications, and delays, relating to the development and operation of our business as well as our organic and acquisition growth strategies. Accordingly, we may not be able to successfully develop, grow, and expand our business, generate revenue, or achieve and maintain profitability.
We may experience difficulties integrating acquired businesses.
Achieving the anticipated benefits of our acquisitions will depend in significant part upon our integrating any acquired entity's businesses, operations, processes and systems in an efficient and effective manner. We may not be able to accomplish the integration process smoothly, successfully, or on a timely basis, which may result in unforeseen expenses or the failure to recognize the anticipated benefits of acquired businesses. The necessity of coordinating geographically separated organizations, systems of controls, and facilities and addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. Companies operate numerous systems and controls, including those involving management information, accounting and finance, legal and regulatory compliance, inventory intake and control, sales, billing, employee benefits, and payroll. The integration of an acquired company's operations requires the dedication of significant internal and external resources, which may divert management’s attention from the day-to-day business of the company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the Company. Any inability of management to successfully and timely integrate an acquired company could have a material adverse effect on the business and results of operations of the Company and result in not achieving the anticipated benefits of the acquisition.
To the extent we acquire additional businesses, we may incur substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with our acquisitions. The substantial majority of these non-recurring costs will consist of transaction and regulatory costs related to acquisitions. We will also incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred from the acquisitions and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
We have incurred significant indebtedness, which could adversely affect us, including our business flexibility, and will increase our interest expense.
We have substantially increased indebtedness following completion of the RideNow and Freedom transactions, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We also incurred various costs and expenses related to the financing of the RideNow and Freedom transactions. The increased levels of indebtedness following completion of the RideNow and Freedom transactions, including the applicable interest payments, could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected synergies and cost savings from the RideNow and Freedom transactions, or if our financial performance does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.
We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success will depend on the efforts and talents of our executives and employees, including Marshall Chesrown, our Chairman and Chief Executive Officer. In addition, the loss of any senior management, regional directors, or key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we fail in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to annual and quarterly fluctuations, and they will be affected by numerous factors, including:
•a change in consumer discretionary spending;
•a shift in the mix and type of vehicles we sell which could result in lower sales price and lower gross profit;
•the timing and cost of development and operating activities relating to our business, which may change from time to time;
•expenditures that we will or may incur to advance our growth strategies; and
•future accounting pronouncements or changes in our accounting policies.
If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price per share of our Class B common stock could fluctuate or decline substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
The failure to develop and maintain our brand could harm our ability to grow unique visitor traffic.
Developing and maintaining the RumbleOn brand will depend largely on the success of our efforts to maintain the trust of and deliver value to our users. If our potential users perceive that we are not focused on providing them with a better pre-owned powersports experience, our reputation and the strength of our brand will be adversely affected.
Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users' confidence in and the use of our products and services and adversely affect our brand. There can be no assurance that we will be able to develop, maintain, or enhance our brand, and failure to do so would harm our business growth prospects and operating results.

If we are not able to maintain and enhance our retail brands and reputation or to attract consumers to our own sales channels, or if events occur that damage our retail brands, reputation, or sales channels, our business and financial results may be harmed.
Our continued success will depend on our ability to maintain and enhance the value of our retail brands across all of our sales channels, including in the communities in which we operate, and to attract consumers to our Omnichannel experience.
Consumers are increasingly shopping for new and used vehicles, vehicle repair and maintenance services, and other vehicle products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete, that are designed to generate consumer sales leads that are sold to vehicle dealers. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers to our Omnichannel offering, our business could be adversely impacted.
An isolated business incident at a single store could materially adversely affect our other stores, retail brands, reputation, and sales channels, particularly if such incident results in adverse publicity, governmental investigations, or litigation. In addition, the growing use of social media by consumers increases the speed and extent that information and opinions can be shared, and negative posts or comments on social media about RumbleOn, RideNow, Freedom, or any of our brands, locations, or websites could materially damage our retail brands, reputation, and sales channels.
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

We intend to locate our communications, network, and computer hardware used to operate our website and mobile applications at facilities in various parts of the country to minimize the risk and create an environment where we can remain online if one of the facilities in which our equipment is housed goes offline. Nevertheless, we do not own or control the operation of these facilities, and our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.
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
As we introduce or expand additional offerings to our platform, such as recreation vehicle trade-ins, lead management, transaction processing, financing, maintenance and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish such new product offerings, we may incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers or dealers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.
We rely on third-party financing providers to finance a portion of our customers' vehicle purchases.
In addition to RumbleOn Finance, our captive consumer financing entity, we rely on third-party financing providers to finance a portion of our customers' vehicle purchases. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. We provide financing to qualified customers through a number of third-party financing providers. If one or more of these third-party providers cease to provide financing to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, it could have a material adverse effect on our business, sales and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales and results of operations.

We rely on third-party providers to supply extended protection products ("EPP") to our customers.
We rely on third-party providers to supply EPP products to our customers. Accordingly, our revenue and results of operations will be partially dependent on the actions of these third parties. If one or more of these third-party providers cease to provide EPP, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, revenue and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenue and results of operations.
Our sales of powersports vehicles may be adversely impacted by increased supply of and/or declining prices for pre-owned vehicles and excess supply of new vehicles.
We believe when prices for pre-owned vehicles have declined, it can have the effect of reducing demand among retail purchasers for new vehicles (at or near manufacturer's suggested retail prices). Further, vehicle manufacturers can and do take actions that influence the markets for new and pre-owned vehicles. For example, introduction of new models with significantly different functionality, technology, or other customer satisfiers can result in increased supply of pre-owned vehicles, and a corresponding decrease in price of pre-owned vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned vehicles.
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
We face significant competition from both existing powersport retailers as well as companies that provide listings, information, lead generation, and powersport-buying and selling services designed to reach businesses and consumers and enable dealers to reach these consumers and inventory sources.
Our current and future competitors may include:
•traditional powersport dealerships that could increase investment in technology and infrastructure to compete directly with our online model;
•internet and online powersports sites that could change their models to directly compete with us, such as Amazon, eBay Motors, Google, and CycleTrader; and
•manufacturers seeking to have a direct relationship with customers or to support their dealer networks.
We also expect that competitors, both new and existing, will continue to enter the online and traditional powersports retail industry with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. For example, traditional dealerships could transition their selling efforts to the internet, allowing them to more efficiently sell powersports across state lines and compete directly with our online offering and no-haggle pricing model. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive overall experience.
Our competitors may also impede our ability to reach consumers in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines.
Our current and potential competitors may have significantly greater financial, technical, marketing, and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive industry relationships, longer operating histories, and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used vehicles, products, and services could substantially decline.
In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future data providers, technology partners, or other parties with whom we have relationships, thereby limiting our ability to develop, improve, and promote our solutions. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business, and financial results.
Restrictive covenants in certain of our debt agreements could limit our growth and implementation of our business strategy.
Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) make investments or loans; (iii) create liens; (iv) consummate mergers and similar fundamental changes; (v) make restricted payments; (vi) make investments in unrestricted subsidiaries; (vii) enter into transactions with affiliates; and (viii) use of proceeds of asset sales.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under certain of our debt agreements. The restrictions contained in the covenants could: (i) limit our ability to plan for or react to market conditions, to meet capital needs or otherwise to restrict our activities or business strategy; and (ii) adversely affect our ability to finance our operations, enter into acquisitions or divestitures to engage in other business activities that would be in our interest.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our debt agreements that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. In addition, in the event of an event of default under our credit facilities, the affected lenders could foreclose on the collateral securing such credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facilities or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.
The phase-out of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On March 5, 2021, the administrator for LIBOR announced that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month, and 12-month LIBOR settings on July 1, 2023. The replacement of LIBOR with an alternative rate or benchmark may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks. We may need to amend certain contracts or enter into new ones and cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.
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
We currently hold numerous Internet domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name RumbleOn or RMBL.
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
A failure to obtain or maintain adequate insurance coverage could adversely affect our results of operations.
Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage, and increased premium costs or deductibles. If we are unable to obtain adequate insurance coverage, we would be subject to increased out-of-pocket expenses in the event of a claim and we may not be able to procure certain contracts, either of which could materially adversely affect our financial position, results of operations, cash flows, or liquidity.
The COVID-19 pandemic and associated impacts on economic activity have and may continue to have material adverse effects on our business, results of operations, financial condition, and cash flows.
The onset of the COVID-19 pandemic and associated impacts on economic activity, including lower new powersports vehicle production due to Demand/Supply Imbalances, have had adverse effects on our results of operations and financial condition during the year ended December 31, 2021. We expect these conditions to continue through 2022. The effect of these Demand/Supply Imbalances required that we adjust our inventory management to align with market conditions. The COVID-19 pandemic and associated impacts on economic activity, including the Demand/Supply Imbalances, may have material adverse effects on our business, results of operations, financial condition, and cash flows, and we can provide no assurance as to the duration of the adverse impacts of COVID-19 and the Demand/Supply Imbalances.
Risks Relating to the Powersports Retail Industry and our Retail Locations
The powersports retail industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business and results of operations.
Future performance at our retail locations will be impacted by general economic conditions including: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; and interest rates. We are also subject to economic, competitive, and other conditions prevailing in the various markets in which we operate our retail locations, even if those conditions are not prominent nationally.
Retail powersports sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand, which could result in a need to lower the prices at which we sell our powersports offering, which would reduce revenue per vehicle sold and margins. Additionally, a shift in consumer’s vehicle preferences driven by pricing, fuel costs or other factors may have a material adverse effect on our revenue, margins, and results of operations.
Adverse conditions affecting one or more of the powersports manufacturers with which we hold franchises, or their inability to deliver a desirable mix of vehicles could have a material adverse effect on our new vehicle retail business.
Historically, our retail locations have generated most of their revenue through new vehicle sales and related sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, business and results of operations depends on various aspects of vehicle manufacturers’ operations, many of which are outside of its control. Our ability to sell new vehicles is dependent on its manufacturers’ ability to design and produce, and willingness to allocate and deliver to us, a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for a number of reasons, including the fact that manufacturers generally allocate their vehicles based on sales history and associated capital expenditures. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, our revenue could be adversely affected as consumers shift their vehicle purchases away from that brand.
Although we seek to limit dependence on any one OEM, there can be no assurance the brand mix allocated and delivered to us will be sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For the year ended December 31, 2021, OEMs representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	33.5%
BRP	22.6%
Harley-Davidson	16.1%
In addition, the powersports manufacturing supply chain spans the globe. As such, supply chain disruptions may affect the flow of vehicle and parts inventories to an OEM’s manufacturing partners or to us. Until such time as current Demand/Supply Imbalances are resolved, we will continue to experience disruptions in the supply of vehicle and parts inventories. Such continue disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Our retail powersports sales may be materially adversely affected by changes in costs or availability of consumer financing.
A significant portion of our retail powersports sales are financed through RumbleOn Finance and other third-party consumer finance lenders. Reductions in the availability of credit to consumers have contributed to declines in our sales in past periods. Reductions in available consumer credit or increased costs of that credit could result in a decline in sales, which would have a material adverse effect on our financial condition and results of operations.
Lenders that have historically provided financing to those buyers who, for various reasons, do not have access to traditional financing, including those buyers who have a poor credit history or lack the down payment necessary to purchase a vehicle, are often referred to as subprime lenders. If market conditions cause subprime lenders to tighten credit standards, or if interest rates increase, the ability to obtain financing from subprime lenders for these consumers to purchase vehicles could become limited, resulting in a decline in vehicle sales, which in turn, could have a material adverse effect on our financial condition and results of operations.
Substantial competition in powersports sales and services may have a material adverse effect on our business.
The powersports retail and service industry is highly competitive with respect to price, service, location, and selection. Our competition includes: (i) franchised powersport dealerships in its markets that sell the same or similar new and used vehicles; (ii) privately negotiated sales of used powersport vehicles; (iii) other used powersport vehicle retailers, including regional and national rental companies; (iv) internet-based used powersport vehicle brokers that sell used vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.
We do not have a material cost advantage over other retailers in purchasing new vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding, and location to sell our products. Because our dealer agreements grant only a non-exclusive right to sell a manufacturer’s product within a specified market area, our revenue, gross profit, and overall profitability may be materially adversely affected if competing dealerships expand their market share. Further, our vehicle manufacturers may decide to award additional franchises in our markets in ways that negatively impact our sales.
We are dependent on our relationships with the manufacturers of vehicles we sell and are subject to restrictions imposed by these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are dependent on our relationships with the manufacturers of the vehicles we sell, which have the ability to exercise a great deal of control and influence over its day-to-day operations, as a result of the terms of its dealer, framework, and related agreements. We may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including our acquisition strategy.
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and require us to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s vehicles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at existing stores until performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets, which limits may be applicable to the Company as a result of the Transaction. If we reach any of these limits, we may be prevented from making further acquisitions, or we may be required to dispose of certain dealerships, which could adversely affect our future growth. We cannot provide assurance that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.
Manufacturers can also establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our current markets could have a material adverse effect on the business, financial condition, and results of operations of our retail locations in the market in which the action is taken.
If vehicle manufacturers reduce or discontinue sales incentive, warranty, or other promotional programs, our financial condition, results of operations, and cash flows may be materially adversely affected.
We benefit from sales incentive, warranty, and other promotional programs of vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include: (i) customer rebates on new vehicles; (ii) dealer incentives on new vehicles; (iii) special financing or leasing terms; (iv) warranties on new and used vehicles; and (v) sponsorship of used vehicle sales by authorized new vehicle dealers.
Vehicle manufacturers often make changes to their incentive programs. Any reduction or discontinuation of manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on its results of operations, cash flows, and financial condition.
If state laws that protect powersports retailers are repealed, weakened, or superseded by our framework agreements with manufacturers, our retail locations may be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect on our business, results of operations, and financial condition.
Applicable state laws generally provide that a vehicle manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid the termination or non-renewal. Our agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition, and results of operations.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with current or new laws and regulations could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We are subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. The regulatory bodies that regulate our business include, at the federal level: the Consumer Financial Protection Bureau, the FTC, the DOT, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial and insurance regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities
Vehicle Sales. Our sale and purchase of vehicles, both new and pre-owned, related products and services and third-party finance products, are subject to the state and local dealer licensing requirements in the jurisdictions in which we have retail or wholesale locations. Regulators of jurisdictions where our customers reside, but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions in which we do not have a physical presence, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.
Consumer Finance. The financing we offer customers is subject to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers, of whether RumbleOn Finance or a third-party is the entity extending credit to such customers. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state.
Logistics and Transportation. Our Wholesale Express logistics operations, which brokers and facilitates the transportation of vehicles primarily between and among dealers, is subject to motor-carrier rules and regulations promulgated by the DOT and the states through which their customers’ vehicles are transported. Additionally, the vendors whom Wholesale Express relies upon are subject to federal and state regulation concerning transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of serves. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service may increase the costs charged to Wholesale Express by its vendors, which may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our Wholesale Express operations.
Environmental Laws and Regulations. We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern material storage, air quality, waste handling, and water pollution control. The regulations also regulate our use and operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control.
Facilities and Personnel. Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety, and our employment practices are subject to various laws and regulations, including complex federal, state, and local wage and hour and anti-discrimination laws. We may also be liable for employee misconduct and violations of laws or regulations to which we are subject.
Federal Advertising Regulations. The FTC has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

Federal Antitrust Laws. The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we may obtain from dealers may be sensitive and, if disclosed inappropriately, could potentially be pre-owned by dealers to impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our dealer network. In addition, governmental or private civil actions related to the antitrust laws could result in orders suspending or terminating our ability to do business or otherwise altering or limiting certain of our business practices, including the manner in which we handle or disclose pricing information, or the imposition of significant civil or criminal penalties, including fines or the award of significant damages against us in class action or other civil litigation.
Other. In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and Nasdaq listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. Violation of the laws or regulations to which we are subject could result in consumer class actions or other lawsuits, government investigations, and administrative, civil, or criminal sanctions against us and, which may include significant fines and penalties that could have a material adverse effect on our business, financial condition and future prospects.
We are subject to risks associated with imported product restrictions or limitations, foreign trade and currency fluctuations.
Our business involves the sale of vehicles, parts, or vehicles composed of parts that are manufactured outside the United States. As a result, its operations are subject to risks of doing business outside of the United States and importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, natural or man-made disasters, and general political and socio-economic conditions in other countries. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs, or other restrictions or limitations, or adjust presently prevailing quotas, duties, or tariffs. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs, or other restrictions or limitations could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Relative weakness of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact its revenue and profitability.
Risks Related to Ownership of our Class B Common Stock
Our largest stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.
At April 5, 2022, two of our stockholders beneficially owned approximately 31.5% of the Company’s voting power. As a result, these individuals may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. Also, in the future, these stockholders may acquire or dispose of shares of our Class B common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our Class B common stock.
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
Anti-takeover provisions may limit the ability of another party to acquire us, which could adversely impact our stock price.
Nevada law and our charter, bylaws, and other governing documents contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

At December 31, 2021, our operations comprised 41 powersports retail locations and 19 other facilities that serve our automotive operations, logistics business, fulfillment and vehicle storage, and regional corporate and administrative needs. Following completion of the Freedom Transaction, we operate 55 powersports retail and fulfillment center locations, primarily across the Sunbelt, as set forth below.

Powersports Retail and Fulfillment Center
BMW Motorcycles of Huntsville	AL	Indian Motorcycle Kansas City	KS
El Cajon Harley-Davidson	AZ	Hammond Harley-Davidson	LA
Harley-Davidson of Tucson	AZ	Baton Rouge Harley-Davidson	LA
Old Pueblo Harley-Davidson	AZ	Indian Motorcycle Concord	NC
RideNow Powersports Apache Junction	AZ	Ducati Las Vegas	NV
RideNow Powersports Goodyear	AZ	RideNow Powersports on Boulder	NV
RideNow Powersports on Ina	AZ	RideNow Powersports on Rancho	NV
RideNow Powersports Surprise	AZ	Powder Keg Harley-Davidson	OH
RideNow Powersports Tucson	AZ	Fort Thunder Harley-Davidson	OK
Tucson Indian	AZ	Black Gold Harley-Davidson	TX
Arrowhead Harley-Davidson	AZ	Freedom Powersports Burleson*	TX
Chandler Harley-Davidson	AZ	Freedom Powersports Decatur	TX
Indian Motorcycle Chandler	AZ	Freedom Powersports Fort Worth*	TX
Indian Motorcycle Peoria	AZ	Freedom Powersports Hurst*	TX
RideNow 3333 Phoenix	AZ	BMW Motorcycles of Fort Worth	TX
RideNow Powersports Phoenix	AZ	Central Texas Harley-Davidson	TX
Roadrunner Harley-Davidson	AZ	Dallas Harley-Davidson	TX
RideNow SoCal	CA	Freedom Powersports Dallas*	TX
RideNow Gainesville	FL	Freedom Powersports Farmers Branch	TX
RideNow Powersports Beach Blvd	FL	Freedom Powersports Lewisville*	TX
RumbleOn Fulfilment Center	FL	Freedom Powersports Weatherford*	TX
Indian Motorcycle Daytona Beach	FL	Freedom Powersports McKinney*	TX
Indian Motorcycle Ocala	FL	RideNow Austin	TX
RideNow Powersports Daytona Beach	FL	RideNow Powersports Forney	TX
RideNow Powersports Jacksonville	FL	RideNow Powersports Georgetown	TX
Warhorse Harley-Davidson	FL	Rattlesnake Mountain Harley-Davidson	WA
Freedom Powersports Canton	GA	RideNow Powersports Tri-Cities	WA
Freedom Powersports McDonough*	GA

(*) Owned property, subject to lien. All our other properties are leased.

ITEM 3.    LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business. On October 13, 2021, Plaintiff William Miller voluntarily dismissed without prejudice a previously filed complaint against the Company and its Board in connection with the RideNow Transaction.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
As of October 29, 2017, our Class B Common Stock has been listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “RMBL.” Before October 29, 2017, our common stock traded on the OTCQB Market under the symbol “RMBL,” and before January 1, 2017, our common stock was not traded, except for 250 shares, which traded on the OTC Markets Pink Sheets on January 22, 2016.
Holders of Common Stock
As of April 5, 2022, we had approximately 320 stockholders of record of 15,930,740 outstanding shares of Class B Common Stock and two holders of record of 50,000 outstanding shares of Class A Common Stock.
Dividends
We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earning in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board's assessment. Therefore, there can be no assurance that any dividends on the common stock will ever be paid.
ITEM 6.    [RESERVED.]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes included in this 2021 Form 10-K. Unless differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in this MD&A on a consolidated basis. Terms not defined in this MD&A have the meanings ascribed to them in the Consolidated Financial Statements. All dollars are reported in thousands, except per share and per unit amounts.
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
Overview
RumbleOn is the nation’s first technology-based Omnichannel marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, national footprint of physical locations, and full-line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, and make the transition between the two seamless.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of more than 41 company-owned retail locations at December 31, 2021 primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
RumbleOn’s powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories. Facilitating our platform, RumbleOn’s retail distribution locations represent all major OEMs and their representative brands, including those listed below.

RumbleOn’s Representative Brands
Alumacraft	Honda	Sea-Doo
Argo	Indian	Slingshot
Benelli	Kawasaki	SSR
BMW	Kayo Sports	Suzuki
Can-Am	KTM	TideWater
CF Moto	Manitou	Triumph
Ducati	Polaris	Vanderhall
Harley-Davidson	Ryker	Yamaha
Hisun	Scarab	Spyder

RumbleOn leverages technology and data to streamline operations, improve profitability, and drive lifetime engagement by offering a best-in-class customer experience with unmatched Omnichannel capabilities. Our Omnichannel platform offers consumers the fastest, easiest, and most transparent transactions available in powersports. RumbleOn customers have access to the most comprehensive powersports vehicle offering, including the ability to buy, sell, trade, and finance online, in store at any of our bricks-and-mortar locations, or both. RumbleOn offers financing solutions for consumers; trusted physical retail and service locations; online or in-store instant cash offers, and access to pre-owned inventory; and apparel, parts, service, and accessories. In addition to our powersports operations, we operate in complementary businesses including the brokerage of vehicle transportation and the wholesale distribution automotive business.
KEY OPERATING METRICS
We regularly review a number of key operating metrics to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. The Key Operations Metrics table below includes the results of the RideNow Entities exclusively from August 31, 2021 (the “Acquisition Date”) through December 31, 2021. Please note that RideNow’s results prior to the Acquisition Date are not reflected in the presentation below. The Acquired Entities have certain lines of business, including new vehicle sales, material finance and insurance revenue, and parts and service revenue, that RumbleOn did not have prior to the RideNow Transaction. As such all increases in these line items are exclusively the result of the acquisition and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the new business (the “Acquisition Effect”)
Powersports and Automotive Segments
Revenue
Revenue of is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period these factors. Subject to the lingering impact of COVID-19 and the resulting Demand/Supply Imbalances, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-deal auction market, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessory. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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
Total Gross Profit per Unit
Total gross profit per unit is the aggregate gross profit of the Company in a given period, divided by retail units sold in that period including gross profit generated from the sale of the new and used vehicles, income related to the origination of loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from wholesale sales of vehicles.
Vehicle Logistics Segment
Revenue
Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The freight brokerage agreements are fulfilled by independent third-party transporters who must meet our performance obligations and standards. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale Inc.
Vehicles Delivered
We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private parties. Vehicles delivered are the primary driver of revenue and in turn profitability in the vehicle logistics segment.
Total Gross Profit Per Unit
Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third party vehicles transported.

Results of Operations
Year Ended December 31, 2021 Compared to December 31, 2020

RumbleOn Total Company Metrics
			Year Ended December 31,
			2021	2020	YoY Change
Total Company	Financial Overview ($ in 000s)	Revenue
		Powersports	$323,303	$46,654	$276,649
		Automotive	460,888	337,085	123,803
		Vehicle logistics	43,878	31,816	12,062
		Parts and service and other	66,969	—	66,969
		Finance and insurance	43,402	872	42,530
		Total revenue	938,440	416,427	522,013
		Gross Profit
		Powersports	58,431	6,594	51,837
		Automotive	30,746	28,284	2,462
		Vehicle logistics	9,600	7,616	1,984
		Parts and service and other	30,267	—	30,267
		Finance and insurance	29,133	872	28,261
		Total Gross Profit	$158,177	$43,366	$114,811
		Effect of the Nashville Tornado	$—	$(1,215)	$1,215
		Gross Profit reported in the consolidated statements of operations (1)	$158,177	$31,627	$126,550
		Total SG&A Expenses	$164,077	$53,659	$110,418
		Operating Loss	$(8,868)	$(18,560)	$9,692
		Net Loss	$(9,725)	$(24,999)	$15,274
		Adjusted EBITDA (2)	$31,013	$(5,791)	$36,804

	Unit Metrics	Vehicles Sold
		Retail	16,154	458	15,696
		Wholesale	18,612	17,566	1,046
		Total Vehicles Sold	34,766	18,024	16,742
		Revenue per Unit Sold
		Retail	$18,516	$13,541	$4,975
		Wholesale	$28,395	$21,542	$6,853
		Other	$3,330	$1,991	$1,339
		Total Revenue	$26,993	$23,330	$3,663
		Gross Profit per Unit
		Retail	$4,520	$5,114	$(594)
		Wholesale	$2,433	$1,902	$531
		Other	$1,147	$1,904	$(757)
		Total Gross Profit	$4,550	$2,425	$2,125
_________________________
(1) Automotive gross profit for the year ended December 31, 2020 included an inventory reserve adjustment on $7,879 related to the Nashville Tornado.
(2) Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. See the section titled “Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to Net Loss.

Revenue
Total vehicle revenue increased by $522,013 to $938,440 for the year ended December 31, 2021 compared to $416,427 in 2020. The Acquisition Effect specific to new vehicles, F&I and PAS revenue accounted for approximately $279,131 of the increase, with $169,632 of new vehicle sales, which the Company did not sell before the RideNow Transaction. On a unit basis, the Company sold 16,742 more vehicles in 2021 than in 2020, again, primarily related to the Acquisition Effect.
Gross Profit
Gross profit increased in total by $114,811 during the year ended December 31, 2021 compared to 2020, driven collectively by the Acquisition Effect of significantly more vehicles sales, an increase in the average selling price per vehicle and an increase in the gross margin dollars per unit sold. Gross profit increase were evident across all businesses, including both new and used powersport vehicle sales, F&I, PAS, automotive, and transportation and logistics. The Acquisition Effect was the primary driver of the powersport vehicle gross profit, while Demand/Supply Imbalances drove automotive gross profit as well as vehicle logistics and transportation gross profit.

Year Ended December 31, 2021 Compared to December 31, 2020

RumbleOn Powersports Metrics
			Year Ended December 31,
			2021	2020	YoY Change
Powersports	Revenue $ in 000s)	New retail vehicles	$169,632	$—	$169,632
		Used vehicles
		Used vehicles retail	86,072	5,330	80,742
		Wholesale	67,599	41,324	26,275
		Total used vehicle revenue	153,671	46,654	107,017
		Finance and insurance	43,402	872	42,530
		Parts and service and other	66,969	—	66,969
		Total revenue	$433,674	$47,526	$386,148

	Gross Profit ($ in 000s)	New retail vehicles	$33,278	$—	$33,278
		Used vehicles
		Retail	10,609	1,470	9,139
		Wholesale	14,545	5,124	9,421
		Total used vehicle gross profit	25,154	6,594	18,560
		Finance and insurance	29,133	872	28,261
		Parts and service and other	30,267	—	30,267
		Total gross profit	$117,832	$7,466	$110,366

	Vehicle Sales	New retail vehicles	10,555	0	10,555
		Used vehicles
		Retail	5,599	458	5,141
		Wholesale	6,231	4,825	1,406
		Used vehicle	11,830	5,283	6,547
		Total vehicles sold	22,385	5,283	17,102

	Revenue per vehicle	New retail vehicles	$16,071	$—	$16,071
		Used vehicles
		Retail	15,373	11,638	3,735
		Wholesale	10,849	8,745	2,104
		Used vehicle	12,990	8,831	4,159
		Finance and insurance	2,687	1,905	782
		Parts and service and other	4,146	—	4,146
		Total revenue per retail vehicle	$22,662	$13,541	$9,121

	Gross Profit per vehicle	New vehicle	$3,153	$—	$3,153
		Used vehicle	2,126	3,210	(1,084)
		Finance and insurance	1,803	1,904	(101)
		Parts and service	1,874	—	1,874
		Total gross profit per retail vehicle (1)	$6,394	$5,114	$1,280
____________________
(1) Per vehicle values calculated as revenue or gross profit as applicable, divided by its respective units sold, except the other and total categories which are divided by total used units sold.

Revenue
Total vehicle revenue increased by $386,148 to $433,674 for the year ended December 31, 2021 compared to $47,526 in 2020. The Acquisition Effect specific to new vehicles, F&I and PAS revenue accounted for approximately $169,632, $42,530, and $66,969, respectively, of the increase; the Company did not sell new vehicles prior to the RideNow Transaction. The total number of vehicles sold increased by 17,102 to 22,385 for the year ended December 31, 2021, driven primarily from the Acquisition Effect; new vehicle sales accounted for 10,555 of the increase, used units increased by 6,547. It is notable that 78.5% of the used unit increase is to retail consumers, who on average pay over $2,700 more per vehicle than wholesale customers. Overall, the average revenue per vehicle increased by $9,121 from $13,541 to $22,662, much of which is attributable to higher price point vehicles like UTVs and side-by-sides. We anticipate that unit purchasing levels and sales will continue to grow as we increase penetration in existing markets, build out fulfillment centers and acquire new dealers.
Gross Profit
Powersports vehicle gross profit increased by $110,366 for the year ended December 31, 2021 compared to 2020. This increase in gross profit was primarily due to the Acquisition Effect; $33,278 was specific to new vehicles, $18,560 was due to used vehicles sales and F&I, and PAS collectively accounted for $58,528 of the increase. Gross Profit per vehicle increased $1,280 per unit, from $5,114 in 2020 to $6,394 in 2021. The Acquisition Effect was the primary driver of this, as all new vehicle sales fell into this category, however F&I and parts and service represent new revenue channels for the Company in 2021 after the RideNow Transaction.
Year Ended December 31, 2021 Compared to December 31, 2020

RumbleOn Automotive Metrics
Automotive		Year Ended December 31,
		2021	2020	YoY Change
	Revenue	$460,888	$337,085	$123,803
	Gross Profit (1)	$30,746	$28,284	$2,462
	Vehicles sold	12,381	12,741	(360)
	Revenue per vehicle	$37,225	$26,457	$10,768
	Gross Profit per vehicle	$2,483	$2,220	$263
(1) Total Gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, used vehicle, and finance, and insurance gross profit by total retail vehicle unit sales.
Revenue
Total automotive vehicle revenue increased by $123,803 to $460,888 for the year ended December 31, 2021 compared to $337,085 for 2020 despite a 2.8% decrease in the total number of automotive units sold to 12,381. The revenue per vehicle in 2021 benefited from the Demand/Supply Imbalances, while the corresponding period was materially impacted by the Nashville Tornado and the effect of shelter-in-place orders and other responses to COVID-19.
Gross Profit
Automotive vehicle gross profit increased by $2,462 to $30,746 for the year ended December 31, 2021 compared to $28,284 in 2020. A 2.8% decrease in the number of automotive vehicles sold was more than offset by a 11.9% increase in the gross profit per automotive vehicle sold to $2,483.

Year Ended December 31, 2021 Compared to December 31, 2020

RumbleOn Logistics Metrics
Logistics		Year Ended December 31,
		2021	2020	YoY Change
	Revenue	$48,804	$35,887	$12,917
	Gross Profit	$9,600	$7,616	$1,984
	Vehicles transported	84,540	61,314	23,226
	Revenue per vehicle transported	$577	$585	$(8)
	Gross Profit per vehicle transported	$114	$124	$(10)
Revenue
Total revenue increased by $12,917 or 36.0% to $48,804 for the year ended December 31, 2021 compared to $35,887 in 2020. The increase in total revenue resulted from the transport of 84,540 vehicles at revenue per vehicle transported of $577 compared to revenue from the transport of 61,314 vehicles at a revenue per vehicle transported of $585 in 2020.
In the normal course of operations, the Company utilizes transportation services of its vehicle logistics and transportation services segment. For the years ended December 31, 2021 and 2020, intercompany freight services provided by Wholesale Express was $4,925 and $4,071, respectively and was eliminated in the consolidated financial statements.
Gross Profit
Total gross profit for the year ended December 31, 2021 increased $1,984 or 26.1% to $9,600, or $114 per vehicle transported, as compared to $7,616 or $124 per vehicle transported in 2020. The increased gross profit was attributed to an increase in the number of vehicle transported offset by slightly lower revenue per vehicle transported and gross profit per vehicle transported.
Year Ended December 31, 2021 Compared to December 31, 2020
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

	December 31,		YOY
	2021	2020	Change
Compensation and related costs	$63,473	$22,756	$40,717
Stock based compensation	29,219	2,978	26,241
Advertising and marketing	14,425	5,287	9,138
Professional fees	4,714	3,148	1,566
Technology development and software	1,992	1,421	571
Facilities	9,568	2,837	6,731
General and administrative	40,686	15,232	25,454
Total SG&A Expenses	$164,077	$53,659	$110,418
Selling, general and administrative expenses increased by $110,418 for the year ended December 31, 2021 compared to 2020. In each case other than technology development and software, the increases were the result of the Acquisition Effect, with over 1,800 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 40+ new locations from the RideNow Transaction. In the case of technology and development, in the third quarter of 2021 we began some strategic technology projects focused on inventory management, infrastructure, and integration efforts. Notwithstanding the preceding, both the Nashville Tornado and the nationwide economic slowdown of COVID-19 late in the first quarter of 2020 lasting until the spring of 2021, resulted in artificially lower costs incurred in 2020.
Depreciation and Amortization
Depreciation and amortization increased by $3,960 to $6,103 for the year ended December 31, 2021 compared to $2,143 for 2020. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the development of the business which included capitalized technology acquisition and development costs of $1,266 and $2,707 in additions to property and equipment for the year ended December 31, 2021 as compared to $1,887 of capitalized technology acquisition and development costs and $3,530 in additions to property and equipment for the year ended December 31, 2020. For the year ended December 31, 2021, amortization of capitalized technology development was $1,710 as compared to $1,887 for the same period of 2020. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $210 as compared to $256 for the same period of 2020.
Interest Expense
Interest expense increased $9,955 to $16,405 for the year ended December 31, 2021 compared to $6,450 in 2020. Interest expense consists of interest on the: (i) term loan credit agreement (the “Oaktree Credit Facility”); (ii) various floorplan facilities; (iii) private placement notes; and (iv) convertible senior notes. The increase in interest expense for the year ended December 31, 2021 as compared to the same period of 2020 is primarily related to the RideNow Transaction, as we borrowed $280,000 in new debt on the Closing Date from the Oaktree Credit Facility and RideNow had various floorplan facilities with powersports manufacturers. The Company assumed floorplan facilities as part of the RideNow Transaction, which were used throughout the year ended December 31, 2021 to finance the purchase of inventory. See Note 9—Notes Payable and Lines of Credit for additional discussion.
Seasonality
Historically, both the powersports and automotive industries have been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase typically in the spring season, coinciding with tax refunds and improved weather conditions. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, profit/loss, and cash flow to vary accordingly. Over time, we expect to normalize to seasonal trends in both segments, using data and logistics to move inventory to the right place, at the right time, at the right price.
Loss Contingencies and Insurance Recoveries
On March 3, 2020, a severe tornado damaged the Company's Nashville facilities, and the Company incurred the following losses: (1) inventory, assessed by the insurance carrier at approximately $13,000; (2) building and personal property assessed by the insurance carrier at $2,783; and (3) loss of business income, for which the company has coverage in the amount of $6,000.
The Company's inventory claim is subject to a litigation with the carrier as to the policy limits applicable to the loss; however, the insurer has, to date, advanced $8,750, $3,135 of which was funded in 2021, against the final settlement. The insurer has agreed to pay the full $2,778 limit, net of deductible, on the building and personal property loss and to date has advanced $2,270 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250 against the final settlement during the year ended December 31, 2020. The Company will continue to pursue the claims but can make no assurance that additional amounts will be recovered.
During the year ended December 31, 2020, the Company recorded an impairment loss on inventory of $11,738 comprised of $4,454 for vehicles that were a total loss and $7,284 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the consolidated statements of operations. Advances made against the final settlement of the inventory claim have been recorded as a separate component of operating loss in the Consolidated Statement of Operations in the period in which received.

Derivative Liability
In connection with our various financings, we undertake an analysis of each financial instrument to determine the appropriate accounting treatment, including which, if any require bifurcation into liability and equity components; we have determined that the following financings have such components:
Convertible Senior Notes
In connection with the issuance of the Convertible Senior Notes, a derivative liability was recorded at issuance with an interest make whole provision of $21 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.
The change in value of the derivative liability for the year ended December 31, 2021 and 2020 was approximately $49 and $11, respectively, and is included in change in derivative liability in the Consolidated Statement of Operations. The value of the derivative liability as of December 31, 2021 and 2020 was approximately $66 and $17, respectively.
Oaktree Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
Stock-Based Compensation
In connection with the closing of the RideNow Transaction and the execution of the certain Executive Employment Agreements, the Company accelerated the vesting of and waived certain market-based share price hurdles for all then outstanding restricted stock units (“RSUs”) for all participants, which resulted in excess of $23,943 of incremental stock-based compensation for the year ended December 31, 2021.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income (loss) or net income (loss) as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.
Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense (including debt extinguishment), depreciation and amortization, interest income and miscellaneous income, changes in derivative liabilities and certain recoveries, income tax benefits, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
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
For the years ended December 31, 2021 and 2020, adjustments to calculating Adjusted EBITDA are primarily comprised of:
•Impairment loss on inventory and plant and equipment resulting from the Nashville Tornado and the related proceeds received from the Company’s insurance carriers,

•Non-cash stock-based compensation expense recorded in the Consolidated Statement of Operations,
•Acquisition costs associated with the RideNow Transaction, which primarily include professional fees and third-party costs,
•Other non-reoccurring costs, which include one-time expenses incurred. For the year ended December 31, 2021, approximately $1,342 was incurred for compensation to the estate of Steven R. Berrard, the Company’s former Chief Financial Officer,
•Paycheck Protection Program (“PPP”) loan forgiveness, which includes loan principal balances forgiven by the Small Business Administration (“SBA”), and
•Purchase accounting adjustments, primarily comprised of the valuation adjustments for inventory acquired as part of the RideNow Transaction which increased the cost of revenue included in the Consolidated Statement of Operations.
The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	December 31,
	2021	2020
Net loss	$(9,725)	$(24,999)
Add back:
Interest expense (including debt extinguishment)	16,405	6,450
Depreciation and amortization	6,103	2,143
Change in derivative liabilities	8,799	(11)
Income tax benefit	(21,665)	—
EBITDA	(83)	(16,417)
Adjustments:
Impairment loss on automotive inventory	—	11,738
Impairment loss on plant & equipment	—	178
Insurance proceeds	(3,135)	(5,615)
Stock based compensation	29,219	2,978
Acquisition costs associated with the RideNow Transaction	4,281	—
Other non-reoccurring costs	2,025	1,347
PPP loan forgiveness	(2,682)	—
Purchase accounting related	1,388	—
Adjusted EBITDA	$31,013	$(5,791)

Pro Forma Adjusted EBITDA
The following supplemental pro forma information presents pro forma financial results as if the RideNow Transaction was completed at January 1, 2020.
Add backs and adjustments to calculating Pro Forma Adjusted EBITDA are consistent with the adjustments used to calculate Adjusted EBITDA. For the years ended December 31, 2021 and 2020, pro forma EBITDA adjustments primarily represent the amortization of debt fees and gross profit on intercompany transactions on a pro-forma basis.

	December 31,
	2021	2020
Net income	$45,565	$18,914
Add back:
Interest expense (including debt extinguishment)	40,347	47,312
Depreciation and amortization	13,199	13,607
Interest income and miscellaneous income	(1,389)	(1,967)
Change in derivative liabilities	8,799	(10)
Income tax benefit	(2,706)	6,305
EBITDA	103,815	84,161
Adjustments:
Impairment loss on automotive inventory	—	11,738
Impairment loss on plant & equipment	—	178
Insurance proceeds	(3,135)	(4,810)
Stock based compensation	29,219	3,175
Acquisition costs associated with the RideNow transaction	4,281	—
Other non-reoccurring costs	2,025	1,347
PPP loan forgiveness	(21,721)	—
Purchase accounting related	1,388	—
Adjusted EBITDA	115,872	95,789
Pro Forma Adjustments	2,525	124
Pro Forma Adjusted EBITDA	118,397	95,913

Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. During the year ended December 31, 2021, we completed two public offerings that provided net proceeds of $191,000 and obtained the Oaktree Credit Facility, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. As of December 31, 2021, the Oaktree Credit Facility provides for up to $120,000 in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions and working capital purposes. On February 18, 2022, in conjunction the acquisition of Freedom Powersports, the Company drew down $83,400 against the Oaktree Credit Facility.
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
We had the following liquidity resources available as of December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
Cash	$48,974	$1,467
Restricted cash (1)	3,000	2,049
Total cash and restricted cash	51,974	3,516
Availability under short-term revolving facilities	124,116	2,188
Committed liquidity resources available	$176,090	$5,704

(1) Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.
As of December 31, 2021, and 2020, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $384,585 and $53,109, respectively, summarized in the table below. See Note 9-Notes Payable and Lines of Credit, Note 10-Convertible Notes, and Note 11-Stockholders Equity to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this 2021 Form 10-K for further information on our debt.

	December 31,
	2021	2020
Asset-Based Financing:
Inventory	$97,278	$17,812
Total asset-based financing	97,278	17,812
Term loan facility	279,300	—
Secured notes payable	—	2,391
Unsecured senior convertible notes	39,006	39,774
PPP and other loans	4,472	5,177
Total debt	420,056	65,154
Less: unamortized discount and debt issuance costs	(35,471)	(12,045)
Total debt, net	$384,585	$53,109
The following table sets forth a summary of our cash flows.

	December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(32,177)	$17,143
Net cash used in investing activities	(378,831)	(2,282)
Net cash provided by (used in) financing activities	459,466	(18,071)
Net increase (decrease) in cash	$48,458	$(3,210)

Operating Activities
Our primary sources of operating cash flows result from the sales of new and pre-owned vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, parts and merchandise, cash used to acquire customers, technology development, and personnel-related expenses. For the year ended December 31, 2021, net cash used in operating activities of $32,177 was an increase of $49,320 compared to net cash provided by operating activities of $17,143 in 2020. The increase in our net cash used in operating activities was primarily due to: (i) an outflow of $45,732 in operating assets and liabilities, primarily in vehicle inventory, other assets, and accounts receivable and (ii) an adjustment in the valuation of the deferred taxes of $22,545; partially offset by a decrease in our net loss of $15,274 and the recognition of the stock based compensation expense of $29,219.
Investing Activities
Our primary use of cash for investing activities is for technology development and acquisitions to expand our operations. Cash used in investing activities for the year ended December 31, 2021 was $378,831, an increase of $376,549 compared to 2020.  The increase in cash used in investing activities results from (i) primarily the 2021 acquisition of RideNow, (ii) additional purchase of property and equipment of $5,646 to expand our operations, and (iii) an outflow of $1,871 in technology development during the year ended December 31, 2021 as compared to 2020.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $459,466 for the year ended December 31, 2021 compared to net cash used in financing activities of $18,071 for 2020. The $477,537 increase in cash provided by financing activities for the year ended December 31, 2021 as compared to the same period of 2020 was a result of: (i) an increase in net proceeds of $261,451 received from the senior secured debt; (ii) proceeds of $191,241 received from sale of common stock in April 2021 and August 2021; and (iii) an increase in borrowings of $17,187 on the floor plan lines of credit; partially offset by the repayment of notes payable.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Subsequent Events
Acquisition of Freedom Powersports
On February 18, 2022, the Company closed on the acquisition of Freedom Powersports, which included all business and real estate assets, subject to customary net working capital and indebtedness adjustments, for an aggregate consideration of approximately $129,971. The aggregate consideration consisted of approximately $83,291 for the Freedom Powersports business and approximately $46,680 for acquired real estate properties, including the payoff of outstanding mortgage debt on the real estate assets in the aggregate amount of approximately $27,025. The aggregate consideration was paid using cash on hand, $84,500 drawn from the Company’s delayed draw facility under the Oaktree Credit Facility, and the issuance of 1,048,718 restricted shares of RumbleOn Class B common stock. The restricted shares are subject to a six-month lock-up and resale registration rights.
Funding of RumbleOn’s Consumer Finance Subsidiary
On February 4, 2022, ROF SPV I, LLC (“ROF SPV”), an indirect subsidiary of RumbleOn, entered into a secured loan facility primarily to provide up to $25,000. All loans under this agreement will be secured by certain collateral including the consumer finance loans purchased by ROF SPV.
ROF SPV and ROF provided customary representations and covenants under the agreements which include financial covenants and collateral performance covenants. Loans sold to or in the facility are subject to certain eligibility criteria, concentration limits and reserves.

Related Party Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into both a Perpetual Software License Purchase Agreement, and a Platform Service Agreement with Bidpath Incorporated, a Company owned by Adam Alexander, a member of the Company’s Board of Directors. The license agreement provides the Company with a perpetual, non-exclusive license to the then-current source code as well as all future source code. This code provides additional functionality to the Company’s inventory management platform, and the Company is paying in aggregate $3,600, of which $1,080 has been paid to date, The services agreement provides for support and maintenance services on a monthly basis for $30 per month. The initial terms is thirty-six (36) months but can be terminated by either party upon sixty (60) days notice to the other party.
Appointment of Chief Financial Officer
On February 1, 2022, the Company appointed Narinder Sahai as the Company’s Chief Financial Officer.
Change in Executive Officers
On February 11, 2022, William Coulter, a director and the Executive Vice Chairman of the Company, and Mark Tkach, a director and the Chief Operating Officer of the Company, resigned from all positions with the Company. The Company appointed Peter Levy, the President of the Company, to also serve as Chief Operating Officer of the Company.
Repayment of Convertible Note
On January 31, 2022, the Company made its final scheduled payment on the convertible note entered into on February 3, 2019 in connection of the acquisition of AutoSport. The carrying amount on the Company’s balance sheet as of December 31, 2021 was $154.
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
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 2021 Form 10-K, for more detailed information regarding our critical accounting policies.
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
Vehicle logistics revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle is transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.
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
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of December 31st, or whenever events or changes in circumstances indicate that an impairment may exist.
We have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics, each of which is separately evaluated for purposes of goodwill testing. We first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount; if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.
In connection with its annual goodwill impairment test as of December 31, 2021, the Company performed impairment assessments by reviewing qualitative factors for each of its reporting units. The results of the assessments indicated that it was not more likely than not that the fair value of the reporting units were greater than the carrying values and no goodwill impairment was determined to exist for the year ended December 31, 2021.

Newly Issued Accounting Pronouncements
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
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this 2021 Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of that date due to material weaknesses in our internal control over financial reporting as described below.
Management's Report on Internal Control Over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on this evaluation, our management determined that material weaknesses existed in our internal control over financial reporting related to:

•Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of our financial statements.
•Controls over the period end close process, including the review and approval process of journal entries, balance sheet account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.
•Documentation and design of controls over the recording and reconciliation of inventory.
•Review of key assumptions and estimates related to purchase accounting for significant acquisitions.
•The control environment, risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated in a timely manner.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We believe the material weaknesses identified were caused by an insufficient complement of resources and personnel to facilitate an effective control environment, and a lack of supporting tools necessary to implement and maintain policies and procedures or to identify and remediate deficiencies in the Company’s financial reporting and information technology processes. As a result, segregation of duties, transaction compilation, review and authorization, and general information technology components could not be relied upon to effectively achieve the Company’s internal control objectives. Based on the material weakness described, we have concluded that as of December 31, 2021, our internal control over financial reporting was not effective.
As set forth below, management has taken and will continue to take steps to remediate the identified material weaknesses identified. Notwithstanding these material weaknesses, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this 2021 Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the year ended December 31, 2021.
You should also consider that we have excluded from our assessment of internal control over financial reporting the acquired RideNow entities in accordance with appropriate guidance from the SEC. These acquired entities comprise total assets of $879,035 (or 85.5% of total assets of the Company) and total revenue of $369,329 (or 39.2% of total revenue of the Company) included in our Consolidated Financial Statements as of and for the year ended December 31, 2021. For additional information about the RideNow Transaction, see Note 2—Acquisitions, in Item 8. Financial Statements and Supplementary Data of this 2021 Form 10-K.

Our independent auditors, Dixon Hughes Goodman LLP (“DHG”), a registered public accounting firm, is appointed by the Audit Committee of our Board of Directors. As a result of the material weaknesses described above, DHG has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, which appears in Item 8. Financial Statements and Supplementary Data of this 2021 Form 10-K.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, which include the following:
•In February 2022, we hired a new Chief Financial Officer.
•We have engaged third-party resources to support our internal control testing and remediation efforts and act as subject matter experts, and we intend to bring in additional resources to oversee remediation efforts.
•We are in the process of hiring a Head of Internal Audit, a senior level position reporting directly to the Audit Committee, to implement and oversee a newly established Internal Audit department.

•We are in the process of hiring other key accounting and financial reporting positions, including a Director of Financial Reporting, to augment our accounting staff as needed. We believe these additional accounting personnel will enhance our compliance and oversight regarding internal control over financial reporting.
•We are in the process of conducting a risk assessment over our internal control environment, and we are reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.
•We are in the process of documenting and executing remediation action items, including expansion of mitigating controls where appropriate.
•We are exploring tools to enhance and centralize general information technology components.
Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.
Changes in Internal Control over Financial Reporting
Other than described above in Item 9A, Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
On April 4, 2022, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”) because it had not timely filed this 2021 Form 10-K with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. The Company believes that it has regained compliance with the Rule as a result of filing this 2021 Form 10-K and will not need to submit a plan of compliance to Nasdaq.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2021.

PART IV
ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.
(a)We have filed the following documents as part of this 2021 Form 10-K:
1.The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.
2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.Exhibits included or incorporated herein: See below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated October 26, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative, and for limited purposes, Marshall Chesrown and Steven R. Berrard. (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.2	Amendment to the Agreement and Plan of Merger, dated October 29, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative (Incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.3	Membership Interest Purchase Agreement, dated October 26, 2018, by and among RumbleOn, Inc. Steven Brewster, Justin Becker, and Steven Brewster as representative. (Incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.4	Plan of Merger and Equity Purchase Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
2.5	Joinder and First Amendment to Plan of Merger and Equity Purchase Agreement, dated June 17, 2021 (Incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K, filed on June 21, 2021).
2.6	Second Amendment to Plan of Merger and Equity Purchase Agreement, dated July 20, 2021 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2021).
2.7	Membership Interest Purchase Agreement, dated November 8, 2021 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2021).
3.1	Articles of Incorporation filed on October 24, 2013 (Incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	By-Laws, as Amended (Incorporated by reference to Exhibit 3.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Amendment to the Amended Bylaws of RumbleOn, Inc., dated August 31, 2021 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 7, 2021).
3.4	Amended and Restated Bylaws of RumbleOn, Inc., dated October 8, 2021 (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on October 8, 2021).
3.5	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (Incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.6	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.7	Certificate of Designation for the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
3.8	Certificate of Change (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
3.9	Certificate of Amendment. (Incorporated by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).
4.1	Registration Rights Agreement, dated February 8, 2017 (Incorporated by reference to Exhibit 10.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
4.2	Sample Stock Certificate – Class B Common Stock (Incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.3	Form of Warrant to Purchase Class B Common Stock, dated October 18, 2017 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed October 24, 2017).

4.4		Warrant, dated April 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on May 1, 2018).
4.5		Warrant to Purchase Class B Common Stock, dated October 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
4.6		Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
4.7		Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.8		Form of Registration Rights Agreement, dated May 14, 2019 (Incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.9		Description of Registrant's Securities (Incorporated by reference to Exhibit 4.11 in the Company's Annual Report on Form 10-K, filed on May 29, 2020).
4.10		Warrant, dated March 12, 2021 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
4.11		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
4.12		First Amendment to Warrant to Purchase Class B Common Stock, dated July 15, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2021).
10.1	#	2017 RumbleOn, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 22, 2019).

10.3		Form of Note Exchange & Subscription Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.4		Form of Joinder & Amendment, dated January 10, 2020 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.5		Form of Investor Note Exchange Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.6		Form of New Investor Note, dated January 10, 2020 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.7		Form of Security Agreement, dated January 14, 2020 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.8		COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and RumbleOn, Inc. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.9		COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale, Inc. (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.10		COVID-19 Stimulus Customer Agreement, dated May 1, 2020, by and between Wood & Huston Bank and Wholesale Express, LLC. (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.11		Paycheck Protection Program Note, dated May 1, 2020, executed by RumbleOn, Inc. (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.12		Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale, Inc. (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.13		Paycheck Protection Program Note, dated May 1, 2020, executed by Wholesale Express, LLC (Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K, filed on May 7, 2020).
10.14	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on August 26, 2020).
10.15		Secured Promissory Note, dated March 12, 2021 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.16		Registration Rights and Lock-Up Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.17		Amended and Restated Secured Promissory Note, dated April 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on April 8, 2021).

10.18	#
Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).

10.19		Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.20		First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.21	#
Executive Employment Agreement, dated August 31, 2021, between Marshall Chesrown and RumbleOn, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.22	#
Executive Employment Agreement, dated August 31, 2021, between William Coulter and RumbleOn, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.23	#
Executive Employment Agreement, dated August 31, 2021, between Mark Tkach and RumbleOn, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.24	#
Executive Employment Agreement, dated August 31, 2021, between Peter Levy and RumbleOn, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.25	#	Executive Employment Agreement, dated August 31, 2021, between Beverley Rath and RumbleOn, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.26		Registration Rights and Lock-Up Agreement, dated November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2021).
21.1		Subsidiaries*
23.1		Consent of Dixon Hughes Goodman LLP*
23.2		Consent of Grant Thornton LLP*
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCG	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
#	Management Compensatory Plan

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

RumbleOn, Inc.

Date: April 8, 2022	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	April 8, 2022
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Beverley Rath	Interim Chief Financial Officer and Corporate Controller	April 8, 2022
Beverley Rath	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam Alexander	Director	April 8, 2022
Adam Alexander

/s/ Denmar Dixon	Director	April 8, 2022
Denmar Dixon

/s/ Peter Levy	Director	April 8, 2022
Peter Levy

/s/ Michael Marchlik	Director	April 8, 2022
Michael Marchlik

/s/ Kevin Westfall	Director	April 8, 2022
Kevin Westfall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (the "Company") as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 8, 2022, expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Acquisition of RideNow - Fair Value of Intangible Assets Acquired
As described in Note 1 and Note 2 to the consolidated financial statements, the Company completed the acquisition of RideNow on August 31, 2021. The Company accounted for this acquisition by recognizing and measuring assets acquired and liabilities assumed at their estimated fair values (including certain provisional amounts for which the assessment has not yet been completed), and recognizing goodwill for the excess of the fair value of consideration transferred over the fair value of the net assets acquired. As part of the acquisition, the Company acquired franchise rights and other identifiable intangible assets with estimated fair values of $304.1 million as of the acquisition date. The determination of the fair value of the intangible assets required management to make significant estimates and assumptions related to future projected cash flows, revenue growth and discount rates.
We identified the estimates of the fair value of franchise rights and other identifiable intangible assets as a critical audit matter. The principal considerations for our determination of the estimate of the fair value of the acquired franchise rights and other identifiable intangible assets as a critical audit matter are that there were significant estimates and assumptions made by management, including assumptions regarding future projected cash flows, revenue growth and discount rates; and as disclosed by management, a material weakness was identified in the Company’s controls over the accounting for the RideNow acquisition. Auditing these amounts required a high degree of auditor judgment and an increased extent of effort, including the extent of specialized skill or knowledge needed, when performing audit procedures to evaluate the reasonableness of assumptions and estimates used in these valuations.
The primary procedures we performed to address this critical audit matter included:
•With the assistance of personnel with specialized skill and knowledge in valuation, we evaluated the significant valuation assumptions used by management to develop the franchise rights and other identifiable intangible assets’ fair value by assessing the reasonableness of inputs and assumptions used in the valuation.
•Our evaluation also included reconciling information to source documents and testing the calculations for mathematical accuracy.
•Our evaluation also considered whether the assumptions for revenue growth and development of discount rates used in the valuation were reasonable, including performing a sensitivity analysis on the assumptions, and analysis of discount rates based on company projections.
Income taxes – Valuation Allowance
As described in Note 1 and Note 16 to the consolidated financial statements, the Company records a valuation allowance if it determines that it is not more likely than not that a deferred tax asset will be realized. During the year ended December 31, 2021, the Company determined that it was more likely than not that its deferred tax assets will be realized due to the acquisition of RideNow and therefore reversed its previously recorded valuation allowance in the amount of $23.7 million. In determining that it was more likely than not that the deferred tax assets would be realized, the Company relied upon assumptions and estimates about future activities, including the amount of future taxable income that the Company will generate, and the future reversal of temporary differences.
We identified the Company’s assessment of the realizability of deferred tax assets as a critical audit matter. The principal consideration for this determination included the significant estimates and assumptions relied upon by management, including the amount of future taxable income that the Company will generate, and the future reversal of temporary differences. Auditing these estimates and assumptions required a high degree of auditor judgment and increased audit effort, including the involvement of individuals with specialized knowledge of income tax accounting matters and federal and state tax laws.
The primary procedures we performed to address this critical audit matter included:
•We tested the design and operating effectiveness of management’s controls over determining the realizability of deferred tax assets.
•We obtained management’s projections of the reversal of deferred tax items and utilization of available loss amounts in future years and considered the reasonableness of those projections. We compared the projections to recent actual taxable income of both the legacy RumbleOn and RideNow entities.
•We involved individuals with specialized tax knowledge and skill to assist in evaluating the reasonableness of positive and negative evidence regarding the utilization of deferred tax assets.
Classification of Warrants Issued
As described in Note 1 and 11 to the consolidated financial statements the Company issued warrants to lenders in the debt facility used to finance the RideNow acquisition. The warrants were initially classified as liabilities, with the initial value treated as a deferred financing charge on the related debt. Subsequently, the warrants were remeasured at fair value with changes recorded in the consolidated statement of operations at each reporting date. Upon closing the RideNow acquisition, the warrants were considered to be equity classified and the recorded liability of $19.7 million was reclassified to additional paid-in capital. The determination of the classification of the warrants required management to make judgments as to whether the terms of the agreement required the warrants to be classified in equity or liabilities. The valuation of the warrant at both the issuance date and the date of the closing of the RideNow transaction involved valuation estimates performed by a Company specialist.
We identified the classification of warrants as a critical audit matter. The principal considerations for this determination were the judgments involved in management’s determination of whether or not the terms of the warrant resulted in a contract that was indexed to the Company’s own stock, and the significant estimates and assumptions used in valuing the warrant by the Company.

The primary procedures we performed to address this critical audit matter included:
•We read the terms of the warrants and related debt agreements and compared them to management’s technical accounting memo.
•We consulted with internal resources with specialized knowledge and skill of complex debt and equity instruments to assess whether management’s application of the relevant accounting literature to the terms of the warrants was reasonable and appropriate.
•With the assistance of personnel with specialized skill and knowledge in valuation, we evaluated the significant inputs and assumptions used by management to estimate the warrant fair values.
/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2021.

Charlotte, North Carolina
April 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on the financial statements
We have audited the consolidated balance sheet of RumbleOn, Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2019 to 2021.
Dallas, Texas
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of RumbleOn, Inc. (“the Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of RumbleOn, Inc. as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes, and our report dated April 8, 2022, expressed an unqualified opinion on those consolidated financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, the Company acquired the RideNow entities on August 31, 2021, and management excluded from its assessment the internal control over financial reporting of The RideNow entities, which comprise 85.5% of total assets and 39.2% of total revenue of the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Accordingly, our audit of internal control over financial reporting of the Company did not include the internal control over financial reporting of the RideNow entities.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:
•Information technology general controls particularly as such controls related to user access, program change management, and ineffective complementary user-organization controls, which limited management’s ability to rely on technology dependent controls relevant to the preparation of the Company’s financial statements.
•Controls over the period end close process, including the review and approval process of journal entries, balance sheet account reconciliations, segregation of duties conflicts, and consolidation of intercompany entries.
•Documentation and design of controls over the recording and reconciliation of inventory.
•Review of key assumptions and estimates related to purchase accounting for significant acquisitions.

•The control environment, risk assessment, control activities, information and communication, and monitoring components of the Company’s internal control framework such that internal control weaknesses were not detected, communicated, addressed with mitigating control activities, or remediated in a timely manner.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021 of the Company, and this report does not affect our report dated April 8, 2022 on those such consolidated financial statements.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
April 8, 2022

RumbleOn, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$48,974	$1,467
Restricted cash	3,000	2,049
Accounts receivable, net	40,166	9,408
Inventory	201,666	21,360
Prepaid expense and other current assets	6,335	3,446
Total current assets	300,141	37,730

Property and equipment, net	21,417	6,521
Right-of-use assets	133,112	5,690
Goodwill	260,922	26,887
Intangible assets, net	302,066	46
Other assets	10,091	105
Total assets	1,027,749	76,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	57,068	12,563
Vehicle floor plan note payable	97,278	17,812
Current portion lease liabilities	20,249	1,630
Current portion of long-term, convertible debts, and notes payable	4,476	3,440
Total current liabilities	179,071	35,445
Long -term liabilities:
Senior secured note	253,438	—
Convertible debt, net	29,242	27,166
Notes payable	150	4,691
Derivative liabilities	66	17
Operating lease liabilities	114,687	4,370
Financing lease liabilities	2,869	—
Deferred tax liabilities	7,586	—
Other long-term liabilities	8,995	720
Total long-term liabilities	417,033	36,964
Total liabilities	596,104	72,409

Commitments and contingencies (Notes 2, 8, 9, 10, 11, 12, 14, 19, 21)

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued or outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 14,882,022 and 2,191,633 shares issued and outstanding as of December 31, 2021 and 2020, respectively	15	2
Additional paid in capital	550,055	108,949
Accumulated deficit	(114,106)	(104,381)
Class B stock in treasury, at cost 123,089 shares as of December 31, 2021	(4,319)	—
Total stockholders' equity	431,645	4,570
Total liabilities and stockholders' equity	$1,027,749	$76,979
See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020
Revenue:
Vehicles sales
Powersports	$323,303	$46,654
Automotive	460,888	337,085
Parts, service and accessories	66,969	—
Vehicle logistics	43,878	31,816
Finance and insurance	43,402	872
Total revenue	938,440	416,427

Cost of revenue:
Powersports	264,872	40,061
Automotive	430,142	308,801
Parts, service and accessories	36,702	—
Vehicle logistics	34,278	24,200
Finance and insurance	14,269	—
Cost of revenue before impairment loss	780,263	373,062
Impairment loss on automotive inventory	—	11,738
Total cost of revenue	780,263	384,800

Gross profit	158,177	31,627

Selling, general and administrative	164,077	53,659
Insurance recovery	(3,135)	(5,615)
Depreciation and amortization	6,103	2,143

Operating loss	(8,868)	(18,560)

Interest expense	(16,405)	(6,450)
Change in derivative liability	(8,799)	11
Forgiveness of PPP Loan	2,682	—

Loss before provision for income taxes	(31,390)	(24,999)

Income tax benefits	(21,665)	—
Net loss	$(9,725)	$(24,999)

Weighted average number of common shares outstanding - basic and fully diluted	6,920,318	2,184,441
Net loss per share - basic and fully diluted	$(1.41)	$(11.44)
See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity
For the Two Years Ended December 31, 2021 and 2020
(Dollars in thousands, except per share amounts)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Common B Shares		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2019	50,000	$—	1,111,681	$1	$92,268	$(79,382)	—	$—	$12,887
Issuance of common stock, net of issuance cost	—	—	1,035,000	1	10,779	—	—	—	10,780
Issuance of common stock for restricted stock units	—	—	37,821	—	—	—	—	—	—
Adjustment for fractional shares in reverse stock split	—	—	7,131	—	—	—	—	—	—
Convertible note exchange	—	—	—	—	2,924	—	—	—	2,924
Stock-based compensation	—	—	—	—	2,978	—	—	—	2,978
Net loss	—	—	—	—	—	(24,999)	—	—	(24,999)
Balance, December 31, 2020	50,000	—	2,191,633	2	108,949	(104,381)	—	—	4,570
Issuance of common stock, net of issuance cost	—	—	6,102,027	6	191,235	—	—	—	191,241
Issuance of common stock for restricted stock units	—	—	878,118	1	(1)	—	—	—	—
Issuance of common stock in acquisition	—	—	5,833,333	6	200,953	—	—	—	200,959
Treasury stock purchases	—	—	(123,089)	—	—	—	123,089	(4,319)	(4,319)
Issuance of warrant	—	—	—	—	19,700	—	—	—	19,700
Stock-based compensation	—	—	—	—	29,219	—	—	—	29,219
Net loss	—	—	—	—	—	(9,725)	—	—	(9,725)
Balance, December 31, 2021	50,000	$—	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
See Accompanying Notes to Financial Statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2021 and 2020
(Dollars in thousands, except per share amounts)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,725)	$(24,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,103	2,143
Amortization of debt discount	4,386	2,027
Forgiveness of PPP Loan	(2,682)	—
Bad debt expense	—	311
Stock based compensation expense	29,219	2,978
Impairment loss on inventory	—	11,738
Impairment loss on property and equipment	—	178
Loss (gain) from change in value of derivatives	8,799	(11)
Gain from extinguishment of debt	—	(188)
Deferred taxes	(22,545)	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(9,756)	(1,236)
(Increase) decrease in inventory	(53,226)	24,282
Increase in prepaid expenses and other current assets	(1,102)	(2,236)
(Increase) decrease in other assets	(4,528)	87
Increase in other liabilities	4,748	720
Increase (decrease) in accounts payable and accrued liabilities	3,013	1,349
Increase in floor plan trade note borrowings	15,119	—
Net cash (used in) provided by operating activities	(32,177)	17,143

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	(371,314)	—
Proceeds from sales of property and equipment	—	38
Technology development	(1,871)	(2,145)
Purchase of property and equipment	(5,646)	(175)
Net cash used in investing activities	(378,831)	(2,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note	—	8,272
Proceeds from senior secured debt	261,451	—
Repayments of notes payable	(10,413)	(1,768)
Increase (decrease) in borrowings from non-trade floor plans	17,187	(40,533)
Proceeds from PPP Loan	—	5,178
Proceeds from sale of common stock	191,241	10,780
Net cash provided by (used in) financing activities	459,466	(18,071)

NET CHANGE IN CASH	48,458	(3,210)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	3,516	6,726
CASH AND RESTRICTED CASH AT END OF PERIOD	$51,974	$3,516
See Accompanying Notes to Financial Statements.

Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share data)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada. We are the nation’s first Omnichannel marketplace platform in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn, Inc. provides an unparalleled technology suite, national footprint of physical locations, and full line manufacturer representation to transform the entire customer journey and experience worldwide through technology. Headquartered in the Dallas Metroplex, RumbleOn, Inc. is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people, in more places than ever before. On August 31, 2021 (the “Closing Date”), RumbleOn, Inc. completed its business combination with RideNow Powersports, the nation's largest powersports retailer group (“RideNow”) (refer to Note 2 - Acquisition).
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In particular, the novel coronavirus (“COVID-19”) pandemic and the resulting adverse impacts to global economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to, the allowance for doubtful accounts, inventory valuations, fair value measurements, asset impairment charges, the effectiveness of the company’s hedging instruments, deferred tax valuation allowances, and discount rate assumptions. Certain prior year amounts have been reclassified to conform to the current year’s presentation. Amounts and percentages may not total due to rounding.
Cash and Cash Equivalents
The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2021, and 2020, the Company did not have any investments with maturities greater than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these cash concentrations. The Company only uses highly rated financial institutions to hold its cash deposits.
Restricted Cash
Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 9- Notes Payable and Lines of Credit.
Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, and other miscellaneous receivables. The allowance for doubtful accounts is estimated based on historical experience and trends. Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from customers. The Company estimates the allowance for doubtful accounts for accounts receivable by considering a number of factors, including overall credit quality, age of outstanding balances, historical write-off experience and specific account analysis that projects the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.
Inventory
Vehicle inventory is accounted for pursuant to ASC 330, Inventory and consists of vehicles held for sale or currently undergoing reconditioning and is stated at the lower of cost or net realizable value (“NRV”). Vehicle inventory cost is determined by specific identification. Parts, labor and overhead costs associated with reconditioning vehicles, as well as other incremental expenses associated with acquiring and reconditioning vehicles, are included in inventory. Each reporting period, the Company recognizes any necessary adjustments to reflect vehicle inventory at the lower of cost or NRV through cost of revenue in the accompanying Consolidated Statements of Operations.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term, if applicable.

Estimated Useful Lives	Life
Buildings	25 years
Leasehold Improvements	15 years
Furniture, fixtures and equipment	3-15 years
Property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Impairments are recognized when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value of the asset. Costs of significant additions, renewals, and betterments, are capitalized and depreciated. Maintenance and repairs are charged to expense when incurred. See Note 6 — Property and Equipment, Net for additional information on property and equipment.
Technology Development Costs
Technology development costs are accounted for pursuant to ASC 350, Intangibles - Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from three to five years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications.
Accounting for Business Combinations
Business acquisitions are accounted for under the acquisition method of accounting, whereby the Company measures and recognizes the fair value of assets acquired and liabilities assumed at the date of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. During the year ended December 31, 2021, the Company continued its assessment of the preliminary purchase price allocation recorded at the acquisition date for RideNow and made a measurement period adjustment to the preliminary purchase price allocation which resulted in an increase to inventory of $1,768.
We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected retention rates, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights, non-competition agreements and other intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.

Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of December 31, or whenever events or changes in circumstances indicate that an impairment may exist. We have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive and (3) vehicle logistics. Management analyzes goodwill associated with these segments for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. No impairment charges related to goodwill were recognized during the years ended December 31, 2021 or 2020.
Intangible assets are recognized and recorded at their acquisition date fair values. Indefinite-lived intangible assets consist primarily of franchise rights, and definite-lived intangible assets consist primarily of non-compete agreements, which are amortized on a straight-line basis over the relevant contractual terms. No impairment charges related to intangible assets were recognized during the years ended December 31, 2021 or 2020.
Leases
The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. To calculate the present value, the Company uses the implicit rate in the lease when readily determinable. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available and when collateralized rates are not available, it uses uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in right-of-use assets, current portion lease liabilities, and operating lease liabilities on the accompanying consolidated balance sheets. The Company's finance leases are included in property and equipment and financing lease liabilities on the accompanying consolidated balance sheets.
Other Assets
Other assets consist of various items, including, among other items debt issuance with an debt instruments.
Accrued Liabilities
Accrued liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, sales tax, compensation and benefits, vehicle licenses and fees, interest expense, reserves for returns and cancellations, and advertising expenses.
Revenue Recognition
The Company’s revenue consists primarily of pre-owned and wholesale vehicle sales as well as vehicle logistics and transportation services. See Note 3 – Revenue for additional information on our significant accounting policies related to revenue recognition.
Cost of Revenue
Cost of vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Reconditioning costs include parts, labor, overhead costs, and other vehicle repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of revenue also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
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
Advertising and Marketing Expenses
Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses were $14,425 and $5,287 for the years ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost on a straight-line basis, net of estimated forfeitures, over the grantee’s requisite service period, which is generally the vesting period of the award. The Company estimates the fair value of stock options using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense. See Note 11 – Stockholders’ Equity for additional information on stock-based compensation.
Defined Contribution Plan
The Company sponsors the RumbleOn, Inc. 401(k) Plan and RumbleOn 401(k) Plan (the "Retirement Savings Plans"), for eligible employees. Employees electing to participate in the Retirement Savings Plans may contribute up to 75% of their annual eligible compensation. The Company provides matching contributions of 25% match for employee contributions, up to a maximum matching contribution of $2 thousand per employee annually. Employer contributions to the plan, net of forfeitures, were approximately $722 for the year ended December 31, 2021. There was no employer matching in the year-ended December 31, 2020. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
ASC Topic 820-10-30-2, Fair Value Measurement establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are from sources independent of the Company, whereas unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Other than quoted prices that are observable in the market for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Inputs are unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Embedded Conversion Features
The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging (“ASC 815”) to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt.
From time to time, the Company has issued convertible notes that have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC Topic 470-20. The Beneficial Conversion Feature (“BCF”) of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using an open-form binomial option pricing model (“lattice model”) that simulates, in a non-linear, risk-neutral framework, the stock price of the Company’s common stock.
Common Stock Warrants
The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification (ASC) 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 16,530 warrants to purchase common stock outstanding at December 31, 2021 consisting of: (i) 10,913 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 5,617 warrants issued to Hercules in connection with the 2018 financings. During the year ended December 31, 2021, the Company issued warrants (the “Oaktree Warrants”) to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates connection with providing the debt financing for the RideNow transaction. In August 2021, the exercise price of the warrants was set at $33.00 per share and the aggregate number of shares of Class B common stock underlying the Oaktree Warrants was 1,212,121.
Debt Issuance Costs
Debt issuance costs are accounted for pursuant to FASB ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-3”). ASU 2015-3 requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.
Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”), for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2021, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.
The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.
Loss Per Share
The Company follows the FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common: (ii) Class B common; (iii) Class B participating preferred shares; (iv) restrictive stock units; (v) stock options; (vi) warrants to acquire Class B common stock; and (vii) shares issued in connection with convertible debt.
Recent Pronouncements
Adoption of New Accounting Standards.
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
NOTE 2 – ACQUISITIONS
RideNow Transaction
On the Closing Date, RumbleOn completed its business combination with RideNow (“RideNow Transaction”). Pursuant to the Plan of Merger and Equity Purchase Agreement as amended (the “RideNow Agreement”), on the Closing Date, there were both mergers and transfers of ownership interest comprising in aggregate the RideNow Transaction. For the mergers, five newly-created RumbleOn subsidiaries were merged with and into five RideNow entities (“Merged RideNow Entities”) with the Merged RideNow Entities continuing as the surviving corporations and with the Company obtaining ownership of these entities through these mergers and the transfers noted below. Merged RideNow Entities owned powersports retail locations approximately 30% of RideNow retail location. For the transfers of ownership interest, the Company acquired all the outstanding equity interests of 21 entities comprising the remaining 70% of the RideNow’s retail locations (“Acquired RideNow Entities”, and together with the Merged RideNow Entities, the “RideNow Entities”) that directly or indirectly operate the remaining RideNow powersports retail locations.
Pursuant to the RideNow Agreement, on the Closing Date, the RideNow equity holders received cash consideration of $400,400 and 5,833,333 shares of RumbleOn’s Class B Common Stock, valued at $200,958 based on the close price of the Company’s Class B Common Stock on the Closing Date. The cash consideration of $400,400 includes funds against which the Company may make claims for indemnification; this amount is included in consideration transferred. The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,443 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,000 pursuant to the Oaktree Credit Facility entered into on the Closing Date (as further described in Note 9 - Notes Payable and Lines of Credit, the (“Oaktree Credit Agreement”). The remaining funds received from these financing transactions were used for working capital purposes.

The following table summarizes the provisional consideration for the acquisitions:

Cash	$400,400
Class B Common Stock	200,958
Total provisional purchase price consideration	$601,358
The final purchase price allocation will be completed upon payment of final consideration for working capital and other adjustments. RideNow is included in the Powersports reporting segment, including goodwill, as the RideNow business is entirely within the Company’s Powersports segment. As of December 31, 2021, we have performed an initial valuation of the amounts below; however, our assessment of these amounts remains open for completion. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The final purchase price allocation may include changes to: (1) property and equipment; (2) right-of-use assets and lease liabilities; (3) deferred tax liabilities, net; (4) allocations to intangible assets as well as goodwill; (5) final consideration paid related to working capital and other adjustments; and (6) other assets and liabilities. We are required to finalize our purchase price allocations within one year after the Closing Date.
The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed from RideNow. Any potential adjustments made could be material in relation to the preliminary values presented below.

Estimated fair value of assets acquired:
Cash	$34,454
Contracts in transit	10,878
Accounts receivable	10,124
Inventory	127,080
Prepaid expenses	1,785
Right-of-use assets	126,886
Property & equipment	15,509
Franchise rights	282,000
Other intangible assets, net	22,129
Other assets	119
Total assets acquired	630,964

Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	43,409
Notes payable - floor plan	47,161
Lease liabilities	130,181
Notes payable	6,549
Deferred tax liabilities	30,548
Other long-term liabilities	6,210
Total liabilities assumed	264,058

Total net assets acquired	366,906

Goodwill	234,452

Total consideration	$601,358
The Company assumed two promissory notes liabilities with aggregate principal and accrued interest of $2,200 as of the Closing Date due to entities controlled by William Coulter and/or Mark Tkach. See Footnote 18 for further details of these two related party promissory notes.
The results of operations of RideNow from the Closing Date are included in the accompanying Consolidated Financial Statements. Acquisition related costs of $4,281 were incurred for the year ended December 31, 2021 and are included in Selling, General and Administrative expenses in the Consolidated Statement of Operations. In addition, the Company elected to accelerate the vesting of restricted stock units (“RSUs”) and grant other stock awards in connection with the RideNow Transaction. The total value of these awards of $23,943 is reported within selling, general and administrative expense in the Consolidated Statement of Operations.
Supplemental pro forma information (Unaudited)
The following unaudited supplemental pro forma information presents the financial results as if the RideNow Transaction was completed at January 1, 2020. Pro forma net income for the year ended December 31, 2021 includes income tax benefit of $2,706 reported in the Consolidated Statements of Operations.

	December 31,
	2021	2020
Pro forma revenue	$1,650,625	$1,348,211
Pro forma net income	$45,565	$18,854
Net income per share-basic	$6.58	$8.63
Weighted average number of shares-basic	6,920,318	2,184,441
Net income per share-fully diluted	$6.42	$5.75
Weighted average number of shares-fully diluted	7,099,041	3,279,699

    Pro forma adjustments for the year ended December 31, 2021 and 2020, primarily include:

	December 31,
	2021	2020
Stock compensation and other administrative costs	$29,219	$3,175
Depreciation and amortization	$13,199	$13,607
Interest expense	$40,347	$47,312
Income tax provision (benefit)	$(2,706)	$6,305

NOTE 3 –REVENUE
Our revenue consists of new vehicles sales, retail and wholesale used vehicle sales, sales of finance and insurance products and sales of parts, service, accessories and apparel.
New and Used Powersports Vehicles
The Company sells new and used powersports vehicles. The transaction price for a powersports vehicle sale is determined with the customer at the time of sale. Customers often trade in their own powersports vehicle to apply toward the purchase of a retail new or used powersports vehicle. The “trade-in” powersports vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for a specific powersports vehicle, and applied as payment of the contract price for the purchased powersports vehicle.
When the Company sells a new or used powersports vehicle, transfer of control typically occurs at a point in time upon delivery of the vehicle to the customer, which is generally at the time of sale, as the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at such time. Except for limited circumstances, the Company does not directly finance its customer’s purchases or provide leasing. In many cases, the Company arranges third- party financing for the retail sale or lease of powersports vehicles to customers in exchange for a fee paid to the Company by a third-party financial institution. The Company receives payment directly from the customer at the time of sale or from a third-party financial institution (referred to as contracts-intransit) within a short period of time following the sale. The Company establishes provisions, which are not significant, for estimated returns and warranties on the basis of both historical information and current trends.
Parts and Service
The Company sells parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Company also sells parts through wholesale and retail counter channels.
Each repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the vehicle service. Payment for each vehicle service work is typically due upon completion of the service, which is generally completed within a short period from contract inception. The transaction price for repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. The performance obligation for repair and maintenance service are satisfied over time and create an asset with no alternative use and with an enforceable right to payment for performance completed to date. Revenue is recognized over time based on a direct measurement of labor hours, parts and accessories that are allocated to open service and repair orders at the end of each reporting period. As a practical expedient, the time value of money is not considered since repair and maintenance service contracts have a duration of one year or less. The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period following the sale. The Company establishes provisions, which are not significant, for estimated parts returns based on historical information and current trends. Delivery method of wholesale and retail counter parts vary.
The Company generally considers control of wholesale and retail counter parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of sale. The Company also offers customer loyalty points for parts and services for select franchises. The Company satisfies its performance obligations and recognizes revenue when the loyalty points are redeemed. Amounts deferred related to the customer loyalty programs are insignificant.
Finance and Insurance
The Company sells and receives commissions on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, among others. The Company offers products that are sold and administered by independent third parties, including the vehicle manufacturers’ captive finance subsidiaries.
Pursuant to the arrangements with these third-party providers, the Company sells the products on a commission basis. For the majority of finance and insurance product sales, the Company’s performance obligation is to arrange for the provision of goods and services by another party. The Company’s performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end customer, generally at the time of the vehicle sale. As agent, the Company recognizes revenue in the amount of any fee or commission to which it expects to be entitled, which is the net amount of consideration that it retains after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.
The Company’s customers are concentrated in the Sunbelt region. There are no significant judgements or estimates required in determining the satisfaction of the performance obligations or the transaction price allocated to the performance obligations. As revenue are recognized at a point-in-time, costs to obtain the customer (i.e. commissions) do not require capitalization.
Vehicle Logistics
Vehicle logistics revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The Company’s subsidiary, Wholesale Express, provides these services. The transaction price is based on the consideration specified in the customer's contract. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our performance obligations and standards. Performance obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle are transferred to the owner during delivery. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.
Disaggregation of Revenue
The significant majority of the Company’s revenue is from contracts with customers. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue from contracts with customers consists of the following:

	December 31,
	2021	2020
Revenue
New vehicles	$169,632	$—
Used vehicles
Powersports	153,671	46,654
Automotive	460,888	337,085
Total used vehicles	614,559	383,739
Total new and used vehicles	784,191	383,739

Parts, service and accessories	66,969	—
Vehicle logistics	43,878	31,816
Finance and insurance	43,402	872
Total revenue	938,440	416,427

Timing of revenue recognition
Goods and services transferred at a point in time	897,019	416,427
Good and services transferred over time	41,421	—
Total revenue	$938,440	$416,427

NOTE 4 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following as of December 31,

	2021	2020
Contracts in transit	$9,141	$—
Trade receivables	20,061	8,859
Factory receivables (1)	4,003	—
Finance receivables (2)	7,622	2,118
	40,827	10,977
Less: allowance for doubtful accounts	661	1,569
	$40,166	$9,408

(1) Factory receivables represents amounts due primarily from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplies returns.
(2) Finance receivables originated in connection with the Company’s vehicle sales.

The allowance for doubtful accounts was approximately $661 and $1,569 as of December 31, 2021 and 2020, respectively.

Finance receivables are stated net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible finance receivables. The allowance for doubtful accounts is increased by charges to bad debt expense and decreased by actual write-offs (net of recoveries). A receivables is written off when the Company determines it is uncollectible. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past collection experience, knowledge of the customer, and aging of the receivables. During the years ended December 31, 2021 and 2020, management wrote of $76 and $296, respectively, of finance receivables considered to be uncollectible.

NOTE 5 – INVENTORY
Inventory, net of reserves, consists of the following as of December 31,

	2021	2020
New powersport vehicles	$68,244	$—
Pre-owned vehicles:
Powersport vehicles	77,418	1,870
Automobiles	32,512	19,490
Parts, accessories and other	23,492	—
	$201,666	$21,360
Floor plan notes payable as of December 31,

	2021	2020
Floor plans notes payable - trade	$15,119	$—
Floor plans notes payable - non-trade	82,159	17,812
Floor plan notes payable	$97,278	$17,812
Floor plan notes payable - trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable-non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable- trade are reported as operating cash flows and changes in floor plan notes payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
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
New vehicle floor plan facilities generally utilize LIBOR or ADB (Average Daily Balance)-based interest rates, which generally ranged between 5% and 7% as of December 31, 2021. Used vehicle floor plan facilities generally utilize prime, LIBOR or ADB-based interest rates, which ranged between 4.75% and 8% as of December 31, 2021. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $274,468 as of December 31, 2021. The Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of December 31, 2021. The Company is evaluating alternative benchmarks, which may include the Secured Overnight Financing Rate (“SOFR”).
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Facility. Refer to Note 9 - Notes Payable and Lines of Credit for further detail.

NOTE 6 – PROPERTY AND EQUIPMENT, NET
The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31,

	2021	2020
Buildings and improvements	$3,240	$—
Leasehold improvements	7,097	321
Equipment	4,367	—
Furniture and fixtures	312	191
Technology development	12,879	11,008
Vehicles	1,525	241
Total property and equipment	29,420	11,761
Less: accumulated depreciation and amortization	8,003	5,240
Total	$21,417	$6,521
Depreciation expense was $6,103 in 2021 and $2,143 in 2020.
Total technology development costs incurred was $2,707 and $3,530 for the year ended December 31, 2021 and 2020, respectively. Of the total development costs incurred, approximately $1,266 and $2,145, was capitalized in the year ended December 31, 2021 and 2020, respectively. Approximately $1,441 and $1,385, was recorded as amortization expense related to capitalized technology development costs in the years ended December 31, 2021 and 2020, respectively.
NOTE 7 – INTANGIBLE ASSETS AND GOODWILL
The following is a summary of the changes in the carrying amount of goodwill, franchise rights and other and other intangible assets as of December 31,

	2021	2020
Goodwill	$260,922	$26,887

Other intangible assets
Franchise rights - indefinite life	$282,350	$—
Other intangibles	22,175	46
	304,525	46
Less: accumulated amortization	2,459	—
Intangible assets, net	$302,066	$46

Other intangibles of $22,175 is primarily comprised of assets related to non-compete agreements as of December 31, 2021. The Company evaluates intangible assets for impairment at least annually, or when triggering events occur. No triggering events or impairment was noted as of December 31, 2021.

The following is a summary of the changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2021 and 2020.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2019	$—	$26,039	$848	$26,887
Acquisitions	—	—	—	—
Impairment	—	—	—	—
Measurement period adjustment	—	—	—	—
Balance at December 31, 2020	—	26,039	848	26,887
RideNow acquisition	234,035	—	—	234,035
Impairment	—	—	—	—
Measurement period adjustment	—	—	—	—
Balance at December 31, 2021	$234,035	$26,039	$848	$260,922

Goodwill associated with the RideNow acquisition of $234,035 represents the preliminary determination of fair value as of December 31, 2021. We expect to finalize the purchase price allocation process for the RideNow acquisition in 2022 as we complete our review of fair values. We are required to finalize our purchase price allocations within one year after the Closing Date.

A total of $148,500 of Goodwill at December 31, 2021 is non-deductible for tax purposes, which is comprised of goodwill associated with the RideNow acquisition of $125,400 and Wholesale Express of $23,100.

Estimated annual amortization expense related to other intangibles:

2022	$9,422
2023	7,376
2024	2,918
2025	—
2026	—
Thereafter	—
$19,716

NOTE 8 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
The following table summarizes accounts payable and other accrued liabilities as of December 31, 2021 and 2020:

	2021	2020
Accounts payable	$10,028	$8,168
Accrued interest	3,649	1,486
Accrued payroll	9,449	1,080
Customer deposits	5,732	—
State and local taxes	8,287	856
Professional fees	5,637	112
Other accrued expenses	14,286	861
Total	$57,068	$12,563

NOTE 9 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of December 31,

	2021	2020
Term loan credit agreement with Oaktree dated August 31, 2021. Amortization payments are required quarterly commencing in the quarter ending December 31, 2021. The Initial Loan Term Facility matures on August 31, 2026. The interest rate as of December 31, 2021 was 9.25%.	$253,438	$—
Notes Payable-PPP Loans dated May 1, 2020 with maturity of April 1, 2025. Payments of principal and interest were deferred as of December 31, 2021 while the outstanding principal balance is under Small Business Administration (“SBA”) review.	2,534	5,177
Unsecured note payable to P&D Motorcycles in the original amount of $1,724 with interest rate of 4% through maturity which is July 1, 2022.	1,031	—
Secured notes payable-NextGen dated February 8, 2017. Matured on January 31, 2021.	—	833
Notes payable-private placement dated March 31, 2017. Matured on June 30, 2021.	—	669
Line of Credit-RumbleOn Finance. Line of credit secured by the loans and other assets of RumbleOn Finance, LLC. Interest rate at December 31, 2021 was 7.25%.	—	889
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by two directors; monthly principal payments ranging from $7 to $13; interest accruing at rates ranging from LIBOR+0.6% to LIBOR+1.3%.	907	—
Total notes payable and lines of credit	257,910	7,568
Less: Current portion of notes payable	4,322	2,877
Long-term debt, net of current portion	$253,588	$4,691

As of December 31, 2021, future principal debt payments are due as follows:

2022	$4,322
2023	150
2024	—
2025	—
2026	253,438
Total debt payments	$257,910

Floor plan notes payable as of December 31,

	2021	2020
Floor plans notes payable - trade	$15,119	$—
Floor plans notes payable - non-trade	82,159	17,812
Floor plan notes payable	$97,278	$17,812
Floor plan notes payable-trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable-non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable- trade are reported as operating cash flows and changes in floor plan notes payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
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

New vehicle floor plan facilities generally utilize LIBOR or ADB (Average Daily Balance)-based interest rates, which generally ranged between 5% and 7% as of December 31, 2021. Used vehicle floor plan facilities generally utilize prime, LIBOR or ADB-based interest rates, which ranged between 4.75% and 8% as of December 31, 2021. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $274,468 as of December 31, 2021.
Term Loan Credit Agreement - Oaktree
On August 31, 2021, the Company entered into the Oaktree Credit Agreement, which provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility was used to consummate the RideNow Transaction and to provide for working capital. The proceeds from the Delayed Draw Term Loans Facility, if drawn, will be used to finance acquisitions permitted by the Oaktree Credit Agreement and similar investments or “earn-outs” entered into in connection with acquisitions and to pay fees and expenses relating thereto. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and become available six (6) months after the Closing Date and are unavailable to be drawn after the eighteen (18) month anniversary of the Closing Date. The Oaktree Credit Facility also provides for incremental draws for up to an additional $100,000 in accordance with the terms set forth in the Oaktree Credit Agreement, which may be used for acquisitions or working capital. The loan is reported on the balance sheet as senior secured debt net of debt discount and debt issuance costs of $25,862, including the fair value of stock warrant of $10,950. Borrowings under the Oaktree Credit Facility bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on December 31, 2021, was 9.25%. Interest expense for the year December 31, 2021 was $10,580, which included amortization of $1,870 related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that SOFR may be selected as the alternative benchmark rate, this has not been determined as of December 31, 2021. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of December 31, 2021.
Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its domestic wholly owned subsidiaries (the “Subsidiary Guarantors”) although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.
In connection with Oaktree Credit Agreement, the Company issued warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “ Warrant”). The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of the change in derivative liability in the Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
Line of Credit-Floor Plan-NextGear
On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the “NextGear Credit Line”) with NextGear. We ended borrowings under the NextGear Credit Line on August 31, 2021, at which point Wholesale entered into a floorplan vehicle financing credit line with AFC (the “AFC Credit Line”). Advances under the AFC Credit Line are limited to $29,000 as of December 31, 2021. Interest expense on the NextGear Credit Line and AFC Credit Line for the years ended December 31, 2021 and 2020, was $1,849 and $1,635, respectively.
PPP Loans
On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries”, and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. In July, 2021, the Company applied to obtain forgiveness of the PPP Loans and approximately $2,643 of the loan forgiveness was approved as of December 31, 2021. The balance of the PPP loans of $2,534 is still under review by the SBA and the Company can provide no assurance that it will obtain forgiveness of this remaining balance in whole or in part. Payments on this remaining loan balance commenced on September 1, 2021, and the loans mature on April 1, 2025.
NOTE 10 – CONVERTIBLE NOTES
As of December 31, 2021, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	December 31, 2021			December 31, 2020
	Face Amount	Debt Discount	Carrying Amount	Face Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750	$9,508	$29,242	$38,750	$11,737	$27,013
Convertible notes-Autosport:
$1,536 unsecured note	154	—	154	1,024	308	716
	38,904	9,508	29,396	39,774	12,045	27,729
Less: Current portion	154	—	154	768	205	563
Long-term portion	$38,750	$9,508	$29,242	$39,006	$11,840	$27,166
Convertible Senior Notes
On May 9, 2019, the Company entered into a purchase agreement (the "Purchase Agreement") with JMP Securities LLC ("JMP Securities") to issue and sell $30,000 in aggregate principal amount of its 6.75% Convertible Senior Notes due 2024 (the "Old Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act") (the "2019 Note Offering"). The Company paid JMP Securities a fee of 7.0% of the gross proceeds in the 2019 Note Offering. The proceeds for the 2019 Note Offering after deducting the initial purchaser's discounts, advisory fees, and related offering expenses, were approximately $27,386.
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
The initial conversion rate of the Old Notes was 8.6956 shares of Class B Common Stock, per $1 principal amount of the Old Notes, subject to adjustment (which is equivalent to an initial conversion price of approximately $115.00 per share, subject to adjustment). The conversion rate was subject to adjustment in some events but would not have been adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Old Indenture), the Company would, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elected to convert its Old Notes in connection with such make-whole fundamental change.
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
The New Indenture contains a "blocker provision" which provides that no holder (other than the depository with respect to the notes) or beneficial owner of a New Note shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.
The New Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding New Notes by notice to the Company and the Trustee, may declare 100.0% of the principal of and accrued and unpaid interest, if any, on all the New Notes then outstanding to be due and payable. The New Notes also contain conversion features related to certain events, which include liquidation or dissolution, as well as fundamental changes to the structure or ownership of the Company.
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
The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 "Debt – Debt with Conversion and Other Option" (ASC 470-20) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any all-unamortized debt issuance costs during the year ended December 31, 2020. The remaining consideration of $2,593 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder's equity during the year ended December 31, 2020.
The New Notes are not redeemable by the Company before January 14, 2023. The Company may redeem for cash all or any portion of the Convertible Senior Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Senior Notes.
The Convertible Senior Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables). The Convertible Senior Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280 and represents the present value of the Convertible Senior Notes cash flows using an implied discount rate of 18.7% which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529 in total debt discount related to the Convertible Senior Notes which included $60 of debt issuance costs. The Company allocates costs related to the issuance of the Convertible Senior Notes to the liability and equity components using the same proportions as the initial carrying value of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $21 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate. The derivative liability is remeasured at each reporting date, and the change in fair value of $45 is included in change in derivative liability in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021. The value of the derivative liability as of December 31, 2021 was $66.
The interest expense recognized with respect to the Convertible Senior Notes for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Contractual interest expense	$2,616	$2,566
Amortization of debt discounts	2,229	1,867
Total	$4,845	$4,433
Convertible Notes-Autosport USA
On February 3, 2019, in connection with the Autosport Acquisition, the Company issued a (i) $500 Promissory Note and (ii) a $1,536 Convertible Note in favor of the seller. The $500 Promissory Note was repaid in full in 2020. The $1,536 Convertible Note matures on January 31, 2022 and accrues interest at a rate of 6.5% per annum. Any interest and principal due under the Convertible Note is convertible into shares of the Company’s Class B common stock at a conversion price of $115.00 per share, (i) at the Seller’s option, or (ii) at the Buyer’s option, on any day that (a) any portion of the principal of the Convertible Note remains unpaid and (b) the weighted average trading price of the Company’s Class B common stock on Nasdaq for the twenty (20) consecutive trading days preceding such day has exceeded $140.00 per share. The maximum number of shares issuable pursuant to the Convertible Note is 2,449 shares of the Company’s Class B common stock. Interest expense on the Convertible Note for years ended December 31, 2021 was $51 which included $37 of debt discount amortization as compared to interest expense of $188 which included $84 of debt discount amortization for the same periods of 2020.

NOTE 11 – STOCKHOLDERS' EQUITY
Stock-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan ( the “Plan”) allowing for the issuance of RSUs, stock options (“Options”), Performance Units, and other equity awards (collectively “Awards”). As of December 31, 2021, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years. The Company has also granted performance-based awards and market condition-based awards with vesting schedules that are typically dependent on achieving a particular objective within thirty-six months. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards on the Closing Date. This waiver was accounted for as a modification of the awards. The fair value of the awards was remeasured as of effective date of the waiver, and the change in fair value was fully expensed during the year ended December 31, 2021 given the concurrent delivery of such shares.
The Company estimates the fair value of all awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value based on the share price of the Class B Common Stock on the date of the award. Performance Awards use the share prices of the Class B Common Stock but the Company, both at grant and each subsequent quarter, considers whether to a apply discount to the fair in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Sholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards. On September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Mr. Steven R. Berrard, the Company’s former Chief Financial Officer and a director. Mr. Berrard was one of the Company’s founders.
We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period. However, the acceleration of awards as described above resulted in the awards being expensed in the three-months ended September 30, 2021. The following table reflects the stock-based compensation:

	For the Years Ended December 31,
	2021	2020

Restricted stock units	$29,188	$2,957

Options	31	21

Total stock-based compensation	$29,219	$2,978
As of December 31, 2021, there are 2,551 Options and 912,128 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $16,431 which the Company expects to recognize over a weighted-average period of approximately 17 months.
As of December 31, 2021, unrecognized stock-based amortization related to outstanding RSU and stock awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2021 is presented in the table below. Total unrecognized equity will be adjusted for actual forfeitures.

	Unrecognized Stock Based Compensations Related to Outstanding Awards	Remaining Weighted-Average Amortization Period (in years)

Restricted stock units	$16,418	1.45

Options	13	0.32

Total unrecognized stock-based amortization	$16,431	1.45
Restricted Stock Units
RSU activity during the years ending December 31, 2021 and 2020 was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Outstanding at December 31, 2019	129,938	$99.00
Granted	416,435	6.60
Vested	(35,274)	87.91
Forfeited	(67,256)	98.53
Outstanding at December 31, 2020	443,843	13.26
Granted	1,320,782	37.03
Vested	(723,334)	32.52
Forfeited	(129,163)	15.86
Outstanding at December 31, 2021	912,128	$37.48

Expected to vest	912,128	$37.48
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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	5,087	$78.10	9.6	—
Options granted	250	61.40	—	—
Options exercised	—	—	—	—
Options forfeited or expires	(2,586)	74.72	—	—
Outstanding at December 31, 2020	2,751	79.76	9.6	—

Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expires	(200)	81.60	—	—
Outstanding at December 31, 2021	2,551	$79.62	8.7	—

Vested / exercisable at December 31, 2021	1,875	$79.92	7.7	—
Expected to vest as of December 31, 2021	676	$78.79	7.7	—

Fair value of all option awards is based on the share price of the Class B Common Stock on the date of the award and is calculated using the Black-Scholes option valuation model using the assumptions in the following table:

	2021	2020
Risk-free rate	—	0.3%
Expected volatility	—	194.8%
Expected life (in years)	—	5.48
Expected dividend yield	—	—
Weighted average grant date fair value per option	—	$29.66
Security Offerings
In January 2020, the Company realized approximately $10,780 in net proceeds from public offering of 1,170,000 shares of Class B Common Stock at a public price of $11.40 per share (the “2020 Public Offering”).
On May 18, 2020, the Company effected a one-for-twenty reverse stock split of its issued and outstanding Class A Common Stock and Class B Common Stock (the “Reverse Stock Split”).The Company has retrospectively adjusted the per share and share amounts included in this 2021 Form 10-K for the Reverse Stock Split.
On April 8, 2021, the Company realized approximately $36,797 in net proceeds from public offering of 1,048,998 shares of Class B common stock at a price to the public of $38.00 per share (the “April 2021 Offering”). In conjunction with the RideNow Transaction, on August 31, 2021, the Company raised approximately $154,443 in net proceeds from the sale of 5,053,029 shares of Class B common stock at a price to the public of $33.00 per share.
Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant changes in the fair value between March 12, 2021 and March 31, 2021. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow transaction, the Oaktree warrants were considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance under ASC 815-40,. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
NOTE 12 – COMMON STOCK WARRANTS
In connection with the October 23, 2017 public offering of 145,500 shares of Class B common stock the Company issued to underwriters warrants to purchase 10,913 shares of Class B common stock, which was equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering. The Warrants are exercisable at a per share price of $126.50, which was equal to 115.0% of the Offering price per share of the shares sold in the Offering and mature on April 20, 2023. In April, 2018, pursuant to the Loan Agreement by and among Hercules Capital, the Company, and its wholly owned subsidiaries, the Company issued Hercules a warrant to purchase 4,091 (increasing to 5,455 if a fourth tranche in the principal amount of up to $5,000 is advanced at the parties agreement) shares of the Company's Class B Common Stock (the “Hercules April Warrant”) at an exercise price of $110.00 per share (the “Hercules April Warrant Price”). The Hercules April Warrant is immediately exercisable and expires on April 30, 2023. In October, 2018, under an amendment to the Loan Agreement, the company issued Hercules a warrant to purchase 1,048 shares of the Company's Class B Common Stock (the “Hercules October Warrant”) at an exercise price of $143.13 per share (the “Hercules October Warrant Price”). The Hercules October Warrant is immediately exercisable and expires on October 30, 2023. The Hercules warrants contain anti-dilutive provisions that increase the number of shares covered by the warrants in the event the Company makes a New Issuance (as defined in the Loan Agreement) for no consideration or consideration that is less than the Warrant Prices. The following table summarizes the warrants outstanding as of December 31, 2021 and 2020:

	2021	2020
Warrants outstanding at the beginning of the year	16,530	16,530
New warrant issuances to Hercules	—	—
Adjustment to the Hercules warrants due to the anti-dilutive provisions	—	—
Warrants outstanding at the end of the year	16,530	16,530
The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants were valued at issuance using the Black-Scholes option pricing model with the following assumptions:

	Underwriter Warrants	Hercules April Warrants	Hercules October Warrants
Warrants exercise price	$126.50	$110.00	$143.20
Fair value price per share of common stock	$110.00	$101.40	$114.60
Volatility	62.0%	70.0%	70.0%
Expected term remaining (years)	4.0	4.0	4.0
Risk-free interest rate	1.31%	2.79%	2.94%
Discount for lack of marketability	20.0%	20.0%	20.0%
Dividend yield	—	—	—
Fair value at initial valuation date	$505,273	$208,369	$59,292

NOTE 13 – SELLING, GENERAL AND ADMINISTRATIVE
The following table summarizes the detail of selling, general and administrative expenses for the years ended December 31,

	2021	2020
Compensation and related costs	$63,473	$22,756
Stock based compensation	29,219	2,978
Advertising and marketing	14,425	5,287
Professional fees	4,714	3,148
Technology development and software	1,992	1,421
Facilities	9,568	2,837
General and administrative	40,686	15,232
	$164,077	$53,659

NOTE 14 – LOSS CONTINGENCIES AND INSURANCE RECOVERIES
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
All three components of the Company's loss claim have been submitted to its insurers. The Company's inventory claim is subject to a dispute with the carrier as to the policy limits applicable to the loss; however, the insurer has advanced $5,615 against the final settlement. The insurer has agreed to pay $2,778 on the building and personal property loss, reflecting limits of $2,783 net of a $5,000 deductible. The insurer has made an interim payment on the building and personal property loss of $2,270 to the landlord. The loss of business income claim is ongoing and remains in the process of negotiation, however, the insurer has advanced $250 against the final settlement during the year ended December 31, 2020. The insurer made an additional interim payment on the inventory loss of $3,135 to the Company during the year ended December 31, 2021. The Company believes there will be a recovery of all three loss components, however no assurance can be given regarding the amounts, if any, that will be ultimately recovered or when any such recoveries will be made.

As a result of the damage caused by the tornado the Company concluded that the utility of the inventory damaged by the storm was impaired as a result of physical damage sustained. Whether the impairment is caused by physical destruction or an adverse change in the utility of the inventory, entities should assess whether an inventory impairment or write-off is required in accordance with ASC 330-10-35-1 through 35-11, which address adjustments of inventory balances to the lower of cost or market and requires that when there is evidence that the utility of goods will be less than cost, the difference is recognized as a loss of the current period. During the year ended December 31, 2020, the Company recorded an impairment loss on inventory of $11,738 comprised of $4,454 for vehicles that were a total loss and $7,284 in loss in value for vehicles partially damaged and subject to repair. The impairment loss is reported in cost of revenue in the consolidated statements of operations. On July 23, 2020, the insurer made an advance against the final settlement of the damage claim on inventory of $5,615. This recovery has been recorded as a separate component of operating loss for the year ended December 31, 2020.
NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2021 and 2020:

	2021	2020
Cash paid for interest	$12,075	$3,835
The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows as of December 31, 2021 and 2020:

	2021	2020
Cash and cash equivalents	$48,974	$1,467
Restricted cash (1)	3,000	2,049
Total cash, cash equivalents, and restricted cash	$51,974	$3,516

(1)Amounts included in restricted cash represent the deposits required under the Company's short-term revolving facilities.
NOTE 16 – INCOME TAXES
The components of the income tax provision (benefit) from continuing operations for the year ended December 31, 2021 and 2020 are as follows:

	2021	2020
Current
Federal	$—	$—
State	880	—
Total current income tax expense	880	—

Deferred
Federal	(21,028)	—
State	(1,517)	—
Total deferred income tax benefit	(22,545)	—

Income tax benefit	$(21,665)	$—

Deferred income taxes reflect the net tax effect of temporary difference between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$20,316	$21,495
Business interest carryforward	2,992	1,651
Stock-based compensation	796	518
Accounts receivable allowance	209	362
Lease liabilities	33,008	1,569
Inventory reserve	290	26
Basis difference in goodwill	—	352
Transaction costs	1,027	—
Accrued liabilities	57	123
Property and equipment	—	373
Total deferred income tax assets	58,695	26,469

Deferred tax liabilities:
Intangibles and goodwill	30,614	—
Right-of-use assets	32,740	1,478
Debt issuance costs amortization	1,173	1,249
Property and equipment	1,754	—
Total deferred tax liabilities	66,281	2,727

Net deferred tax (liabilities) assets before valuation allowance	(7,586)	23,742

Valuation allowance	—	(23,742)
Net deferred taxes	$(7,586)	$—
A reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company's effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of federal benefit	(13.0)%	5.0%
Derivative expense	(5.9)%	—%
Executive compensation	(8.5)%	—%
Other permanent difference	(0.7)%	(1.4)%
Stock-based compensation	0.5%	—%
Valuation allowance	75.6%	(24.6)%
Effective tax rate	69.0%	—%
Income tax expense/(benefit) for the years ended December 31, 2021 and 2020 was $(21,665) and $0, respectively, representing effective tax rates of 69.0% and 0%, respectively.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. In estimating future taxable income, the Company relies upon assumptions and estimates about future activities, including the amount of future federal and state pretax operating income that the Company will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Based on this analysis, and as a result of the future taxable income generated by the RideNow acquisition, the Company has determined that it is more likely than not that its deferred tax assets will be realized, and accordingly has released its full valuation allowance of $23,742 during 2021.
As of December 31, 2021 and 2020, the Company has federal net operating loss carryforwards of $91,246 and $82,733, respectively, a portion of which begins to expire in 2033. The Company’s state net operating loss carryforwards as of December 31, 2021 and 2020 are $17,878 and $16,291, respectively, a portion of which begin to expire in 2029. As a result of various ownership changes, the Company’s federal and state net operating losses are subject to limitations under Internal Revenue Code (“IRC”) Section 382. However, due to the Company’s projected income in future years and the indefinite-lived nature of the majority of its net operating losses available, none of these attributes are expected to expire unutilized as a result of the IRC Section 382 limitation analysis.
Based on the statutes of limitations in the applicable jurisdiction in which the Company operates, the Company is generally no longer subject to examinations by U.S. tax authorities in years prior to 2017.
U.S. Tax Reform
In March 2020, then President Trump signed into U.S. federal law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. Economy. The Company does not expect the provisions of the legislation to have a significant impact on the effective tax rate or income tax payable and deferred income tax positions of the Company.
NOTE 17 – LOSS PER SHARE
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
For purposes of this calculation for the year ended December 31, 2021, 912,128 of RSUs, 2,551 of stock options, 1,212,121 of Oaktree Warrants to purchase shares of Class B common stock, 16,531 of other warrants to purchase shares of Class B Common Stock, and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
For purposes of this calculation for the year ended December 31, 2020, 443,843 of RSUs, 2,751 of stock options, 16,530 of warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
NOTE 18 – RELATED PARTY TRANSACTIONS
Promissory Notes
As of December 31, 2020, the Company had promissory notes of $371 and accrued interest of $9 due to Blue Flame Capital, LLC (“Blue Flame”), an entity controlled by a Denmar Dixon, a director of the Company. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021, and interest expense on the promissory notes for the year ended December 31, 2021 and 2020 was $3 and $78. The interest was charged to interest expense in the Consolidated Statements of Operations. The Blue Flame Notes plus accrued interest were paid in full on January 31, 2021.
In connection with the acquisition of RideNow, the Company assumed two promissory notes totaling principal and accrued interest of $2,200 as of August 31, 2021 due to entities controlled by William Coulter and/or Mark Tkach, each a former director and executive officer of the Company. Amounts due under these two promissory notes totaled $907 as of December 31, 2021.
Nashville Leases
In connection with the acquisition of Wholesale, (vehicle logistics and transportation) the Company entered into leases for two facilities in the greater Nashville area owned by Mr. Brewster, a former 5% or greater holder of our Class B Common Stock. One of the leases was terminated in 2019. The other location has a lease term expiring on October 30, 2021, for which the Company has two (2) renewal options, each of which provides for five (5) additional years with a ten percent (10.0%) increase in the base rent. The rent for the current location is approximately $25 per month.
August 2021 Offering
In connection with the RideNow Transaction, on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., one of the underwriters in this offering, pursuant to which BRF Finance loaned the Company $2,500 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or, after May 1, 2021, upon the issuance of debt or equity above $2,650. The Bridge Loan was secured by certain intellectual property assets held by NextGen Pro and interest on the loan was at a rate of 12% annually. The Bridge Loan, and all accrued interest was paid upon the closing of the RideNow Transaction.
Denmar Dixon, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by either William Coulter or Mark Tkach, each former director and executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. The Company is still in the process of finalizing its purchase price allocation and related fair values of assets and liabilities, including the RideNow leases.
RideNow Reinsurance Products
Each of the operating entities owned by the Company that own retail powersport stores which sell motorcycles and various off-road vehicles also sell extended service contracts, prepaid maintenance, “GAP insurance,” theft protection and tire and wheel products on their vehicles. These products sold to customers of these stores are offered by RPM One (“RPM”), which is an after-market third-party provider of these products commonly used in the industry. Affiliate reinsurance companies controlled by and owned primarily by William Coulter and/or Mark Tkach participate in the underwriting profits of these RPM products. The sales representatives employed by these operating companies are incentivized to offer the products sold by RPM. The total amount paid by the Company to these affiliated companies totaled approximately $139 during the year ended December 31, 2021. The Audit Committee of the Board of Directors (the “Board”) of the Company (the “Audit Committee”) is in the process of reviewing the terms and rates of these entities.
Payments to RideNow Management, LLLP
The Company made $479 in payments to RideNow Management, LLLP, an entity owned equally by two directors during the year ended December 31, 2021.
Beach Agreement
On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”), a company that sells and services new and used powersports products. The sellers of Beach were William Coulter and Mark Tkach, each a former director and executive officer of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528, and cash paid was approximately $5,368.
NOTE 19 – LEASES
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	2021	2020
Assets:
Operating	Right of use assets	$133,112	$5,690
Finance	Property and equipment, net	3,240	—
Total right-of-use assets		$136,352	$5,690

Liabilities:
Current
Operating	Current portion of lease liabilities	$19,155	$1,630
Finance	Current portion of lease liabilities	1,094	—

Non-Current
Operating	Long-term portion of operating lease liabilities	114,687	4,370
Finance	Long-term portion of financing lease liabilities	2,869	—

Total lease liabilities		$137,805	$6,000
Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the year ended December 31, 2021 and 2020 was $7,431 and $2,200, respectively.
The weighted-average remaining lease term and discount rate for our operating leases are as follows:

	2021	2020
Weighted average lease term - operating leases	14.9	3.7
Weighted average lease term - finance leases	19.7	0.0
Weighted average discount rate - operating leases	14.0%	6.2%
Weighted average discount rate - finance leases	15.0%	—%
The following table provides information related to the lease costs of finance and operating leases for the year ended December 31, 2021 and 2020:

	2021	2020
Total operating lease expenses	$7,431	$2,200

Finance lease costs:
Amortization of ROU assets	55	—
Interest on lease liabilities	165	—
	$7,651	$2,200

Supplemental cash flow information related to operating leases for the year ended December 31, 2021 and 2020 was as follows:

	2021	2020
Cash payments for operating leases	$6,644	$1,692

New operating lease assets obtained in exchange for operating lease liabilities	$94,544	$2,901
The following table summarizes the future minimum payments for operating leases at December 31, 2021:

Year ending December 31,	Amount
2022	$18,040
2023	17,466
2024	16,673
2025	14,892
2026	13,680
Thereafter	176,205
Total lease payments	256,956
Less imputed interest	(173,187)
Present value of operating lease liabilities	$83,769

NOTE 20 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) powersports, (2) automotive, and (3) vehicle logistics. Our powersports and automotive segments consist of the distribution of pre-owned vehicles. The powersports segment consists of the distribution principally of motorcycles and other powersports vehicles, while the automotive segment distributes cars and trucks. Our vehicle logistics segment provides nationwide automotive transportation services between dealerships and auctions. Our vehicle logistics reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1.
The following table summarizes revenue, operating income (loss), depreciation and amortization, and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Year Ended December 31, 2021
Total assets	$1,200,253	$453,752	$14,913	$(641,169)	1,027,749
Revenue	$433,712	$460,888	$48,804	$(4,964)	938,440
Operating income (loss)	$(22,519)	$9,905	$3,746	$—	(8,868)
Depreciation and amortization	$5,981	$95	$27	$—	6,103
Interest expense	$(14,288)	$(2,111)	$(6)	$—	(16,405)
Increase in derivative liability	$(8,799)	$—	$—	$—	(8,799)

Year Ended December 31, 2020
Total assets	$45,694	$47,841	$10,535	$(27,091)	76,979
Revenue	$47,526	$337,085	$35,887	$(4,071)	416,427
Operating income (loss)	$(19,866)	$(1,365)	$2,671	$—	(18,560)
Depreciation and amortization	$1,997	$140	$6	$—	2,143
Interest expense	$(4,605)	$(1,840)	$(5)	$—	(6,450)

(1)Intercompany investment balances related to the acquisitions of Wholesale, Inc. and Wholesale Express, and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Consolidated Statements of Operations.
NOTE 21 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2021 and 2020, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
NOTE 22 – SUBSEQUENT EVENTS
Related Party Software License
On January 19, 2022 the Audit Committee approved, and the Company entered both a Perpetual Software License Purchase Agreement, and a Platform Service Agreement with Bidpath Incorporated, a Company owned by Adam Alexander, a member of the Company’s Board of Directors. The license agreement provides the Company with a perpetual, non-exclusive license to the then-current source code as well as all future source code. This code provides additional functionality to the Company’s inventory management platform, and the Company is paying in aggregate $3,600, of which $1,080 has been paid to date. The services agreement provides for support and maintenance services on monthly basis for $30 thousand per month. The initial terms is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days notice to the other party.
Acquisition of Freedom Powersports
On Friday, February 18, 2022 the Company closed on the acquisition of Freedom Powersports, which included all business and real estate assets, subject to customary net working capital and indebtedness adjustments, for an aggregate consideration of approximately $129,971. The aggregate consideration consisted of approximately $83,291 for the Freedom business and approximately $46,680 for acquired real estate properties, including the payoff of outstanding mortgage debt on the real estate assets in the aggregate amount of approximately $27,025. The aggregate consideration was paid using cash on hand, $84,500 drawn from the Company’s delayed draw term loan facility, and the issuance of 1,048,718 restricted shares of RumbleOn Class B common stock. The restricted shares are subject to a six-month lock-up and resale registration rights. The Company has not completed its initial accounting assessment with respect to the Freedom Agreement at this time.
Funding of RumbleOn’s consumer finance subsidiary
On February 4, 2022, ROF SPV I, LLC (“ROF SPV”), an indirect subsidiary of RumbleOn, entered into a secured loan facility primarily to provide up to $25,000. All loans under this agreement will be secured by certain collateral including the consumer finance loans purchased by ROF SPV.
ROF SPV and ROF provided customary representations and covenants under the agreements which include financial covenants and collateral performance covenants. Loans sold to or in the facility are subject to certain eligibility criteria, concentration limits and reserves.
Appointment of Chief Financial Officer
On February 1, 2022, the Company appointed Narinder Sahai as the Company’s Chief Financial Officer.
Change in Executive Officers
On February 11, 2022, William Coulter, a director and the Executive Vice Chairman of the Company, and Mark Tkach, a director and the Chief Operating Officer of the Company, resigned from all positions with the Company. The Company appointed Peter Levy, the President of the Company, to also serve as Chief Operating Officer of the Company.
Repayment of Convertible Note
On January 31, 2022, the Company made its final scheduled payment on the convertible note entered into on February 3, 2019 in connection of the Acquisition of AutoSport. The carrying amount on the Company’s balance sheet as of December 31, 2021 was $154.