Form 10-Q
period 2022-03-31
RumbleOn, Inc.
filed 2022-05-10
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

(214) 771-9952
(Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	RMBL	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "a smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 9, 2022 was 16,504,469 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 9, 2022.

QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$59,362	$48,974
Restricted cash	9,500	3,000
Accounts receivable, net	52,990	40,166
Inventory	229,032	201,666
Prepaid expense and other current assets	5,891	6,335
Total current assets	356,775	300,141
Property and equipment, net	59,843	21,417
Right-of-use assets	144,892	133,112
Goodwill	348,318	260,922
Intangible assets, net	301,889	302,066
Other assets	9,090	10,091
Total assets	$1,220,807	$1,027,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,893	$57,068
Vehicle floor plan note payable	122,994	97,278
Current portion lease liabilities	21,542	20,249
Current portion of long-term, convertible debts, and notes payable	4,277	4,476
Total current liabilities	230,706	179,071
Long-term liabilities:
Senior secured note	338,946	253,438
Convertible debt, net	29,862	29,242
Notes payable	6,928	150
Operating lease liabilities	126,241	114,687
Financing lease liabilities	2,873	2,869
Deferred tax liabilities	5,620	7,586
Other long-term liabilities	10,455	9,061
Total long-term liabilities	520,925	417,033
Total liabilities	751,631	596,104
Commitments and contingencies (Notes 2, 3, 6, and 11)
Stockholders' equity:
Common B stock, $0.001 par value, 100,000,000 shares authorized, 16,381,443 and 14,882,022 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	578,444	550,055
Accumulated deficit	(104,965)	(114,106)
Class B stock in treasury, at cost 123,089 shares as of March 31, 2022 and December 31, 2021	(4,319)	(4,319)
Total stockholders' equity	469,176	431,645
Total liabilities and stockholders' equity	$1,220,807	$1,027,749
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three-Months Ended March 31,
	2022	2021
Revenue:
Vehicles sales
Powersports	$254,633	$10,528
Automotive	110,729	84,071
Parts, service and accessories	54,737	—
Finance and insurance, net	27,470	327
Vehicle logistics	12,351	9,338
Total revenue	459,920	104,264

Cost of revenue:
Powersports	208,231	7,877
Automotive	107,154	77,860
Parts, service and accessories	29,455	—
Vehicle logistics	9,867	7,349
Total cost of revenue	354,707	93,086

Gross profit	105,213	11,178

Selling, general and administrative	78,076	13,401
Depreciation and amortization	4,474	599

Operating income (loss)	22,663	(2,822)

Interest expense	(11,181)	(1,609)
Change in derivative liability	39	(21)

Income (loss) before provision for income taxes	11,521	(4,452)

Income tax provision	2,380	—
Net income (loss)	$9,141	$(4,452)

Weighted average number of common shares outstanding - basic	15,693,900	2,303,525
Net income (loss) per share - basic	$0.58	$(1.93)
Weighted average number of common shares outstanding - fully diluted	15,718,441	2,303,525
Net income (loss) per share - fully diluted	$0.58	$(1.93)
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, as of December 31, 2021	50,000	$—	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	450,703	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,510	—	—	—	26,511
Stock-based compensation	—	—	—	—	1,879	—	—	—	1,879
Net income	—	—	—	—	—	9,141	—	—	9,141
Balance as of March 31, 2022	50,000	$—	16,381,443	$16	$578,444	$(104,965)	123,089	$(4,319)	$469,176

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, as of December 31, 2020	50,000	$—	2,191,633	$2	$108,949	$(104,380)	—	$—	$4,571
Issuance of common stock for restricted stock units	—	—	94,771	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,734	—	—	—	1,734
Net loss	—	—	—	—	—	(4,452)	—	—	(4,452)
Balance as of March 31, 2021	50,000	$—	2,286,404	$2	$110,683	$(108,832)	—	$—	$1,853

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,141	$(4,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,474	599
Amortization of debt discount	1,935	559
Stock based compensation expense	1,879	1,734
(Gain) loss from change in value of derivatives	(39)	21
Deferred taxes	(1,966)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,565)	(11,935)
Increase in inventory	(1,279)	(2,674)
Decrease (increase) in prepaid expenses and other current assets	658	(605)
Increase in other assets	(2,498)	(8)
Increase in other liabilities	(2,062)	(214)
Increase in accounts payable and accrued liabilities	17,304	4,092
(Decrease) increase in lease right-of-use assets	(9,778)	272
Increase (decrease) in lease liabilities	10,849	(326)
Increase in floor plan trade note borrowings	13,221	—
Net cash provided by (used in) operating activities	31,274	(12,937)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(64,916)	—
Purchase of property and equipment	(1,319)	—
Technology development	(1,752)	(395)
Net cash used in investing activities	(67,987)	(395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	84,500	2,500
Repayments of debt and mortgage notes	(31,597)	—
Proceeds from issuance of notes	6,541	—
Repayments of notes payable	—	(1,397)
(Decrease) increase in borrowings from non-trade floor plans	(5,843)	10,843
Net cash provided by financing activities	53,601	11,946
NET CHANGE IN CASH	16,888	(1,386)
Cash and restricted cash at beginning of period	51,974	3,516
Cash and restricted cash at end of period	$68,862	$2,130
See Notes to the Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Unless the context requires otherwise, references in these financial statements to “RumbleOn,” the “Company,” “we,” “us,” and “our” refer to RumbleOn, Inc. and its consolidated subsidiaries.
Overview
RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada. We are the nation’s first Omnichannel marketplace platform in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite, national footprint of physical locations, and full line manufacturer representation to transform the entire customer journey and experience worldwide through technology. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersports vehicles accessible to more people, in more places than ever before. RumbleOn completed its business combinations with RideNow Powersports, the nation’s largest powersports retailer group (“RideNow”) on August 31, 2021 (the “RideNow Closing Date”). On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC ("Freedom Powersports") and Freedom Powersports Real Estate, LLC ("Freedom Powersports - RE" and together with Freedom Powersports, the "Freedom Entities"), a retailer group with 14 retail locations (refer to Note 2 - Acquisitions).
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including RideNow and the Freedom Entities (as defined below) from the Freedom Closing Date. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K (the "2021 Form 10-K") for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the continuing adverse impacts to global economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis (like COVID-19), acts of terrorism or acts of war (including the recent Russian invasion of Ukraine). When these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand as well as the availability of credit to finance powersports and vehicle purchases.

Recent Pronouncements
Adoption of New Accounting Standards
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted these requirements prospectively in the first quarter of 2022.
Accounting for Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Condensed Consolidated Statements of Operations. On August 31, 2021 the Company completed its acquisition of RideNow and assets acquired and liabilities assumed have been recorded on a provisional basis as of March 31, 2022. The Company did not record any measurement period adjustments with respect to the RideNow acquisition in the first quarter of 2022. The Company completed its acquisition of Freedom Entities on February 18, 2022, and acquired assets and liabilities assumed have been recorded on a provisional basis as the Company’s third party valuation of certain assets and liabilities, including intangible assets, has not been completed.
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

NOTE 2 - ACQUISITIONS
RideNow Transaction
On the Closing Date, RumbleOn completed its business combination with RideNow (“RideNow Transaction”). Pursuant to the Plan of Merger and Equity Purchase Agreement as amended (the “RideNow Agreement”), on the Closing Date, there were both mergers and transfers of ownership interest comprising in aggregate the RideNow Transaction. For the mergers, five newly-created RumbleOn subsidiaries were merged with and into five RideNow entities (“Merged RideNow Entities”) with the Merged RideNow Entities continuing as the surviving corporations and with the Company obtaining ownership of these entities through these mergers and the transfers noted below. Merged RideNow Entities owned powersports retail locations comprising approximately 30% of RideNow retail location. For the transfers of ownership interest, the Company acquired all the outstanding equity interests of 21 entities comprising the remaining 70% of the RideNow’s retail locations

(“Acquired RideNow Entities”, and together with the Merged RideNow Entities, the “RideNow Entities”) that directly or indirectly operate the remaining RideNow powersports retail locations.
Pursuant to the RideNow Agreement, on the Closing Date, the RideNow equity holders received cash consideration of $400,400 and 5,833,333 shares of RumbleOn’s Class B common stock, valued at $200,958 based on the close price of the Company’s Class B common stock on the RideNow Closing Date. The cash consideration of $400,400 includes funds against which the Company may make claims for indemnification; this amount is included in consideration transferred. The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,443 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,000 pursuant to the Oaktree Credit Facility entered into on the RideNow Closing Date (as further described in Note 3 - Notes Payable and Lines of Credit). The remaining funds received from these financing transactions were used for working capital purposes.
The following table summarizes the consideration paid in cash and equity securities for the RideNow Transaction:

Cash	$400,400
Class B Common Stock	200,958
Total provisional purchase price consideration	$601,358
The final purchase price allocation will be completed upon payment of final consideration for working capital and other adjustments. RideNow is included in the Powersports reporting segment, including goodwill, as the RideNow business is entirely within the Company’s Powersports segment. As of March 31, 2022, we have performed a provisional valuation of the amounts below; however, our assessment of these amounts remains open for completion. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The final purchase price allocation may include changes to: (1) property and equipment; (2) right-of-use assets and lease liabilities; (3) deferred tax liabilities, net; (4) allocations to intangible assets as well as goodwill; (5) final consideration paid related to working capital and other adjustments; and (6) other assets and liabilities. We are required to finalize our purchase price allocations within one year after the RideNow Closing Date.
The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed from RideNow Transaction. Any potential adjustments made could be material in relation to the preliminary values presented below.

Estimated fair value of assets:
Cash	$34,454
Contracts in transit	10,878
Accounts receivable	10,124
Inventory	127,080
Prepaid expenses	1,785
Right-of-use assets	126,886
Property & equipment	15,509
Franchise rights	282,000
Other intangible assets, net	22,129
Other assets	119
Total assets acquired	630,964
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	43,409
Notes payable - floor plan	47,161
Lease liabilities	130,181
Notes payable	6,549
Deferred tax liabilities	30,548
Other long-term liabilities	6,210
Total liabilities assumed	264,058
Total net assets acquired	366,906
Goodwill	234,452
Total provisional purchase price consideration	$601,358
The Company assumed two promissory notes liabilities with aggregate principal and accrued interest of $2,200 as of the RideNow Closing Date due to entities controlled by former directors and executive officers of the Company. See Note 8 - Related Party Transactions for further details of these two related party promissory notes.
Supplemental pro forma information
The following unaudited supplemental pro forma information presents the financial results as if the RideNow Transaction was completed at January 1, 2021.

	Three Months Ended March 31,
	2022	2021
Pro forma revenue	$459,920	$344,266
Pro forma net income	$9,141	$11,553
Net income per share-basic	$0.58	$0.92
Weighted average number of shares-basic	15,693,900	12,603,113
Net income per share-fully diluted	$0.58	$0.90
Weighted average number of shares-fully diluted	15,718,441	12,816,170
Freedom Transaction
On November 8, 2021, RumbleOn entered into a Membership Interest Purchase Agreement to acquire 100% of the equity interests of Freedom Powersports, LLC and Freedom Powersports Real Estate, LLC. The Membership Interest Purchase Agreement was executed with TPEG Freedom Powersports Investors LLC, a Texas limited liability company, Kevin Lackey, Sanjay Chandra, the option holders of Freedom Powersports, LLC and Trinity Private Equity Group, LLC, as the agent, proxy and attorney-in-fact for Freedom Entities’ security holders. The Company completed the acquisition of Freedom Entities on February 18, 2022 (“Freedom Transaction”).
Freedom Entities owns and operates powersports retail dealerships, including associated real estate, involving sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side-by-sides, sport bikes, cruisers, watercraft, and other powersports vehicles.
The Freedom Transaction was accounted for as a purchase of a business under ASC 805, Business Combinations, and the Company has engaged a third-party valuation firm to assist with the valuation of the business acquired; the third party valuation of the business acquired has not yet been finalized. Under the terms of the Membership Interest Purchase Agreement, all outstanding equity interests of the Freedom Entities were acquired for total provisional consideration of $97,809, consisting of $71,298 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities'' equity holders, and issuance of 1,048,718 restricted shares of RumbleOn Class B common stock totaling $26,511. Consideration transferred includes cash and Class B common stock deposited into escrow accounts against which the Company may make claims for indemnification; these amounts are included in consideration transferred for accounting purposes. The final purchase price allocation will be completed upon payment of final consideration for working capital and other adjustments, and finalization of valuation of acquired tangible and intangible assets. Freedom Powersports is included in the Powersports reporting segment, including goodwill, as the Freedom Entities'' business is entirely within the Company’s Powersports segment.
As of March 31, 2022, our initial valuation of the amounts below is provisional and remains open for completion. The valuation of the business acquired is in process and has not yet been completed. The final purchase price allocation may include changes to: (1) inventories and deferred revenues (2) property and equipment; (3) right-of-use assets and lease liabilities; (4) deferred tax liabilities, net; (5) allocations to intangible assets as well as goodwill; (6) final consideration paid related to working capital and other adjustments; and (7) other assets and liabilities. We are required to finalize our purchase price allocations within one year after completing the Freedom Transaction.
The following amounts represent the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed from the Freedom Entities. Any potential adjustments made could be material in relation to the preliminary values presented below.

Estimated fair value of assets:
Cash	$6,383
Contracts in transit	1,170
Accounts receivable	1,089
Inventory	26,086
Prepaid expenses	214
Property & equipment	34,265
Right-of-use assets	2,002
Other assets	79
Total assets acquired	71,288
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	4,003
Notes payable - floor plan	18,337
Lease liabilities	2,002
Deferred revenues	3,495
Mortgage notes	26,809
Notes payable	4,693
Total liabilities assumed	59,339
Total net assets acquired	11,949
Goodwill	85,860
Total provisional purchase price consideration	$97,809

As of the Freedom Closing Date, the Company assumed notes payable and mortgage notes liabilities of $31,502. The Company repaid the outstanding balance of the assumed notes payable and mortgage notes liabilities in the first quarter of 2022 and have reflected these payments as cash outflows from financing activities in the statements of cash flows. The Company funded the cash portion of the Freedom acquisition, transaction expenses, notes payable and mortgage note repayments through an $84,500 draw on the Oaktree Credit Facility and use of approximately $14,253 of available cash resources.
The results of operations of the Freedom Entities are included in the accompanying Condensed Consolidated Financial Statements from the Freedom Closing Date and include revenues of $29,425 and earnings of $3,748. Acquisition related costs of $284 were incurred for the three months ended March 31, 2022 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.
NOTE 3 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Term Loan Credit Agreement dated August 31, 2021. Amortization payments are required quarterly commencing in the quarter ending December 31, 2021. The initial Loan Term Facility matures on August 31, 2026. The interest rate on March 31, 2022 was 9.25%.	$338,946	$253,438
Notes Payable-PPP Loans dated May 1, 2020 with maturity of April 1, 2025. Payments of principal and interest were deferred as of March 31, 2022 while the outstanding principal balance is under Small Business Administration (“SBA”) review.	2,534	2,534
Unsecured note payable to P&D Motorcycles in the original amount of $1,724 with interest rate of 4% through maturity which is July 1, 2022.	998	1,031
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by two directors; monthly principal payments ranging from $7 to $13; interest accruing at rates ranging from LIBOR+0.6% to LIBOR+1.3%.	781	907
RumbleOn Finance line of credit dated February 4, 2022. Interest accrues at 5%+SOFR. The line of credit matures on February 4, 2025.	6,853	—
Total notes payable and lines of credit	350,112	257,910
Less: Current portion	4,238	4,322
Long-term portion	$345,874	$253,588
Term Loan Credit Agreement
On the Closing Date, the Company entered into a new Term Loan Credit Agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility was used to consummate the RideNow Transaction and to provide for working capital. The proceeds from the Delayed Draw Term Loans Facility, if drawn, will be used to finance acquisitions permitted by the Oaktree Credit Agreement and similar investments or “earn-outs” entered into in connection with acquisitions and to pay fees and expenses relating thereto. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and become available six (6) months after the Closing Date and are unavailable to be drawn after the eighteen (18) month anniversary of the Closing Date. The Oaktree Credit Agreement also provides for incremental draws for up to an additional $100,000 in accordance with the terms set forth in the Oaktree Credit Agreement, which may be used for acquisitions or working capital. The loan is reported on the balance sheet as senior secured debt net of debt discount and debt issuance costs of $24,586, including the fair value of stock warrant of $10,950. Borrowings under the Oaktree Credit Facility bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on March 31, 2022, was 9.25%. Interest expense for the three months ended March 31, 2022 was $8,691, which included amortization of $1,276 related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that Secured Overnight Financing Rate ("SOFR") may be selected as the alternative benchmark rate, this has not been determined as of March 31, 2022. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of March 31, 2022.
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
In connection with Oaktree Credit Agreement, the Company issued warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of the change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
Line of Credit - Floor Plan
On October 30, 2018, Wholesale, as borrower, entered into a floorplan vehicle financing credit line (the “NextGear Credit Line”) with NextGear. We ended borrowings under the NextGear Credit Line on August 31, 2021, at which point Wholesale entered into a floorplan vehicle financing credit line with AFC (the “AFC Credit Line”). Advances under the AFC Credit Line are limited to $29,000 as of March 31, 2022. Interest expense on the NextGear Credit Line and AFC Credit Line for the three months ended March 31, 2022 and 2021 were $363 and $304, respectively.
PPP Loans
On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries”, and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). Pursuant to the terms of the SBA Loan Documents, the Borrowers can apply for and receive forgiveness for all, or a portion of the loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loans. In July 2021, the Company applied to obtain forgiveness of the PPP Loans and approximately $2,643 of the loan forgiveness was approved as of December 31, 2021. The balance of the PPP loans of $2,534 is still under review by the SBA and the Company can provide no assurance that it will obtain forgiveness of this remaining balance in whole or in part. Payments on this remaining loan balance commenced on September 1, 2021, and the loans mature on April 1, 2025.
Line of Credit - RumbleOn Finance
ROF SPV I, LLC (“ROF SPV”), an indirect subsidiary of the Company, entered into a $25,000 secured loan facility on February 4, 2022 primarily to provide for the purchase by ROF SPV of consumer finance loans originated by RumbleOn Finance, LLC (“ROF”), the Company’s consumer finance subsidiary. Borrowings under the facility generally bear interest at a rate per annum equal to the lesser of SOFR plus an applicable margin of 5%.
ROF SPV may voluntarily prepay the full principal balance of the loan and all other obligations and terminate the loan agreement at any time after 24 months following the closing date (the “Revolving Period”), so long as, ROF SPV provides a 30 day written notice. Additionally, ROF SPV may prepay the loan in certain circumstances where a loan portfolio is sold, so long as a 1% fee is paid to the lenders.

NOTE 4 – STOCKHOLDER EQUITY
Share-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan ( the “Plan”) allowing for the issuance of RSUs, stock options (“Options”), Performance Units, and other equity awards (collectively “Awards”). As of March 31, 2022, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years. The Company has also granted performance-based awards and market condition-based awards with vesting schedules that are typically dependent on achieving a particular objective within thirty-six months. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards on the Closing Date. This waiver was accounted for as a modification of the awards. The fair value of the awards was remeasured as of effective date of the waiver, and the change in fair value was fully expensed during the year ended December 31, 2021 given the concurrent delivery of such shares.
The Company estimates the fair value of all awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value based on the share price of the Class B common stock on the date of the award. Performance Awards use the share prices of the Class B common stock but the Company, both at grant and each subsequent quarter, considers whether to a apply discount to the fair in situations where the Company believes there is risk that the relevant performance metrics may not be met. Options are calculated using the Black-Scholes option valuation model while market-condition based awards are estimated using a Monte Carlo simulation model as these awards are tied to a market condition. Both the Black-Sholes and Monte-Carlo simulations utilize multiple input variables to determine the probability of the Company’s Class B stock price being at certain prices over certain time periods, resulting in an implied value to the holder. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards. On September 30, 2021, the Company's Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Mr. Steven R. Berrard, the Company’s former Chief Financial Officer and a director.
We generally expense the grant-date fair value of all awards on a straight-line basis over the vesting period. However, the acceleration of awards as described above resulted in the awards being expensed in the three-months ended September 30, 2021. The following table reflects the stock-based compensation for the three months ended March 31, 2022 and March 31, 2021:

	Three-Months Ended March 31,
	2022	2021
Restricted Stock Units	$1,879	$1,726
Options	—	8
Total stock-based compensation	$1,879	$1,734
As of March 31, 2022, there are 2,425 Options and 805,183 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $23,701, which the Company expects to recognize over a weighted-average period of approximately 17 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.
Security Offering
As part of the Freedom Transaction, 1,048,718 restricted shares of RumbleOn Class B common stock totaling $26,511 were issued on February 18, 2022 to Freedom's security holders.
Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued the Warrant to purchase $40,000 of shares of Class B common stock. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant changes in the fair value between March 12, 2021 and March 31, 2021. For the three months ended June 30, 2021, the fair value of the warrant liability was increased

$2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Warrant was considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance under ASC 815-40. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement.
NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the three months ended March 31, 2022 and 2021:

	Three-Months Ended March 31
	2022	2021
Cash paid for interest	$10,777	$1,708
Capital expenditures and technology development costs included in accounts payable and accrued liabilities	$3,344	$—
Fair value of 1,048,718 restricted Class B common stock issued in the Freedom Transaction	$26,511	$—
The following table provides a reconciliation of cash and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the accompanying Condensed Consolidated Statements of Cash Flows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$59,362	$48,974
Restricted cash (1)	9,500	3,000
Total cash, cash equivalents, and restricted cash	$68,862	$51,974
_______________________
(1)Amounts included in restricted cash represent the deposits required under the Company's debt financings.
NOTE 6 – INCOME TAXES
The Company’s provision for (benefit from) income taxes for the three months ended March 31, 2022 and 2021 was $2,380 and $0, respectively, representing effective income tax rates of 17.9% and 0.0%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the RumbleOn’s overall income tax rate for the three months ended March 31, 2022 was primarily due to income tax expense on non-deductible expenses, valuation allowance expense associated with state net operating losses, and state income taxes, offset by a benefit associated with the change in the Company’s effective state income tax rate.
The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months ended March 31, 2021 was primarily due to the change in valuation allowance for the period.
The change in the provision for income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the net income position of the Company during the three months ended March 31, 2022 as compared to the same period in 2021.
NOTE 7 – EARNINGS PER SHARE
The Company computes basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for participating securities. Under the two-class method, basic net income per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. The diluted net income per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period.
For purposes of this calculation, 1,212,121 of warrants to purchase shares of Class B common stock are considered common stock equivalents which have been included in the calculation of diluted net income per share attributable to common stockholders. RSUs of 805,183 are antidilutive and have been excluded from the calculation of diluted net income per share attributable to common shareholders.

The Company applies the two-class method of calculating earnings per share, but as the rights of the Series B Non-Voting Convertible Preferred Stock and Class A and Class B Common Stock are identical, except in respect of voting, basic and diluted earnings per share are the same for all classes. Weighted average number of shares outstanding of Class A Common Stock, Class B Common Stock, and Series B Preferred for the three months ended March 31, 2022 were 50,000, 15,668,441 and 0, respectively.
NOTE 8 – RELATED PARTY TRANSACTIONS
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
In connection with the acquisition of RideNow, the Company assumed two promissory notes totaling principal and accrued interest of $2,200 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes totaled $791 as of March 31, 2022.
August 2021 Offering
Denmar Dixon, a director of the Company, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by a former director and executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. The Company is still in the process of finalizing its purchase price allocation and related fair values of assets and liabilities, including the RideNow leases.
RideNow Reinsurance Products
Each of the operating entities owned by the Company that own retail powersports stores which sell motorcycles and various off-road vehicles also sell extended service contracts, prepaid maintenance, “GAP insurance,” theft protection and tire and wheel products on their vehicles. Affiliate reinsurance companies previously controlled by and owned primarily by former directors and executives officers of the Company participated in the profits of these products. The total amount paid by the Company to these affiliated companies totaled approximately $139 during the three months ended March 31, 2022. The related party relationship ended February 1, 2022.
Payments to RideNow Management, LLLP
The Company made $116 in payments to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers during the quarter ended March 31, 2022.
Beach Agreement
On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”), a company that sells and services new and used powersports products. The sellers of Beach were former directors and executive officers of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528, and cash paid was approximately $5,368.
Bidpath Software License
On January 19, 2022 the Audit Committee approved, and the Company entered both a Perpetual Software License Purchase Agreement, and a Platform Service Agreement with Bidpath Incorporated, a Company owned by Adam Alexander, a director of the Company. The license agreement provides the Company with a perpetual, non-exclusive license to the then-current source code as well as all future source code. This code provides additional functionality to the Company’s inventory management platform, and the Company is paying in aggregate $3,600, of which $1,080 has been paid and $2,520 is included in accounts payable and accrued liabilities as of March 31, 2022. The services agreement provides for support and maintenance services on monthly basis for $30 per month. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days notice to the other party.
NOTE 9 – LEASES
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	March 31, 2022	December 31, 2021
Assets:
Operating	Right of use assets	$144,892	$133,112
Finance	Property and equipment, net	3,199	3,240
Total right-of-use assets		$148,091	$136,352

Liabilities:
Current:
Operating	Current portion of lease liabilities	$21,092	$19,155
Finance	Current portion of lease liabilities	450	1,094
Non-Current:
Operating	Long-term portion of operating lease liabilities	126,241	114,687
Finance	Long-term portion of financing lease liabilities	2,873	2,869
Total lease liabilities		$150,656	$137,805
The weighted-average remaining lease term and discount rate for the Company's operating and financing leases are as follows:

March 31, 2022
Weighted average lease term-operating leases	15.3 years
Weighted average lease term-finance leases	19.4 years
Weighted average discount rate-operating leases	14.0%
Weighted average discount rate-finance leases	15.0%

The following table provides information related to the lease costs of finance and operating leases for three months ended March 31, 2022 and 2021:

	Three-Months Ended March 31,
	2022	2021
Operating lease costs	$6,863	$533

Finance lease costs:
Amortization of ROU assets	41	—
Interest on lease liabilities	124	—
Total lease costs	$7,028	$533
Supplemental cash flow information related to operating leases for the three months ended March 31, 2022 was as follows:

March 31, 2022
Cash payments for operating leases	$5,996
New operating lease assets obtained in exchange for operating lease liabilities	$13,675
The following table summarizes the future minimum payments for operating leases at March 31, 2022 due in each year ending December 31:

Year	Operating Leases
2022	$18,223
2023	25,465
2024	24,925
2025	23,290
2026	21,891
Thereafter	278,546
Total lease payments	392,340
Less: imputed interest	248,651
Present value of operating lease liabilities	$143,689
NOTE 10 - SEGMENT REPORTING
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

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Three-Months Ended March 31, 2022
Total assets	$1,854,998	$54,673	$16,805	$(705,669)	$1,220,807
Revenue	$336,814	$110,755	$13,612	$(1,261)	$459,920
Operating income (loss)	$21,768	$(262)	$1,067	$90	$22,663
Depreciation and amortization	$4,447	$17	$10	$—	$4,474
Interest expense	$(10,662)	$(518)	$(1)	$—	$(11,181)
Change in derivative liability	$39	$—	$—	$—	$39
Three-Months Ended March 31, 2021
Total assets	$48,002	$56,970	$12,651	$(27,284)	$90,339
Revenue	$10,855	$84,071	$10,030	$(692)	$104,264
Operating income (loss)	$(5,175)	$1,641	$712	$—	$(2,822)
Depreciation and amortization	$572	$27	$—	$—	$599
Interest expense	$(1,246)	$(361)	$(2)	$—	$(1,609)
Change in derivative liability	$(21)	$—	$—	$—	$(21)
(1)Intercompany investment balances related to the acquisitions of RideNow, Freedom Entities, Wholesale, Inc. and Wholesale Express, and receivables and other balances related intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2021 Form 10-K, as well as our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q.
Organization
RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada as SmartServer, Inc. In 2016, following the acquisition of SmartServer by RumbleOn founders Marshall Chesrown and Steven Berrard, we changed our name to RumbleOn, Inc. Since that time, we have grown our business through organic development and strategic acquisitions into the first and only true Omnichannel powersports retailer. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersports vehicles accessible to more people, in more places than ever before.
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
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of 55 company-owned retail locations at March 31, 2022, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
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

Outlook
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
Beyond innovative technology and inventory integration, we will use our retail locations to augment the online experience—and vice versa —to offer a simple, friction-free customer experience. A key component to transforming the customer experience to support our growth strategy is enhancing the in-store experience and we are strategically expanding our geographic retail footprint. As a result of the RideNow and Freedom transactions, we currently operate in 55 retail locations.
KEY OPERATING METRICS
We regularly review a number of key operating metrics to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. Please note that results of RideNow and Freedom Powersports prior to the respective acquisition dates are not reflected in the presentation below. The acquired entities have certain lines of business, including new vehicle sales, material finance and insurance revenue, and parts and service revenue, that RumbleOn did not have before the RideNow and Freedom transactions. As such all increases in these line items are exclusively the result of the acquisition and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the new business (the “Acquisition Effect”).
Powersports and Automotive Segments
Revenue
Revenue of is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period these factors. Subject to economic uncertainties and the resulting Demand/Supply Imbalances, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
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
Results of Operations
Three-Months Ended March 31, 2022 Compared to March 31, 2021

RumbleOn Total Company Metrics
			Three-Months Ended March 31,
			2022	2021	YoY Change
Total Company	Financial Overview ($ in 000s)	Revenue
		Powersports	$336,840	$10,855	$325,985
		Automotive	110,729	84,071	26,658
		Vehicle Logistics	12,351	9,338	3,013
		Total revenue	$459,920	$104,264	$355,656
		Gross Profit
		Powersports	$99,154	$2,978	$96,176
		Automotive	3,575	6,211	(2,636)
		Vehicle Logistics	2,484	1,989	495
		Total Gross Profit	$105,213	$11,178	$94,035
		Total Operating Expenses	$82,550	$14,000	$68,550
		Operating Income (Loss)	$22,663	$(2,822)	$25,485
		Net Income (Loss)	$9,141	$(4,452)	$13,593
		Adjusted EBITDA (1)	$31,428	$21	$31,407

	Unit Metrics	Vehicles Sold
		Retail	15,839	206	15,633
		Wholesale	3,541	3,294	247
		Total Vehicles Sold	19,380	3,500	15,880
		Revenue per Unit Sold
		Retail	$19,230	$4,896	$14,334
		Wholesale	$24,919	$25,656	$(737)
		Other	$3,462	$2,668	$794
		Total Revenue	$23,732	$29,790	$(6,058)
		Gross Profit per Unit
		Retail	$4,633	$493	$4,140
		Wholesale	$1,103	$2,382	$(1,279)
		Other	$1,433	$568	$865
		Total Gross Profit	$5,429	$3,194	$2,235
_________________________
(1) Adjusted EBITDA is a non-GAAP measure of operating performance that does not represent and should not be considered an alternative to net income (loss) or cash flow from operations, as determined by U.S. GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. See the section titled “Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to Net Income (Loss).

POWERSPORTS

RumbleOn Powersports Metrics
			Three-Months Ended March 31,
			2022	2021	YoY Change
Powersports	Revenue ($ in 000s)	New retail vehicles	$162,183	$—	$162,183
		Used vehicles:
		Used retail vehicles	86,658	—	86,658
		Used wholesale vehicles	5,791	10,528	(4,737)
		Total used vehicles	92,449	10,528	81,921
		Finance and insurance, net	27,470	327	27,143
		Parts, service and accessories/merchandise	54,737	—	54,737
		Total revenue	$336,839	$10,855	$325,984

	Gross Profit ($ in 000s)	New retail vehicles	$31,193	$—	$31,193
		Used vehicles:
		Used retail vehicles	14,722	—	14,722
		Used wholesale vehicles	470	2,651	(2,181)
		Total used vehicles	15,192	2,651	12,541
		Finance and insurance	27,470	327	27,143
		Parts, service and accessories/merchandise	25,282	—	25,282
		Total gross profit	$99,137	$2,978	$96,159

	Vehicle Unit Sales	New retail vehicles	9,677	—	9,677
		Used vehicles:
		Used retail vehicles	6,101	—	6,101
		Used wholesale vehicles	979	1,006	(27)
		Total used vehicles	7,080	1,006	6,074
		Total vehicles sold	16,757	1,006	15,751

	Revenue per vehicle	New retail vehicles	$16,760	$—	$16,760
		Used vehicles:
		Used retail vehicles	14,204	—	14,204
		Used wholesale vehicles	5,915	10,465	(4,550)
		Total used vehicles	13,058	10,465	2,593
		Finance and insurance, net	1,741	—	1,741
		Parts, service and accessories/merchandise	3,469	—	3,469
		Total revenue per retail vehicle	$21,349	$—	$21,349

	Gross Profit per vehicle	New vehicles	$3,223	$—	$3,223
		Used vehicles	2,146	—	2,146
		Finance and insurance, net	1,741	—	1,741
		Parts, service and accessories/merchandise	1,602	—	1,602
		Total gross profit per retail vehicle (1)	$4,681	$—	$4,681
(1) Per vehicle values calculated as revenue or gross profit as applicable, divided by its respective units sold, except the other and total categories which are divided by total used units sold.
Revenue
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Powersports revenue increased by $325,984 to $336,839 for the three months ended March 31, 2022 compared to $10,855 for the same period in 2021. The Acquisition Effect specific to new and used vehicles, F&I and PSA revenue accounted for approximately $254,632, $27,143, and 54,737 of the increase, which was partially offset by lower wholesale powersports vehicle revenue for the three months ended March 31, 2022 compared to the same period in 2021. The total number of vehicles sold increased by 15,751 to 16,757 for the three months ended March 31, 2022 as compared to 1,006 for the same period in 2021. Overall, the average revenue per retail vehicle sold was $21,349, much of which is attributable to higher price point vehicles like UTVs and side-by-sides. We anticipate that unit purchasing levels and sales will continue to grow as we increase penetration in existing markets, build out fulfillment centers and acquire new dealers.
Gross Profit
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Powersports gross profit increased $96,159 to $99,137 for the three months ended March 31, 2022 compared to $2,978 for the same period in 2021. The increase in gross profit was primarily due to the Acquisition Effect; vehicle sales accounted for approximately $43,734 of the increase, PSA accounted for approximately $25,282 of the increase, and F&I accounted for approximately $27,143 of the increase. Overall, gross profit per retail vehicle sold was $4,681. The Acquisition Effect was the primary driver of this, as all new vehicle sales fell into this category, however F&I and PSA represent new revenue channels for the Company after the RideNow Transaction and Freedom Transaction.
AUTOMOTIVE

RumbleOn Automotive Metrics
Automotive	($ in 000s, except per unit)		Three-Months Ended March 31,
			2022	2021	YoY Change
		Revenue	$110,729	$84,071	$26,658
		Gross Profit (1)	$3,436	$6,211	$(2,775)
		Vehicles sold	2,623	2,494	129
		Revenue per vehicle	$42,215	$33,709	$8,506
		Gross Profit per vehicle	$1,310	$2,490	$(1,180)
(1) Total Gross profit per vehicle retailed is calculated by dividing the sum of new vehicle, used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.
Revenue
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Automotive revenue increased by $26,658 to $110,729 for the three months ended March 31, 2022 compared to $84,071 for the same period in 2021. The increase in automotive revenue was primarily due to an increase in revenue per vehicle of 25.2% for the three months ended March 31, 2022 and an increase in vehicles sold of 129 as compared to the same period in 2021.
Gross Profit
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Automotive gross profit decreased by $2,775 to $3,436 for the three months ended March 31, 2022 compared to $6,211 for the same period in 2021. The decrease was attributable to a decrease in gross profit per vehicle of $1,180 to $1,310 for the three months ended March 31, 2022 compared to $2,490 for the same period in 2021, partially offset by an increase in vehicles sold of 129 as compared to the same period in 2021.

VEHICLE LOGISTICS

RumbleOn Vehicle Logistics Metrics
Vehicle Logistics	($ in 000s, except per unit)		Three-Months Ended March 31,
			2022	2021	YoY Change
		Revenue (1)	$13,612	$10,030	$3,582
		Gross Profit	$2,640	$1,989	$651
		Vehicles transported	21,831	18,907	2,924
		Revenue per vehicle transported	$624	$531	$93
		Gross Profit per vehicle transported	$121	$105	$16
(1) Before intercompany freight services provided to Wholesale of $1,261 and $692, respectively for the three months ended March 31, 2022 and 2021 are eliminated in the Condensed Consolidated Financial Statements.
Revenue
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Vehicle Logistics revenue increased by $3,582 to $13,612 for the three months ended March 31, 2022 compared to $10,030 for the same period in 2021. The increase in total revenue for the three months ended March 31, 2022 resulted from an increase of approximately 15.5% in the number of vehicles transported to 21,831 vehicles as compared to the transport of 18,907 vehicles for the same period of 2021. Additionally, revenue per vehicle transported for the three months ended March 31, 2022 increased by approximately 17.5% to $624 as compared to $531 for the same period of 2021.
Gross Profit
Three-Months Ended March 31, 2022 Compared to March 31, 2021. Total Vehicle Logistics gross profit for the three months ended March 31, 2022 increased by $651, or 32.7%, to $2,640, or $121 per vehicle transported, as compared to $1,989, or $105 per vehicle transported, for the same period in 2021. The increased gross profit was attributed to increases to the number of vehicles transported and revenue earned per vehicle for the three months ended March 31, 2022 as compared to the same period in 2021.
Selling, General and Administrative

	Three-Months Ended March 31,
	2022	2021
Advertising, marketing and selling	$6,847	$1,596
Compensation and related costs	45,935	4,247
Facilities	9,690	508
General and administrative	13,092	4,913
Stock based compensation	1,879	1,734
Technology development and software	633	403
Total SG&A expenses	$78,076	$13,401
Selling, general and administrative expenses increased by $64,675 for the three months ended March 31, 2022 compared to the same period in 2021. In each case other than technology development and software, the increases were the result of the Acquisition Effect, with over 2,000 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 55+ new locations from the RideNow Transaction and Freedom Transaction. In the case of technology and development, in the third quarter of 2021 we began strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the three months ended March 31, 2022.
Depreciation and Amortization
Depreciation and amortization increased by $3,875 for the three months ended March 31, 2022, compared to the same period in 2021. Of the increase, approximately $2,219 is associated with the various non-compete agreements related to the

RideNow Transaction, approximately $1,043 is associated with depreciation resulting from the RideNow Transaction, approximately $204 is associated with the amortization of right-of-use assets resulting from the RideNow Transaction, and approximately $272 is associated with depreciation and amortization related to the Freedom Transaction.
Interest Expense
Interest expense increased by $9,572 for the three months ended March 31, 2022 compared to the same period in 2021. Interest expense consists of interest and deferred financing costs on the: (i) term loan credit agreement (the “Oaktree Credit Facility”); (ii) various floorplan facilities; (iii) private placement notes); (iv) convertible senior notes; and (v) the ROF credit facility.
Derivative Liability
In connection with our various financings, we undertake an analysis of each financial instrument to determine the appropriate accounting treatment, including which, if any require bifurcation into liability and equity components. We have determined that each of the convertible senior notes issued on January 10, 2020 (the “New Notes”) and the Warrant have a liability component that needs to be remeasured each reporting period with the change in value recorded in the Condensed Consolidated Statements of Operations.
New Notes
In connection with the issuance of the New Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.
The change in value of the derivative liability for the three months ended March 31, 2022 and 2021 were $39 and $(21), respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of March 31, 2022 and December 31, 2021 was $26 and $66, respectively.
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
For the three months ended March 31, 2022 and 2021, adjustments to Adjusted EBITDA are primarily comprised of:
•Non-cash stock-based compensation expense recorded in the Condensed Consolidated Statement of Operations,
•Acquisition costs associated with the RideNow Transaction and Freedom Transaction, which primarily include professional fees and third-party costs, and
•Other non-recurring costs, which include one-time expenses incurred. For the three months ended March 31, 2022, the balance was primarily related to technology implementation, establishment of the ROF secured loan facility, and various integration costs associated with the Freedom Transaction and the RideNow Transaction. For the three months ended March 31, 2021, the balance was primarily related to litigation expenses.
The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three-Months Ended March 31,
	2022	2021
Net income (loss)	$9,141	$(4,452)
Add back:
Interest expense (including debt extinguishment)	11,181	1,609
Depreciation and amortization	4,474	599
Income tax provision	2,380	—
Change in derivative and warrant liabilities	(39)	21
EBITDA	27,137	(2,223)
Adjustments:
Stock based compensation	1,879	1,026
Transaction costs - RideNow and Freedom	716	1,097
Other non-recurring costs	1,697	121
Adjusted EBITDA	$31,429	$21
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In 2021, we completed two public offerings that provided net proceeds of $191,000 and obtained the Oaktree Credit Facility, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Facility. As of March 31, 2022, the Oaktree Credit Facility provides for up to $120,000, of which $35,500 is available, in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions and working capital purposes.
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

We had the following liquidity resources available as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Cash	$59,362	$48,974
Restricted cash (1)	9,500	3,000
Total cash and restricted cash	68,862	51,974
Availability under short-term revolving facilities	132,318	124,116
Committed liquidity resources available	$201,180	$176,090

(1)	Amounts included in restricted cash represent the deposits required under the Company’s short-term revolving facilities.
As of March 31, 2022, and December 31, 2021, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $503,276 and $384,585, respectively, summarized in the table below. See Note 3 - Notes Payable and Lines of Credit and Note 4 - Stockholders' Equity to our Condensed Consolidated Financial Statements included above.

	March 31, 2022	December 31, 2021
Asset-Based Financing:
Inventory	$122,994	$97,278
Total asset-based financing	122,994	97,278

Term loan facility	363,800	279,300
Unsecured senior convertible notes	38,814	39,006
Line of credit	6,853	—
PPP and other loans	4,314	4,472
Total debt	536,775	420,056
Less: unamortized discount and debt issuance costs	(33,499)	(35,471)
Total debt, net	$503,276	$384,585
The following table sets forth a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three-Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$31,274	$(12,937)
Net cash (used in) investing activities	(67,987)	(395)
Net cash provided by financing activities	53,601	11,946
Net increase (decrease) in cash	$16,888	$(1,386)
Operating Activities
Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the three months ended March 31, 2022, net cash provided by operating activities was $31,274, an increase of $44,211 compared to net cash used in operating activities of $(12,937) for the three-months ended March 31, 2021. The increase in our net cash provided by operating activities was primarily due to a $13,593 increase in our net income, a $3,370 increase in non-cash adjustments, and a $27,248 increase in cash provided by other operating assets.
Investing Activities
Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities increased $67,592 to $(67,987) for the three months ended March 31, 2022 compared to $(395) for the same period in 2021. The increase in our net cash used in investing activities was primarily due to an outflow of $(64,916) for the three months ended March 31, 2022 for the Freedom Transaction, an outflow of $(1,319) for the purchase of property and equipment, and an increase of $(1,357) in outflows for technology development as compared to the same period in 2021.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities increased $41,655 to $53,601 for the three months ended March 31, 2022 compared to net cash provided by financing activities of $11,946 for the same period of 2021. The increase in net cash provided by financing activities for the three months ended March 31, 2022 is primarily attributable to an increase of $84,500 in proceeds from new secured debt and $6,541 in proceeds from the issuance of notes, primarily driven by proceeds from the ROF secured lending facility for the three months ended March 31, 2022 as compared to the same period of 2021. The increases were partially offset by an outflow of $(31,597) in repayments of debt and mortgage notes and lower increases in borrowings from non-trade floor plans of $(5,843) for the three months ended March 31, 2022 as compared to the same period of 2021.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2021. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K, other than the use of estimates for the Oaktree Warrant, as described above.

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our 2021 Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 8, 2022, and the risks discussed under the caption “Risk Factors” included in our definitive Proxy Statement on Schedule 14A filed with the SEC on May 2, 2022, and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses identified in the 2021 Form 10-K were under ongoing remediation and therefore continue to exist, and as such the Company’s disclosure controls and procedures were not effective as of March 31, 2022. The material weaknesses existing in our internal control over financial reporting related to:
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
As set forth below, management has taken and will continue to take steps to remediate the identified material weaknesses identified. Notwithstanding these material weaknesses, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented.
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
Changes in Internal Control Over Financial Reporting
We are in the process of incorporating the controls and related procedures of the acquired RideNow and Freedom entities. Other than incorporating the controls and procedures of these acquired entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business.
Item1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2021 Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.     Other Information.
None.

Item 6.     Exhibits.

Exhibit Number		Description
2.1		First Amendment to Membership Interest Purchase Agreement, dated February 18, 2022. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 22, 2022).
10.1		Loan and Security Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.2		Purchase and Sale Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.3		Indemnity Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.4		Consent and Amendment No. 3 to Term Loan Agreement, dated February 18, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2022).
10.5	#	Executive Employment Agreement, dated February 1, 2022, between Narinder Sahai and RumbleOn, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS		XBRL Instance Document*
101.SCH		XBRL Taxonomy Extension Schema*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		XBRL Taxonomy Extension Definition Linkbase*
101.LAB		XBRL Taxonomy Extension Label Linkbase*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase*
*    Filed herewith.
**    Furnished herewith.
#    Management Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: May 10, 2022	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Narinder Sahai
Narinder Sahai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)