Form 10-Q
period 2022-06-30
RumbleOn, Inc.
filed 2022-08-09
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 8, 2022 was 15,953,090 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 8, 2022.

QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$68,182	$48,974
Restricted cash	9,500	3,000
Accounts receivable, net	51,771	40,166
Inventory	247,711	201,666
Prepaid expense and other current assets	6,911	6,335
Total current assets	384,075	300,141
Property and equipment, net	77,690	21,417
Right-of-use assets	171,565	133,112
Goodwill	253,415	260,922
Intangible assets, net	359,265	302,066
Other assets	25,547	10,091
Total assets	$1,271,557	$1,027,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,310	$57,068
Vehicle floor plan note payable	138,986	97,278
Current portion lease liabilities	22,831	20,249
Current portion of long-term, convertible debts, and notes payable	2,534	4,476
Total current liabilities	247,661	179,071
Long-term liabilities:
Senior secured note	338,751	253,438
Convertible debt, net	30,509	29,242
Line of credit and notes payable	13,650	150
Operating lease liabilities	135,964	114,687
Deferred tax liabilities	11,608	7,586
Other long-term liabilities	7,451	11,930
Total long-term liabilities	537,933	417,033
	785,594	596,104
Commitments and contingencies (Notes 2, 4, 7, and 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	0	0
Common B stock, $0.001 par value, 100,000,000 shares authorized, 15,940,866 and 14,882,022 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	581,198	550,055
Accumulated deficit	(90,932)	(114,106)
Class B stock in treasury, at cost 125,535 and 123,089 shares as of June 30, 2022 and December 31, 2021, respectively	(4,319)	(4,319)
Total stockholders' equity	485,963	431,645
Total liabilities and stockholders' equity	$1,271,557	$1,027,749
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Vehicles sales
Powersports	$312,685	$27,487	$567,318	$38,015
Automotive	115,730	127,286	226,459	211,357
Parts, service and accessories	65,315	—	120,052	—
Finance and insurance, net	36,848	491	64,318	818
Vehicle logistics	15,517	13,081	27,868	22,419
Total revenue	546,095	168,345	1,006,015	272,609

Cost of revenue:
Powersports	250,840	21,021	459,071	28,898
Automotive	110,998	117,118	218,152	194,978
Parts, service and accessories	33,945	—	63,400	—
Vehicle logistics	12,349	10,695	22,216	18,044
Total cost of revenue	408,132	148,834	762,839	241,920

Gross profit	137,963	19,511	243,176	30,689

Selling, general and administrative	100,155	18,114	178,231	31,515
Depreciation and amortization	5,879	632	10,353	1,231

Operating income (loss)	31,929	765	54,592	(2,057)

Interest expense	(13,275)	(1,920)	(24,456)	(3,529)
Other income (expense)	249	—	249	—
Change in derivative liability	—	(2,235)	39	(2,256)

Income (loss) before provision for income taxes	18,903	(3,390)	30,424	(7,842)

Income tax provision	4,870	—	7,250	—
Net income (loss)	$14,033	$(3,390)	$23,174	$(7,842)

Weighted average number of common shares outstanding - basic	16,059,288	3,242,616	15,778,461	2,775,665
Earnings (loss) per share - basic	$0.87	$(1.05)	$1.46	$(2.83)
Weighted average number of common shares outstanding - diluted	16,095,862	3,242,616	15,841,346	2,775,665
Earnings (loss) per share - diluted	$0.87	$(1.05)	$1.46	$(2.83)
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2022	50,000	$0	15,930,740	$16	$578,444	$(104,965)	123,089	$(4,319)	$469,176
Issuance of common stock for restricted stock units	—	—	12,572	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,754	—	—	—	2,754
Escrow shares returned in connection with Freedom acquisition	—	—	(2,446)	—	—	—	2,446	—	—
Net income	—	—	—	—	—	14,033	—	—	14,033
Balance as of June 30, 2022	50,000	$0	15,940,866	$16	$581,198	$(90,932)	125,535	$(4,319)	$485,963

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	50,000	$0	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	12,572	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,511	—	—	—	26,512
Stock-based compensation	—	—	—	—	4,632	—	—	—	4,632
Escrow shares returned in connection with Freedom acquisition	—	—	(2,446)	—	—	—	2,446	—	—
Net income	—	—	—	—	—	23,174	—	—	23,174
Balance as of June 30, 2022	50,000	$0	15,940,866	$16	$581,198	$(90,932)	125,535	$(4,319)	$485,963

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2021	50,000	$0	2,286,404	$2	$110,683	$(108,832)	—	$—	$1,853
Issuance of common stock for restricted stock units	—	—	7,660	0	0	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	1,048,998	1	36,797	—	—	—	36,798
Stock-based compensation	—	—	—	—	701	—	—	—	701
Net loss	—	—	—	—	—	(3,390)	—	—	(3,390)
Balance as of June 30, 2021	50,000	$0	3,343,062	$3	$148,181	$(112,222)	—	$—	$35,962

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2020	50,000	$0	2,191,633	$2	$108,949	$(104,380)	—	$—	$4,571
Issuance of common stock for restricted stock units	—	—	102,431	—	—	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	1,048,998	1	36,797	—	—	—	36,798
Stock-based compensation	—	—	—	—	2,435	—	—	—	2,435
Net loss	—	—	—	—	—	(7,842)	—	—	(7,842)
Balance as of June 30, 2021	50,000	$0	3,343,062	$3	$148,181	$(112,222)	—	$—	$35,962

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,174	$(7,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,353	1,231
Amortization of debt discount	3,369	1,150
Stock based compensation expense	4,632	2,435
(Gain) loss from change in value of derivatives	(39)	2,256
Deferred taxes	4,023	—
Changes in finance receivable related assets and liabilities:
Proceeds from ROF credit facility for the purchase of consumer finance loans	13,650	—
Originations of finance receivables	(15,021)	—
Principal payments received on finance receivables	2,048	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	3,626	(17,547)
Inventory	(20,157)	1,684
Prepaid expenses and other current assets	(363)	(613)
Other assets	(19,126)	(81)
Other liabilities	(3,807)	(217)
Accounts payable and accrued liabilities	15,472	77
Floor plan trade note borrowings	28,140	—
Net cash provided by (used in) operating activities	49,974	(17,467)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(64,188)	—
Purchase of property and equipment	(1,464)	(100)
Technology development	(3,462)	(905)
Net cash used in investing activities	(69,114)	(1,005)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	84,500	—
Repayments of debt and mortgage notes	(32,791)	—
Repayments of (proceeds from) issuance of notes	(2,091)	2,500
(Decrease) increase in borrowings from non-trade floor plans	(4,770)	3,679
Net proceeds from sale of common stock	—	36,797
Net cash provided by financing activities	44,848	42,976
NET CHANGE IN CASH	25,708	24,504
Cash and restricted cash at beginning of period	51,974	3,516
Cash and restricted cash at end of period	$77,682	$28,020
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
Overview
RumbleOn, Inc. was incorporated in October 2013 under the laws of the State of Nevada and is currently headquartered in the Dallas Metroplex. Through our network of more than 55 locations, we are the nation’s largest Omnichannel marketplace platform in powersports, leveraging proprietary technology, a broad footprint of physical retail and fulfillment locations, a full line of manufacturer representation, and an experienced and innovative management team to transform the powersports supply chain to better serve customers and create shareholder value. Our goal is simple – to be outdoor enthusiasts’ dealer of choice when making any powersports purchase or sale. We will achieve that by (i) offering customers the largest selection of new and used inventory in-store, online or a seamless combination of both, (ii) providing a fair price and friction free online process for consumers looking to sell their powersports vehicle, and (iii) building a lasting relationship with our customers regarding parts, accessories and service. RumbleOn completed its business combinations with RideNow Powersports, the nation’s largest powersports retailer group with 42 retail locations, primarily across the Sunbelt (“RideNow”) on August 31, 2021 (the “RideNow Closing Date”). On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (“Freedom Powersports - RE” and together with Freedom Powersports, the "Freedom Entities"), a retailer group with 13 retail locations in Texas, Georgia, and Alabama (refer to Note 2 - Acquisitions).
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including RideNow and the Freedom Entities from the dates these businesses were respectively acquired. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes (the “2021 Form 10-K”) thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the continuing adverse impacts to macro economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis (like COVID-19), acts of terrorism, or acts of war. If these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand as well as the availability of credit to finance powersports and vehicle purchases, which could adversely impact our business and results of operations.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted these requirements prospectively in the first quarter of 2022. These accounting standards did not have a material impact on the Company’s financial statements during the six months ended June 30, 2022.
Accounting for Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to the acquisition date fair values of certain assets acquired and liabilities assumed. The fair value of identifiable intangible assets is based on third party valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net identifiable assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately measure assets acquired and liabilities assumed at the acquisition date, the initial amounts recorded are provisional and may be subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of consideration transferred, assets acquired and liabilities assumed. Upon conclusion of the measurement period or final determination of the fair values of consideration transferred, assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our Condensed Consolidated Statements of Operations.
On August 31, 2021, the Company completed its acquisition of RideNow. Consideration transferred, assets acquired and liabilities assumed have been recorded on a provisional basis as of June 30, 2022. The Company recorded the following measurement period adjustments to the provisional purchase accounting for RideNow during the second quarter of 2022:
•The provisional purchase price was increased by $3,527.
•Total right-of-use assets assumed, which include right-of-use assets under leases with related parties, were increased by $20,269.
•Acquired property and equipment was increased by $3,198.
•Accounts payable, accrued expenses and other current liabilities assumed decreased by $3,526.
•Other minimal changes and refinements.
The above adjustments collectively resulted in a corresponding goodwill adjustment (reduction) of $19,113.
On February 18, 2022, the Company completed its acquisition of the Freedom Entities. Consideration transferred for acquired assets and liabilities assumed has been recorded on a provisional basis as of June 30, 2022. The Company recorded the following measurement period adjustments to the provisional purchase accounting for the Freedom Entities the during the second quarter of 2022:
•The provisional fair value of acquired property plant and equipment was increased to $50,228.

•The Company allocated $59,653 of the purchase price to identifiable intangible assets consisting of franchise rights and non-compete agreements.
•Other minimal changes and refinements to identified assets.
The above adjustments collectively resulted in a corresponding goodwill adjustment (reduction) of $76,862.
We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected retention rates. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights, non-competition agreements and other intangible asset amounts so determined represent the fair value at the date of acquisition.

NOTE 2 - ACQUISITIONS
RideNow Transaction
On the RideNow Closing Date, RumbleOn completed its business combination with RideNow (“RideNow Transaction”). Pursuant to the Plan of Merger and Equity Purchase Agreement, as amended (the “RideNow Agreement”), on the RideNow Closing Date, there were both mergers and transfers of ownership interests comprising in aggregate the RideNow Transaction. For the mergers, five newly-created RumbleOn subsidiaries were merged with and into five RideNow entities (“Merged RideNow Entities”) with the Merged RideNow Entities, comprising approximately 30% of RideNow retail locations, continuing as the surviving corporations. For the transfers of ownership interest, the Company acquired all the outstanding equity interests of 21 entities comprising the remaining 70% of the RideNow’s retail locations (“Acquired RideNow Entities,” and together with the Merged RideNow Entities, the “RideNow Entities”). As a result of the RideNow Transaction the Company obtained 100% of the voting equity interests of the RideNow Entities.
Pursuant to the RideNow Agreement, on the RideNow Closing Date, the RideNow equity holders received cash consideration of $400,400 and 5,833,333 shares of RumbleOn’s Class B common stock, valued at $200,958 based on the closing price of the Company’s Class B common stock on the RideNow Closing Date. Additionally at closing, the Company paid $1,793 to satisfy certain transaction expenses incurred by RideNow and effectively settled a $1,734 payable from RideNow to RumbleOn arising from vehicle sales from RumbleOn to RideNow in the ordinary course of business prior to the RideNow Closing. Cash paid, acquiree transaction expenses paid at closing, and elimination of the preexisting payable from RumbleOn all approximate their fair value due to short-term nature of these items.
The cash consideration of $400,400 includes funds against which the Company may make claims for indemnification; this amount is included in consideration transferred. The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,443 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,000 pursuant to the Oaktree Credit Agreement entered into on the RideNow Closing Date (as further described in Note 4 - Notes Payable and Lines of Credit). The remaining funds received from these financing transactions were used for working capital purposes.
The following table summarizes the provisional consideration transferred by the Company for the RideNow Transaction:

Cash	$400,400
Class B Common Stock	200,958
Acquiree transaction expenses paid by the Company at closing	1,793
Elimination of preexisting payable from RideNow to RumbleOn	1,734
Total provisional purchase price consideration	$604,885
The provisional purchase price will be finalized upon determination of the amounts due to or from the Sellers (as defined in the RideNow Agreement), based upon post-closing adjustments stipulated by the RideNow Agreement (the “Final Purchase Price Adjustment”). Certain indebtedness and net working capital amounts as of the RideNow Closing Date are being disputed between the Company and Sellers as part of the Final Purchase Price Adjustment. The disputed amounts have been submitted by the parties to a mutually agreed upon independent accounting firm. The independent accounting firm will make a final determination of the disputed amounts based on the definitions and other applicable provisions of the RideNow Agreement. Based on the disputed amounts submitted to the independent auditor, the Final Purchase Price Adjustment will range from amounts owed by the Company of approximately $34,053 to amounts owed by the Sellers of approximately $29,393 (a $63,446 range of potential outcomes). At this time, the Company expects the final determination of the disputed amounts to be resolved before expiration of the measurement period for accounting purposes, at which time we expect the purchase consideration will be adjusted accordingly.
On February 28, 2022, the Company delivered a Direct Claim Notice to Mark Tkach in his role as Sellers’ Representative under the RideNow Agreement. In the Direct Claim Notice, the Company stated that pursuant to the indemnification provisions set forth in the RideNow Agreement, the Company is entitled to indemnification from Sellers for breach of a covenant. On March 29, 2022, Mr. Tkach delivered Sellers’ response to the Direct Claim Notice, in which Sellers declined to accept the Company’s claims.
On May 5, 2022, Mr. Tkach in his role as Sellers’ Representative delivered a Direct Claim Notice to the Company under the RideNow Agreement. In the Notice, Mr. Tkach stated that pursuant to the indemnification provisions set forth in the RideNow Agreement, the Sellers are entitled to indemnification from the Company for breach of a representation. On June 3, 2022, the Company delivered its response to the Direct Claim Notice, in which the Company declined to accept the Sellers’ Claims.
On May 6, 2022, each Plaintiff (as defined below) provided RumbleOn notice to arrange for a mediation to resolve alleged disputes regarding the compensation and benefits to which the Plaintiffs are entitled under their respective employment agreements as a result of each Plaintiff’s resignation. RumbleOn has agreed to mediate these matters at a later date.
On May 8, 2022, an action was filed in the Court of Chancery of the State of Delaware against the Company by the two former primary owners of the RideNow Entities (“Plaintiffs”) related to the RideNow Transaction. The action asserts claims for breach of contract and seeks only declaratory and injunctive relief from the Court related to each parties’ respective rights under the RideNow Agreement regarding the Final Purchase Price Adjustment process described above. On May 31, 2022, RumbleOn removed the action to the United Stated District Court for the District of Delaware, where the action remains pending. On June 7, 2022, RumbleOn filed a counterclaim against Plaintiffs alleging a breach by Plaintiffs of the RideNow Agreement regarding related party transactions. On June 24, 2022, Plaintiffs filed an amended complaint adding an additional claim for breach of certain representations in the RideNow Agreement. We believe the claims brought by Plaintiffs are meritless and we intend to defend the claims vigorously, however, we can provide no assurance regarding the outcome of these matters.
RideNow Estimated Fair Value of Assets and Liabilities Assumed
All of RideNow’s acquired assets and liabilities, including provisional goodwill recognized as a result of the RideNow Transaction, have been included in the Company’s Powersports reporting segment, as the RideNow business is entirely within the Company’s Powersports segment.
As of June 30, 2022, we have performed a provisional valuation of the amounts below; however, our assessment of these amounts remains open for further review and completion. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The final purchase price allocation may include changes to: (1) deferred tax liabilities, net; (2) allocations to intangible assets as well as goodwill; (3) final consideration paid related to working capital and other adjustments; and (4) other assets and liabilities. We are required to finalize our purchase price allocations by August 31, 2022.
The Company uses the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, retention factors, etc. Discount rates used to arrive at a present value as of the date of acquisition are based on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased franchise rights and non-compete agreements amounts so determined represent the fair value at the date of acquisition, and do not exceed the amount a third-party would pay for such assets.
The following amounts represent the preliminary determination of the fair value of the identifiable assets acquired and liabilities assumed as a result of the RideNow Transaction. Any potential adjustments made could be material in relation to the preliminary values that follow.

Estimated fair value of assets:
Cash	$34,436
Contracts in transit	10,878
Accounts receivable	10,142
Inventory	127,080
Prepaid expenses	1,785
Right-of-use assets	22,912
Right-of-use assets - related parties	124,243
Property & equipment	18,707
Franchise rights	282,828
Other intangible assets, net	21,553
Other assets	92
Total assets acquired	$654,656
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$39,883
Notes payable - floor plan	47,161
Lease liabilities	22,912
Lease liabilities - related parties	106,966
Notes payable	4,382
Notes payable - related parties	2,167
Deferred tax liabilities	35,429
Other long-term liabilities	6,210
Total liabilities assumed	265,110
Total net assets acquired	389,546
Goodwill	215,339
Total provisional purchase price consideration	$604,885
The Company assumed two promissory notes with aggregate principal and accrued interest of $2,200 as of the RideNow Closing Date due to entities controlled by former directors and executive officers of the Company. Amounts due under these notes have been paid in full as of June 30, 2022.
The Company expects it will be able to amortize, for tax purposes, $108,000 of goodwill.
RideNow Supplemental pro forma information
The following unaudited supplemental pro forma information presents the financial results as if the RideNow Transaction was completed at January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pro forma revenue	$546,095	$417,479	$1,006,015	$761,745
Pro forma net income	$14,033	$30,013	$23,174	$41,566
Earnings per share-basic	$0.87	$2.12	$1.46	$3.04
Weighted average number of shares-basic	16,059,288	14,139,047	15,778,461	13,664,467
Earnings per share diluted	$0.87	$2.10	$1.46	$3.00
Weighted average number of shares diluted	16,095,862	14,313,555	15,841,346	13,858,310

Freedom Transaction
On November 8, 2021, RumbleOn entered into a Membership Interest Purchase Agreement to acquire 100% of the equity interests of Freedom Powersports, LLC and Freedom Powersports Real Estate, LLC completed the acquisition on February 18, 2022 (“Freedom Transaction”). The Freedom Entities own and operate powersports retail dealerships, including associated real estate, involving sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side-by-sides, sport bikes, cruisers, watercraft, and other powersports vehicles.
We accounted for the Freedom Transaction as a business combination under ASC 805, Business Combinations. Under the terms of the Membership Interest Purchase Agreement, all outstanding equity interests of the Freedom Entities were acquired for total provisional consideration of $97,237, consisting of $70,726 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and issuance of 1,048,718 shares of RumbleOn Class B common stock with a value of $26,511 on the Freedom Closing Date. On June 22, 2022, 2,446 shares held in escrow were returned to Treasury as part of the final purchase price adjustment.
The following table summarizes the provisional consideration transferred by the Company for the Freedom Transaction:

Cash	$70,569
Class B Common Stock	26,511
Acquiree transaction expenses paid by the Company at closing	157
Total provisional purchase price consideration	$97,237
The table below represents, as of June 30, 2022, the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed from the Freedom Entities, and as such, it remains subject to finalization. The Company is required to finalize the purchase price allocation no later than February 17, 2023 and until such time, there may be material changes to the provisional values below, including changes to: (1) inventories and deferred revenues (2) property and equipment; (3) right-of-use assets and lease liabilities; (4) deferred tax liabilities, net; (5) allocations to intangible assets as well as goodwill; (6) other assets and liabilities. All acquired assets and liabilities, including provisional goodwill, recognized as a result of the Freedom Transaction have been included in the Company’s Powersports reporting segment.

Estimated fair value of assets:
Cash	$6,381
Contracts in transit	1,170
Accounts receivable	1,089
Inventory	25,888
Prepaid expenses	214
Property & equipment	50,228
Right-of-use assets	2,876
Other intangible assets	57,486
Franchise rights	2,167
Other assets	79
Total assets acquired	$147,578
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$4,003
Notes payable - floor plan	18,337
Lease liabilities	2,002
Deferred revenues	3,495
Mortgage notes	26,809
Notes payable	4,693
Total liabilities assumed	59,339
Total net assets acquired	88,239
Goodwill	8,998
Total provisional purchase price consideration	$97,237

The Company assumed notes payable and mortgage notes liabilities of $31,502 on the Freedom Closing Date. The outstanding balance of these liabilities were repaid in the first quarter of 2022 and are reflected as cash outflows from financing activities in the Condensed Consolidated Statements of Cash Flows. The Company funded the cash portion of the Freedom Transaction, transaction expenses, notes payable, and mortgage note repayments through an $84,500 draw on the Oaktree Credit Agreement (as defined below) and use of approximately $14,253 of available cash resources.
The Company expects it will be able to amortize, for tax purposes, $8,998 of goodwill.
The results of operations of the Freedom Entities from the Freedom Closing Date forward are included in the accompanying Condensed Consolidated Financial Statements and include revenues of $96,458 and pre-tax earnings of $13,073 for the six months ended June 30, 2022. Acquisition related costs of $1,403 were incurred for the six months ended June 30, 2022 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.
NOTE 3 –INTANGIBLE ASSETS AND GOODWILL
The carrying amount of goodwill, franchise rights and other intangible assets as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
Goodwill	$253,415	$260,922

Other Intangible Assets
Franchise rights - indefinite life	$343,182	$282,350
Other intangibles	23,745	22,175
	366,927	304,525
Less accumulated amortization	7,662	2,459
Intangible assets, net	$359,265	$302,066
The following summarizes the changes in the carrying amount of goodwill by reportable segment from December 31, 2021 to June 30, 2022.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2021	$234,035	$26,039	$848	$260,922
RideNow purchase price adjustments	(16,528)	—	—	(16,528)
Freedom Powersports Transaction	9,021	—	—	9,021
Balance at June 30, 2022	$226,528	$26,039	$848	$253,415
In addition to annual impairment testing, the Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its goodwill, indefinite lived intangible assets, finite lived intangible assets, and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the quarter ended June 30, 2022, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of June 30, 2022. The Company will continue to monitor both macroeconomic and company-specific events and circumstances in future periods and if a triggering event is identified prior to the Company’s fourth quarter annual impairment test, management will complete an interim impairment test at that time.

Estimated annual amortization expense related to other intangibles:

2022	$4,680
2023	7,907
2024	3,397
2025	99
Thereafter	—
$16,083
NOTE 4 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Term Loan Credit Agreement dated August 31, 2021. Amortization payments are required quarterly commencing in the quarter ended December 31, 2021. The initial Loan Term Facility matures on August 31, 2026. The interest rate at June 30, 2022 was 9.25%.	$338,751	$253,438
Notes Payable-PPP Loans dated May 1, 2020 with maturity of April 1, 2025. Payments of principal and interest were deferred as of June 30, 2022 while the outstanding principal balance is under Small Business Administration (“SBA”) review.	2,534	2,534
Unsecured note payable to P&D Motorcycles in the original amount of $1,724 with interest rate of 4% through maturity which is July 1, 2022.	—	1,031
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by former two directors; monthly principal payments ranging from $7 to $13; interest accruing at rates ranging from LIBOR+0.6% to LIBOR+1.3%.	—	907
RumbleOn Finance line of credit dated February 4, 2022. Interest accrues at 5%+SOFR. The line of credit matures on February 4, 2025.	13,650	—
Total notes payable and lines of credit	354,935	257,910
Less: Current portion	2,534	4,322
Long-term portion	$352,401	$253,588
Floor plan notes payable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Floor plans notes payable - trade	$43,259	$15,119
Floor plans notes payable - non-trade	95,727	82,159
Floor plan notes payable	$138,986	$97,278
Term Loan Credit Agreement
On the RideNow Closing Date, the Company entered into a new Term Loan Credit Agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility were used to consummate the RideNow Transaction and to provide for working capital. The proceeds from the Delayed Draw Term Loans Facility, if drawn, will be used to finance acquisitions permitted by the Oaktree Credit Agreement and similar investments or “earn-outs” entered into in connection with acquisitions and to pay fees and expenses relating thereto. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and become available six (6) months after the RideNow Closing Date and are unavailable to be drawn after the eighteen (18) month anniversary of the RideNow Closing Date. The Oaktree Credit Agreement also provides for incremental draws for up to an additional $100,000 in accordance with the terms set forth in the Oaktree Credit Agreement, which may be used for acquisitions or working capital. The loan is reported on the balance sheet as senior secured debt net of debt discount and debt issuance costs of $23,226, including the fair value of stock warrants of $10,950. Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on June 30, 2022, was 9.25%. Interest expense for the three and six months ended June 30, 2022 was $11,009 and $19,700, respectively, which included amortization of $1,960 and $3,236, respectively related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that Secured Overnight Financing Rate ("SOFR") may be selected as the alternative benchmark rate, this has not been determined as of June 30, 2022. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of June 30, 2022.
Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries (the “Subsidiary Guarantors”) although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued a warrant to purchase $40,000 of shares at an exercise price of $33.00 per share of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). The initial Warrant liability and deferred financing charge recognized was $10,950. The Warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was reflected in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Warrant was considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital and the $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
Floor Plan Notes Payable
The Company relies on its floorplan vehicle financing credit lines (“Floorplan Lines”) to finance new and used vehicle inventory at its retail locations and for the wholesale segment. Floor plan notes payable - trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable-non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable- trade are reported as operating cash flows and changes in floor plan notes payable-non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Agreement.
On August 31, 2021, Wholesale, Inc. entered into a Floorplan Line with AFC (the “AFC Credit Line”) to replace an existing line of credit. Advances under the AFC Credit Line are limited to $29,000 as of June 30, 2022. Interest expense on the Wholesale Floorplan Lines for the three and six months ended June 30, 2022 and 2021 were $499 and $939, $525 and $829 respectively.
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
ROF SPV may prepay the full principal balance of the loan and all other obligations and terminate the loan agreement at any time after 24 months following the closing date (the “Revolving Period”), so long as, ROF SPV provides 30 days written notice. Additionally, ROF SPV may prepay the loan in certain circumstances where a loan portfolio is sold, so long as a 1% fee is paid to the lenders. ROF SPV has drawn $13,650 on the secured loan facility as of June 30, 2022.

PPP Loans
On May 1, 2020, the Company entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). The balance of the PPP loans of $2,534 remain under review by the SBA and the Company can provide no assurance that it will obtain forgiveness of this remaining balance in whole or in part. Payments on this remaining loan balance commenced on September 1, 2021, and the loans mature on April 1, 2025.
Derivative Liability
In connection with the convertible senior notes issued on January 10, 2020 (the “New Notes”), a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.
The change in value of the derivative liability for the three and six months ended June 30, 2022 and 2021 were $39 and $(2,236), respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of June 30, 2022 and December 31, 2021 was $26 and $66, respectively.
NOTE 5 – STOCKHOLDER EQUITY
Share-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan ( the “Plan”) allowing for the issuance of restricted stock units ("RSUs"), stock options, and other equity awards (collectively “Awards”). As of June 30, 2022, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. In connection with, and on the same day as the closing of the RideNow Transaction, the Company accelerated the vesting of and waived any market-based vesting hurdles for all then outstanding RSU awards, and waived any market-based share price. This waiver was accounted for as a modification of the awards, with the fair value of the respective awards remeasured as of RideNow Closing Date and the change in fair value fully expensed during the year ended December 31, 2021.
The Company estimates the fair value of all awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value is based on the share price of the Class B common stock on the date of the award, with the fair value expense on a straight line basis over the vesting period. On September 30, 2021, the Company's Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the estate of Mr. Steven R. Berrard, the Company’s former Chief Financial Officer and director.
The following table reflects the stock-based compensation for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted Stock Units	$2,753	$695	$4,632	$2,421
Stock Options	—	6	—	14
Total stock-based compensation	$2,753	$701	$4,632	$2,435
As of June 30, 2022, there are 250 Options and 819,447 restricted stock units ("RSUs") outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $21,241, which the Company expects to recognize over a weighted-average period of approximately 16 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.
Security Offering
As part of the Freedom Transaction, the Company issued to Freedom's security holders 1,048,718 shares of RumbleOn Class B common stock totaling $26,511. On June 22, 2022, 2,446 shares held in escrow were returned to treasury as part of the final purchase price adjustment.

Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued the Warrant to purchase $40,000 of shares of Class B common stock. The initial warrant liability and deferred financing charge recognized was $10,950 with the warrant liability subject to remeasurement at each balance sheet date and any change in fair value recognized in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three-months ended March 31, 2021 as there was no significant changes in the fair value between March 15, 2021 and March 31, 2021. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Warrant was considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance under ASC 815-40. As a result, the $19,700 was reclassified to additional paid-in-capital and the $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement.
NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$21,775	$2,258
Fair value of 1,048,718 Class B common stock issued in the Freedom Transaction	$26,511	$—
Capital expenditures and technology development costs included in accounts payable and accrued liabilities	$1,500	$—
The following table shows the cash and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$68,182	$48,974
Restricted cash (1)	9,500	3,000
Total cash, cash equivalents, and restricted cash	$77,682	$51,974
_______________________
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and ROF line of credit.
NOTE 7 – INCOME TAXES
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 25.8% and 23.8%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 0.0% and 0.0%, respectively. The difference between the U.S. federal income tax rate of 21.0% and RumbleOn’s overall income tax rate for the three and six months ended June 30, 2022 was primarily due to income tax expense on non-deductible expenses and state income taxes.
The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months ended June 30, 2021 was primarily due to the change in valuation allowance for the period.

NOTE 8– EARNINGS PER SHARE
The Company computes basic and diluted earnings per share attributable to common stockholders in conformity with the two-class method required for participating securities. Basic earnings per share attributable to common stockholders is calculated by dividing the net income attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period.
For purposes of this calculation, 1,212,121 of warrants to purchase shares of Class B common stock at $33.00 per share are considered common stock equivalents which are antidilutive at June 30, 2022. Unvested RSUs have been included in the calculation of diluted earnings per share attributable to common stockholders to the extent the shares would be dilutive.
The weighted average number of shares outstanding for the six months ended June 30, 2022 were 50,000, 15,728,461 and 0, respectively of Class A Common Stock, Class B Common Stock, and Series B Preferred Stock.
NOTE 9 – RELATED PARTY TRANSACTIONS
Promissory Notes
In connection with the acquisition of RideNow, the Company assumed two promissory notes totaling principal and accrued interest of $2,200 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes have been paid in full as of June 30, 2022.
August 2021 Offering
Denmar Dixon, a director of the Company, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties. Each such lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by a former director and executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. The fair value of the right-of-use assets and lease liabilities arising from the RideNow leases are included in the Condensed Consolidated Balance Sheet at June 30, 2022 and disclosed in Note 10 - Leases. The Company is still in the process of finalizing its purchase price allocation and related fair values of assets and liabilities, including the RideNow leases.
RideNow Reinsurance Products
The Company sells extended service contracts, prepaid maintenance, “GAP insurance,” theft protection and tire and wheel products on vehicles sold to customers. Affiliate reinsurance companies previously controlled by and owned primarily by former directors and executives officers of the Company participated in the profits of these products sold through the RideNow locations. The total amount paid by the Company to these affiliated companies totaled approximately $139 during the six months ended June 30, 2022. The related party relationship ended February 1, 2022.
Payments to RideNow Management, LLLP
The Company made $115 and $231 in payments to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers during the three and six months ended June 30, 2022.
Beach Agreement
On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”) from former directors and executive officers of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528, and cash paid was approximately $5,368.
Bidpath Software License
On January 19, 2022 the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a director of the Company that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services. The Company has made cash payments totaling $2,160 to date for the license, with another $1,440 due in the third quarter of 2022. The Company pays, on monthly basis since the agreement was signed, $30 for the support and maintenance services. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party.
NOTE 10 – LEASES
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	June 30, 2022	December 31, 2021
Assets:
Operating	Right of use assets	$171,565	$133,112
Finance	Property and equipment, net	—	3,240
Total right-of-use assets		$171,565	$136,352

Liabilities:
Current:
Operating	Current portion of lease liabilities	$22,831	$19,155
Finance	Current portion of lease liabilities	—	1,094
Non-Current:
Operating	Long-term portion of operating lease liabilities	135,964	114,687
Finance	Other long-term liabilities	—	2,869
Total lease liabilities		$158,795	$137,805
The weighted-average remaining lease term and discount rate for the Company's operating and financing leases are as follows:

June 30, 2022
Weighted average lease term-operating leases	14.9 years
Weighted average discount rate-operating leases	13.9%
The following table provides information related to the lease costs of finance and operating leases for three months and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$7,565	$627	$14,428	$1,180

Finance lease costs:
Amortization of ROU assets	—	—	41	—
Interest on lease liabilities	—	—	124	—
Total lease costs	$7,565	$627	$14,593	$1,180

In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at June 30, 2022:

Leases	Classification	June 30, 2022
Assets:
Operating	Right of use assets – related party	$115,767
Operating	All other right of use assets	55,798
Total right-of-use assets		$171,565

Liabilities:
Current:
Operating	Current portion of lease liabilities – related party	$14,815
Operating	Current portion of lease liabilities – all other leases	8,016
Total current liabilities		$22,831
Non-Current:
Operating	Long-term portion of lease liabilities – related party	100,642
Operating	Long-term portion of lease liabilities – all other leases	35,322
Total non-current liabilities		$135,964
Total lease liabilities		$158,795
Supplemental cash flow information related to operating leases for the six months ended June 30, 2022 was as follows:

Six Months Ended June 30, 2022
Cash payments for operating leases	$12,240
ROU assets obtained in exchange for new operating lease liabilities	$15,103
The following table summarizes the future minimum payments for operating leases at June 30, 2022 due in each year ending December 31:

Year	Operating Leases
2022	$12,766
2023	26,461
2024	25,917
2025	24,311
2026	22,924
Thereafter	281,200
Total lease payments	393,579
Less: imputed interest	245,904
Present value of operating lease liabilities	$147,675
NOTE 11 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. We have determined that we have three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) Powersports, (2) Automotive, and (3) Vehicle Logistics. Our Powersports segment offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and other powersports products, parts, apparel, and accessories, and related finance and insurance products. Our Automotive segment purchases vehicles from dealers or others and sells them through wholesale channels. Our Vehicle Logistics segment brokers nationwide automotive transportation services between dealerships and auctions.

    The following table summarizes revenue, operating income (loss), depreciation and amortization and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Three Months Ended June 30, 2022
Total assets	$2,027,155	$50,005	$18,672	$(824,275)	$1,271,557
Revenue	$414,817	$115,761	$16,636	$(1,119)	$546,095
Operating income	$29,820	$828	$1,281	$—	$31,929
Depreciation and amortization	$5,852	$17	$10	$—	$5,879
Interest expense	$(12,750)	$(525)	$—	$—	$(13,275)

Three Months Ended June 30, 2021
Total assets	$99,476	$41,997	$14,173	$(27,573)	$128,073
Revenue	$27,978	$127,287	$14,517	$(1,437)	$168,345
Operating income (loss)	$(2,906)	$2,757	$914	$—	$765
Depreciation and amortization	$598	$27	$7	$—	$632
Interest expense	$(1,331)	$(587)	$(2)	$—	$(1,920)
Change in derivative liability	$(2,235)	$—	$—	$—	$(2,235)

Six Months Ended June 30, 2022
Total assets	$2,027,155	$50,005	$18,672	$(824,275)	$1,271,557
Revenue	$751,631	$226,516	$30,248	$(2,380)	$1,006,015
Operating income	$51,588	$566	$2,348	$90	$54,592
Depreciation and amortization	$10,299	$34	$20	$—	$10,353
Interest expense	$(23,412)	$(1,043)	$(1)	$—	$(24,456)
Change in derivative liability	$39	$—	$—	$—	$39

Six Months Ended June 30, 2021
Total assets	$99,476	$41,997	$14,173	$(27,573)	$128,073
Revenue	$38,833	$211,357	$24,548	$(2,129)	$272,609
Operating income (loss)	$(8,082)	$4,399	$1,626	$—	$(2,057)
Depreciation and amortization	$1,171	$53	$7	$—	$1,231
Interest expense	$(2,577)	$(948)	$(4)	$—	$(3,529)
Change in derivative liability	$(2,256)	$—	$—	$—	$(2,256)
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
NOTE 12 – SUBSEQUENT EVENTS
Sale of Store in Baton Rouge, LA
On July 19, 2022, the Company closed on the sale of its store in Baton Rouge, Louisiana for aggregate consideration of approximately $4,954. The store had been acquired by the Company as part of the RideNow Transaction. There was no material gain or loss associated with the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2021 Form 10-K, as well as our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. All dollars are reported in thousands except per share and per unit amounts.
Overview
RumbleOn is the nation’s first technology-based Omnichannel marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, broad footprint of physical locations, and full-line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, and make the transition between the two seamless.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of 55 company-owned retail locations at June 30, 2022, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
RumbleOn’s powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories from a wide range of manufacturers, including those listed below.

RumbleOn’s Representative Brands
Alumacraft	Honda	Sea-Doo
Argo	Indian	Slingshot
Benelli	Kawasaki	SSR
BMW	Kayo Sports	Suzuki
Can-Am	KTM	Spyder
CF Moto	Manitou	TideWater
Ducati	Polaris	Triumph
Harley-Davidson	Ryker	Vanderhall
Hisun	Scarab	Yamaha

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
Outlook
We continue to optimize and broaden the selection of new and used powersports vehicles we make available to our customers. Expanding our inventory selection enhances the customer experience by ensuring each visitor, either online or in-store, finds a vehicle that matches his or her preferences. Optimizing our new inventory significantly depends on the allocations of our manufacturers ("OEM"). Optimizing our used inventory selection depends on our ability to source and acquire a sufficient number of appropriate used vehicles, including acquiring more vehicles directly from our customers.

We continue to implement a fulfillment system designed to optimize inventory replenishment to make the right powersports units available in the right quantities at the right locations for the right price. This centralization of inventory will launch company-wide access to all company-owned inventory rather than only the inventory available at one particular location. This access will increase the probability that our customers can find their powersports unit on our platform, thereby enhancing the customer experience while eliminating geographic boundaries. With digital inventory integration and over 60 individual websites that share content, RumbleOn will be top-of-mind for powersports searches. All of the technology infrastructure required is under development and will be during 2022 and beyond.
We will continue to make significant investments in improving and adding to our online customer offering. We believe that the complexity of the traditional powersports retail transaction provides substantial opportunity for technology investment and that our leadership and continued growth will enable us to responsibly invest in further enhancing the customer experience.
From our founding, we have been laying the groundwork to offer a friction-free and fully integrated customer experience both online and in-store. We are building the technology engine to enable this integration, while methodically expanding our retail footprint. We will continue to roll out our new and innovative technology throughout 2022 and beyond, to not only reduce costs and optimize vehicles available, but also to better serve customers and build long term shareholder value.
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
Beyond innovative technology and inventory integration, our 55+ retail locations will augment the online experience to offer a simple, friction-free customer experience. A key component to transforming the customer experience to support our growth strategy is enhancing the in-store experience and we are strategically expanding our retail footprint.
KEY OPERATING METRICS
We regularly review a number of key operating metrics to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. Please note that results of RideNow and Freedom before to the respective acquisition dates are not reflected in the presentation below. The acquired entities have certain lines of business, including new vehicle sales, material finance and insurance revenue, and parts and service revenue, that RumbleOn did not have before the RideNow and Freedom transactions. As such all increases in these line items are exclusively the result of the acquisition's and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the new business (the “Acquisition Effect”).
Powersports and Automotive Segments
Revenue
Revenue of is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period these factors. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of vehicles given a current environment of manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges (collectively, the “Demand/Supply Imbalances”). Used inventory is acquired directly from consumers via our online Cash Offer Tool or consumer trade-in transactions. Subject to macroeconomic conditions uncertainties and the resulting demand/supply imbalances (together, the "Demand/Supply Imbalances"), as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to remain elevated, both in units and in revenue per vehicle, over the next several quarters as manufacturers remain impacted by production and supply chain challenges. Given our proven ability to source used vehicle supply via our Cash Offer Tool, we expect to efficiently source and scale our addressable markets as we continue to utilize a combination of brand building and direct response channels. We are comfortable in this market given our proven ability to use the internet and other channels to efficiently source vehicles from consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, de minis floorplan financing fees, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-deal auction market, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessory. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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

Results of Operations
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021
Total Company Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six-months ended June 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Financial Overview
Revenue
Powersports	$312,685	$27,487	$285,198	$567,318	$38,015	$529,303
Automotive	115,730	127,286	(11,556)	226,459	211,357	15,102
Parts, service, accessories, merchandise	65,315	—	65,315	120,052	—	120,052
Finance and insurance, net	36,848	491	36,357	64,318	818	63,500
Vehicle Logistics	15,517	13,081	2,436	27,868	22,419	5,449
Total revenue	$546,095	$168,345	$377,750	$1,006,015	$272,609	$733,406
Gross Profit
Powersports	$61,845	$6,466	$55,379	$108,246	$9,117	$99,129
Automotive	4,733	10,169	(5,436)	8,308	16,380	(8,072)
Vehicle Logistics	3,168	2,385	783	5,652	4,374	1,278
Parts, service, accessories, merchandise	31,370	—	31,370	56,652	—	56,652
Finance and insurance	36,847	491	36,356	64,318	818	63,500
Total Gross Profit	$137,963	$19,511	$118,452	$243,176	$30,689	$212,487
Total Operating Expenses	$106,034	$18,746	$87,288	$188,584	$32,746	$155,838
Operating Income (Loss)	$31,929	$765	$31,164	$54,592	$(2,057)	$56,649
Net Income (Loss)	$14,033	$(3,390)	$17,423	$23,174	$(7,842)	$31,016
Adjusted EBITDA (1)	$44,319	$3,041	$41,278	$75,748	$3,061	$72,687
_________________________
(1) Adjusted EBITDA is a non-GAAP measure of operating performance that does not represent and should not be considered an alternative to net income (loss) or cash flow from operations, as determined by U.S. GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. See the section titled “Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to Net Income (Loss).

Powersports Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Revenue
New retail vehicles	$184,074	$—	$184,074	$346,257	$—	$346,257
Used vehicles:
Used retail vehicles	122,886	—	122,886	209,544	—	209,544
Used wholesale vehicles	5,725	27,488	(21,763)	11,517	38,015	(26,498)
Total used vehicles	128,611	27,488	101,123	221,061	38,015	183,046
Finance and insurance, net	36,847	491	36,356	64,318	818	63,500
Parts, service, accessories, merchandise	65,314	—	65,314	120,052	—	120,052
Total revenue	$414,846	$27,979	$386,867	$751,688	$38,833	$712,855

Gross Profit
New retail vehicles	$37,286	$—	$37,286	$68,478	$—	$68,478
Used vehicles:
Used retail vehicles	22,271	—	22,271	36,993	—	36,993
Used wholesale vehicles	2,275	6,466	(4,191)	2,746	9,118	(6,372)
Total used vehicles	24,546	6,466	18,080	39,739	9,118	30,621
Finance and insurance	36,847	491	36,356	64,318	818	63,500
Parts, service, accessories, merchandise	31,370	—	31,370	56,652	—	56,652
Total gross profit	$130,049	$6,957	$123,092	$229,187	$9,936	$219,251

Vehicle Unit Sales
New retail vehicles	11,366	—	11,366	21,043	—	21,043
Used vehicles:
Used retail vehicles	8,619	—	8,619	14,720	—	14,720
Used wholesale vehicles	728	2,411	(1,683)	1,707	3,417	(1,710)
Total used vehicles	9,347	2,411	6,936	16,427	3,417	13,010
Total vehicles sold	20,713	2,411	18,302	37,470	3,417	34,053

Revenue per vehicle
New retail vehicles	$16,195	$—	$16,195	$16,455	$—	$16,455
Used vehicles:
Used retail vehicles	14,258	—	14,258	14,235	—	14,235
Used wholesale vehicles	7,865	11,401	(3,536)	6,747	11,125	(4,378)
Total used vehicles	13,760	11,401	2,359	13,457	11,125	2,332
Finance and insurance, net	1,844	—	1,844	1,798	—	1,798
Parts, service, accessories, merchandise	3,268	—	3,268	3,357	—	3,357
Total revenue per retail vehicle	$20,758	$—	$20,758	$21,019	$—	$21,019

Gross Profit per vehicle
New vehicles	$3,280	$—	N/A	$3,254	$—	N/A
Used vehicles	$2,626	$—	N/A	$2,419	$—	N/A
Finance and insurance, net	$1,844	$—	N/A	$1,798	$—	N/A
Parts, service, accessories, merchandise	$1,570	$—	N/A	$1,584	$—	N/A
Total gross profit per retail vehicle (1)	$4,938	$—	N/A	$4,824	$—	N/A
(1) Per vehicle values calculated as revenue or gross profit as applicable, divided by its respective units sold, except the other and total categories which are divided by total used units sold.

Revenue
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Powersports revenue increased by $386,867 and $712,855 to $414,846 and $751,688 for the three and six months ended June 30, 2022 compared to $27,979 and $38,833 for the same period in 2021. The Acquisition Effect specific to new and used vehicles, F&I and PSA revenue accounted for approximately $306,960, $36,356, and $65,314, respectively, of the increase for the three months ended June 30, 2022, and accounted for approximately $555,801, $63,500, and $120,052, respectively, of the increase for the six months ended June 30, 2022. The increases in both periods were partially offset by lower wholesale powersports vehicle revenue compared to the same periods in 2021 as the Company was now able to sell used vehicles via the more profitable RideNow and Freedom retail channels. The total number of vehicles sold increased by 18,302 and 34,053 to 20,713 and 37,470 for the three and six months ended June 30, 2022, as compared to 2,411 and 3,417 for the same three and six month periods in 2021. Overall, the average revenue per retail vehicle sold was $20,758 and $21,019, respectively, for the three and six months ended June 30, 2022. We believe this is a relatively high number given historical trends for these businesses and we attribute that to a combination of (i) product mix, with in demand vehicles like UTVs and side-by-sides commanding higher prices, supplemented by (ii) elevated pricing of both new and used vehicles given the Demand / Supply Imbalance. We anticipate that unit purchasing levels and sales will continue to grow as we increase penetration in existing markets, build out fulfillment centers and acquire new dealers.
Gross Profit
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Powersports gross profit increased by $123,092 and $219,251 to $130,049 and $229,187 for the three and six months ended June 30, 2022 compared to $6,957 and $9,936 for the same periods in 2021. The increase in gross profit was primarily due to the Acquisition Effect which accounted for $125,240 and $221,327 of the increase for the three and six months ended June 30, 2022, partially offset by lower gross profit in the Company’s legacy direct to consumer and wholesale business. Other contributing factors to the overall increase in gross profit include, more favorable product mix of vehicle sales, and strong demand which resulted in elevated pricing during the three and six months ended June 30, 2022. Retail vehicle sales accounted for approximately $59,557 and $105,471 of the increase, PSA accounted for approximately $31,370 and $56,652 of the increase, and F&I accounted for approximately $36,356 and $63,500 of the increase during the three and six months ended June 30, 2022. The overall increases to gross profit were partially offset by lower wholesale powersports vehicle gross profit, which decreased $4,191 and $6,372 as compared to the same three and six month periods in 2021. Overall, gross profit per retail vehicle sold was $4,938 and $4,824, respectively, for the three and six months ended June 30, 2022. The Acquisition Effect was the primary driver of PSA and F&I contributions to gross profit, as these categories represent new revenue channels for the Company after the RideNow Transaction and Freedom Transaction.
Automotive Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Revenue	$115,730	$127,286	$(11,556)	$226,459	$211,357	$15,102
Gross Profit (1)	$4,733	$10,169	$(5,436)	$8,169	$16,380	$(8,211)
Vehicles sold	2,617	3,300	(683)	5,240	5,794	(554)
Revenue per vehicle	$44,223	$38,572	$5,651	$43,217	$36,479	$6,738
Gross Profit per vehicle	$1,809	$3,081	$(1,272)	$1,559	$2,827	$(1,268)
(1) Total Gross Profit per vehicle retailed is calculated by dividing the sum of new vehicle, used vehicle, and finance and insurance gross profit by total retail vehicle unit sales.
Revenue
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Automotive revenue decreased by $11,556 to $115,730 for the three months ended June 30, 2022 compared to $127,286 for the same period in 2021, and increased by $15,102 to $226,459 for the six months ended June 30, 2022 compared to $211,357 for the same period in 2021. The decrease in automotive revenue was primarily due to a decrease in vehicles sold of 683 and 554 as compared to the same period in 2021; partially offset by increases in revenue per vehicle of 14.7% and 18.5%, respectively, for the three and six months ended June 30, 2022. The Company made a strategic decision to purchase fewer automotive units during the three and six months ended June 30, 2022, due to concerns about the market and high wholesale costs as compared to historical levels.

Gross Profit
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Automotive gross profit decreased by $5,436 and $8,211 to $4,733 and $8,169 for the three and six months ended June 30, 2022 compared to $10,169 and $16,380 for the same periods in 2021. The decreases were attributable to decreased gross profit per vehicle of $1,272 and $1,268 to $1,809 and $1,559 for the three and six months ended June 30, 2022 compared to $3,081 and $2,827 for the same periods in 2021 and a decrease in vehicles sold of 683 and 554 as compared to the same periods in 2021.
Vehicle Logistics Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	YoY Change	2022	2021	YoY Change
($ in 000s, except per unit)
Revenue (1)	$16,636	$14,518	$2,118	$30,248	$24,548	$5,700
Gross Profit	$3,180	$2,385	$795	$5,820	$4,374	$1,446
Vehicles transported	25,472	23,502	1,970	47,303	42,409	4,894
Revenue per vehicle transported	$653	$618	$35	$639	$579	$60
Gross Profit per vehicle transported	$125	$101	$24	$123	$103	$20
(1) Before intercompany freight services provided to Wholesale of $1,120 and $2,380, and $1,437 and $2,129 respectively for the three and six months ended June 30, 2022 and 2021 are eliminated in the Condensed Consolidated Financial Statements.
Revenue
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Vehicle Logistics revenue increased by $2,118 and $5,700 to $16,636 and $30,248 for the three and six months ended June 30, 2022 compared to $14,518 and $24,548 for the same periods in 2021. The increase in total revenue for the three and six months ended June 30, 2022 resulted from increases of approximately 8.4% and 11.5% in the number of vehicles transported to 25,472 and 47,303 vehicles as compared to the transport of 23,502 and 42,409, respectively, vehicles for the same periods of 2021. Additionally, revenue per vehicle transported for the three and six months ended June 30, 2022 increased by approximately 5.7% and 10.4% to $653 and $639 as compared to $618 and $579 for the same periods in 2021.
Gross Profit
Three and Six Months Ended June 30, 2022 Compared to June 30, 2021. Total Vehicle Logistics gross profit for the three months ended June 30, 2022 increased by $795 and $1,446, or 33.3% and 33.1%, respectively, to $3,180 and $5,820, or $125 and $123 per vehicle transported, as compared to $2,385 and $4,374, or $101 and $103 per vehicle transported, for the same periods in 2021. The increased gross profit was attributed to increases to the number of vehicles transported and revenue earned per vehicle for the three and six months ended June 30, 2022 as compared to the same periods in 2021.
Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advertising, marketing and selling	$9,355	$1,962	$16,202	$3,558
Compensation and related costs	60,045	7,632	105,980	11,879
Facilities	12,133	867	21,824	1,375
General and administrative	14,903	6,526	27,995	11,439
Stock based compensation	2,753	701	4,632	2,435
Technology development and software	965	425	1,598	828
Total SG&A expenses	$100,154	$18,113	$178,231	$31,514
Selling, general and administrative expenses increased by $82,041 and $146,717, respectively, for the three and six months ended June 30, 2022 compared to the same period in 2021. In each case other than technology development and software, the increases were the result of the Acquisition Effect, with over 2,000 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 55+ new locations from the RideNow Transaction and Freedom Transaction. In the case of technology and development, in the third quarter of 2021 we began strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the three and six months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization increased by $5,247 and $9,122, respectively, for the three and six months ended June 30, 2022, compared to the same period in 2021. Of the increase for the three months ended June 30, 2022, approximately $2,222 is associated with the various non-compete agreements related to the RideNow Transaction, approximately $1,708 is associated with depreciation resulting from the RideNow Transaction, approximately $213 is associated with the amortization of right-of-use assets resulting from the RideNow Transaction, and approximately $492 is associated with depreciation and amortization related to the Freedom Transaction.
Of the increase for the six months ended June 30, 2022, approximately $4,441 is associated with the various non-compete agreements related to the RideNow Transaction, approximately $2,751 is associated with depreciation resulting from the RideNow Transaction, approximately $417 is associated with the amortization of right-of-use assets resulting from the RideNow Transaction, approximately $764 is associated with depreciation resulting from the Freedom Transaction, and approximately $386 is associated with the various non-compete agreements resulting from the Freedom Transaction.
Interest Expense
Interest expense increased by $11,355 and $20,927, respectively, for the three and six months ended June 30, 2022 compared to the same period in 2021. Interest expense consists of interest and deferred financing costs on the: (i) Oaktree Credit Agreement; (ii) various floorplan facilities; (iii) private placement notes; (iv) convertible senior notes; and (v) the ROF credit facility.
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
The change in value of the derivative liability for the three and six months ended June 30, 2022 and 2021 were $39 and $(2,235), respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of June 30, 2022 and December 31, 2021 was $26 and $66, respectively.
Oaktree Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”) at an exercise price of $33.00 per share. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.
Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense, depreciation and amortization, changes in derivative liability and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition related costs, litigation expenses, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and capital investments.
For the three and six months ended June 30, 2022 and 2021, adjustments to Adjusted EBITDA are primarily comprised of:
•Non-cash stock-based compensation expense recorded in the Condensed Consolidated Statement of Operations,
•Acquisition costs associated with the RideNow Transaction and Freedom Transaction, which primarily include professional fees and third-party costs, and
•Other non-recurring costs, which include one-time expenses incurred. For the three and six months ended June 30, 2022, the balance was primarily related to various integration costs and professional fees associated with the Freedom Transaction and the RideNow transaction, technology implementation, and establishment of the ROF secured loan facility. For the three and six months ended June 30, 2021, the balance was primarily related to litigation expenses.
The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$14,033	$(3,390)	$23,174	$(7,842)
Add back:
Interest expense	13,275	1,921	24,456	3,529
Depreciation and amortization	5,879	632	10,353	1,231
Interest income and miscellaneous income	(249)	—	(249)	—
Income tax provision	4,870	—	7,250	—
EBITDA	37,808	(837)	64,984	(3,082)
Adjustments:
Stock based compensation	2,753	701	4,632	1,727
Transaction costs - RideNow and Freedom	687	860	1,403	1,957
Purchase accounting related	592	—	592	—
Other non-recurring costs	2,479	81	4,176	203
Change in derivative and warrant liabilities	—	2,236	(39)	2,256
Adjusted EBITDA	$44,319	$3,041	$75,748	$3,061
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In 2021, we completed two public offerings that provided net proceeds of $191,000 and obtained the Oaktree Credit Agreement, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. As of June 30, 2022, the Oaktree Credit Agreement provides for up to $120,000, of which $35,500 is available, in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions or working capital purposes.
Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations. In particular, the continuing adverse impacts to macro economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions. Macro economic conditions and the economy in general could be affected by significant national or international events such as a global health crisis (like COVID-19), acts of terrorism, or acts of war. If these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand as well as the availability of credit to finance powersports and vehicle purchases, which could adversely impact our business and results of operations. We will continue to evaluate the nature and extent of macro-economic conditions and the resulting Demand/Supply Imbalances which impact our business and our results of operations and financial condition.
We had the following liquidity resources available as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Cash	$68,182	$48,974
Restricted cash (1)	9,500	3,000
Total cash and restricted cash	77,682	51,974
Availability under short-term revolving facilities	192,363	124,116
Committed liquidity resources available	$270,045	$176,090

(1)	Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and ROF line of credit.
As of June 30, 2022, and December 31, 2021, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $521,134 and $384,585, respectively, summarized in the table below. See Note 4 - Notes Payable and Lines of Credit and Note 5 - Stockholders' Equity to our Condensed Consolidated Financial Statements included above.

	June 30, 2022	December 31, 2021
Asset-Based Financing:
Inventory	$138,986	$97,278
Total asset-based financing	138,986	97,278

Term loan facility	361,978	279,300
Unsecured senior convertible notes	38,750	39,006
Line of credit	13,650	—
PPP and other loans	2,534	4,472
Total debt	555,898	420,056
Less: unamortized discount and debt issuance costs	(34,764)	(35,471)
Total debt, net	$521,134	$384,585

The following table sets forth a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$49,974	$(17,467)
Net cash (used in) investing activities	(69,114)	(1,005)
Net cash provided by financing activities	44,848	42,976
Net increase in cash	$25,708	$24,504
Operating Activities
Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the six months ended June 30, 2022, net cash provided by operating activities was $49,974, an increase of $67,441 compared to net cash used in operating activities of $(17,467) for the six months ended June 30, 2021. The increase in our net cash provided by operating activities was primarily due to a $31,016 increase in our net income, a $15,943 increase in non-cash adjustments, and a $20,482 increase in cash provided by other operating assets.
Investing Activities
Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities increased $68,109 to $69,114 for the six months ended June 30, 2022 compared to $1,005 for the same period in 2021. The increase in our net cash used in investing activities was primarily due to an outflow of $64,188 for the six months ended June 30, 2022 for the Freedom Transaction, an increase of $1,364 in outflows for the purchase of property and equipment, and an increase of $2,557 in outflows for technology development as compared to the same period in 2021.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities increased $1,872 to $44,848 for the six months ended June 30, 2022 compared to net cash provided by financing activities of $42,976 for the same period of 2021. The increase in net cash provided by financing activities for the six months ended June 30, 2022 is primarily attributable to an increase of $84,500 in proceeds from the Oaktree Credit Agreement used to finance the Freedom Transaction, offset by an outflow of $32,791 in repayments of debt and mortgage notes and decreased non-trade floor plan borrowings of $4,770 for the six months ended June 30, 2022 as compared to the same period of 2021.
Off-Balance Sheet Arrangements
As of June 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our 2021 Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 8, 2022 and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses identified in the 2021 Form 10-K were under ongoing remediation and therefore continue to exist, and as such the Company’s disclosure controls and procedures were not effective as of June 30, 2022. The material weaknesses existing in our internal control over financial reporting related to:
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
As set forth below, management has taken and will continue to take steps to remediate the identified material weaknesses. Notwithstanding these material weaknesses, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented.
Management’s Remediation Plan
In response to the material weaknesses discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, which include the following matters that have been completed or are in process:

•In February 2022, we hired a new Chief Financial Officer.
•We have engaged third-party resources to support our internal control testing and remediation efforts and act as subject matter experts, and we intend to bring in additional resources to oversee remediation efforts.
•We have hired a Head of Internal Audit, a senior level position reporting directly to the Audit Committee, to implement and oversee a newly established Internal Audit department.
•We have hired a Vice President of Tax, are in the process of hiring other key accounting and financial reporting positions, including a Director of Financial Reporting, to augment our accounting staff as needed. We believe these additional accounting personnel will enhance our compliance and oversight regarding internal control over financial reporting.
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
Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when all remediation of these material weaknesses will be completed to provide for an effective control environment.
Changes in Internal Control Over Financial Reporting
We are in the process of incorporating the controls and related procedures of the acquired RideNow and Freedom entities. Other than incorporating the controls and procedures of these acquired entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
For a description of our legal proceedings, see Note 2 – Acquisitions to our Condensed Consolidated Financial Statements included above, and incorporated herein by reference.
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

RUMBLEON, INC.

Date: August 9, 2022	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Narinder Sahai
Narinder Sahai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)