Form 10-Q
period 2022-09-30
RumbleOn, Inc.
filed 2022-11-09
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 8, 2022 was 16,143,685 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 8, 2022.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$39,715	$48,974
Restricted cash	9,500	3,000
Accounts receivable, net	35,394	40,166
Inventory	323,832	201,666
Prepaid expense and other current assets	7,079	6,335
Total current assets	415,520	300,141
Property and equipment, net	77,091	21,417
Right-of-use assets	161,171	133,112
Goodwill	266,059	260,922
Intangible assets, net	352,880	302,066
Other assets	31,861	10,091
Total assets	$1,304,582	$1,027,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,266	$57,068
Vehicle floor plan note payable	175,296	97,278
Current portion of lease liabilities	23,324	20,249
Current portion of long-term, convertible debts, and notes payable	3,645	4,476
Total current liabilities	278,531	179,071
Long-term liabilities:
Senior secured note	330,752	253,438
Convertible debt, net	31,185	29,242
Line of credit and notes payable	22,925	150
Operating lease liabilities	126,941	114,687
Deferred tax liabilities	15,147	7,586
Other long-term liabilities	7,494	11,930
Total long-term liabilities	534,444	417,033
Total liabilities	812,975	596,104
Commitments and contingencies (Notes 2, 3, 5, 8, and 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common A stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	0	0
Common B stock, $0.001 par value, 100,000,000 shares authorized, 16,135,190 and 14,882,022 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	16	15
Additional paid-in capital	583,803	550,055
Accumulated deficit	(87,893)	(114,106)
Class B stock in treasury, at cost, 123,089 shares as of September 30, 2022 and December 31, 2021	(4,319)	(4,319)
Total stockholders' equity	491,607	431,645
Total liabilities and stockholders' equity	$1,304,582	$1,027,749
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Vehicles sales
Powersports	$291,491	$83,292	$858,809	$121,307
Automotive	69,974	105,298	296,433	316,655
Parts, service and accessories	62,217	16,075	182,269	16,075
Finance and insurance, net	31,588	6,180	95,906	6,998
Vehicle logistics	15,002	10,369	42,870	32,788
Total revenue	470,272	221,214	1,476,287	493,823

Cost of revenue:
Powersports	241,246	68,295	700,317	97,193
Automotive	68,091	98,773	286,243	293,751
Parts, service and accessories	33,073	8,845	96,473	8,845
Vehicle logistics	11,516	7,914	33,732	25,958
Total cost of revenue	353,926	183,827	1,116,765	425,747

Gross profit	116,346	37,387	359,522	68,076

Selling, general and administrative	96,185	61,507	274,416	93,020
Insurance recovery	—	(3,135)	—	(3,135)
Depreciation and amortization	6,570	1,717	16,923	2,948

Operating income (loss)	13,591	(22,702)	68,183	(24,757)

Interest expense	(12,603)	(4,577)	(37,059)	(8,107)
Other income (expense)	38	—	287	—
Change in derivative liability	—	(6,518)	39	(8,774)
PPP loan forgiveness	2,509	572	2,509	572

Income (loss) before provision for income taxes	3,535	(33,225)	33,959	(41,066)

Income tax provision (benefit)	496	(10,681)	7,746	(10,681)
Net income (loss)	$3,039	$(22,544)	$26,213	$(30,385)

Weighted average number of common shares outstanding - basic	16,020,296	6,939,708	15,859,134	4,178,932
Earnings (loss) per share - basic	$0.19	$(3.25)	$1.65	$(7.27)
Weighted average number of common shares outstanding - diluted	16,067,395	6,939,708	15,922,484	4,178,932
Earnings (loss) per share - diluted	$0.19	$(3.25)	$1.65	$(7.27)
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2022	50,000	$0	15,940,866	$16	$581,197	$(90,932)	123,089	$(4,319)	$485,962
Issuance of common stock for restricted stock units	—	—	194,324	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,606	—	—	—	2,606
Net income	—	—	—	—	—	3,039	—	—	3,039
Balance as of September 30, 2022	50,000	$0	16,135,190	$16	$583,803	$(87,893)	123,089	$(4,319)	$491,607

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	50,000	$0	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	206,896	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,511	—	—	—	26,512
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Escrow shares cancelled in connection with Freedom acquisition	—	—	(2,446)	—	—	—	—	—	—
Net income	—	—	—	—	—	26,213	—	—	26,213
Balance as of September 30, 2022	50,000	$0	16,135,190	$16	$583,803	$(87,893)	123,089	$(4,319)	$491,607

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of June 30, 2021	50,000	$0	3,343,062	$3	$148,181	$(112,222)	—	$—	$35,962
Issuance of common stock for restricted stock units	—	—	775,187	1	(1)	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	5,053,029	5	154,438	—	—	—	154,443
Issuance of common stock in acquisition	—	—	5,833,333	6	200,952	—	—	—	200,958
Stock-based compensation	—	—	—	—	24,730	—	—	—	24,730
Issuance of warrant	—	—	—	—	19,700	—	—	—	19,700
Treasury stock purchases	—	—	(123,089)	—	—	—	123,089	(4,319)	(4,319)
Net loss	—	—	—	—	—	(22,544)	—	—	(22,544)
Balance as of September 30, 2021	50,000	$0	14,881,522	$15	$548,000	$(134,766)	123,089	$(4,319)	$408,930

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2020	50,000	$0	2,191,633	$2	$108,949	$(104,381)	—	$—	$4,570
Issuance of common stock for restricted stock units	—	—	877,618	1	(1)	—	—	—	—
Issuance of common stock, net of issuance cost	—	—	6,102,027	6	191,234	—	—	—	191,240
Issuance of common stock in acquisition	—	—	5,833,333	6	200,952	—	—	—	200,958
Stock-based compensation	—	—	—	—	27,166	—	—	—	27,166
Issuance of warrant	—	—	—	—	19,700	—	—	—	19,700
Treasury stock purchases	—	—	(123,089)	—		—	123,089	(4,319)	(4,319)
Net loss	—	—	—	—	—	(30,385)	—	—	(30,385)
Balance as of September 30, 2021	50,000	$0	14,881,522	$15	$548,000	$(134,766)	123,089	(4,319)	$408,930

See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$26,213	$(30,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,923	2,948
Amortization of debt discount	3,936	2,284
Forgiveness of PPP loan	(2,509)	(572)
Stock based compensation expense	7,237	27,165
(Gain) loss from change in value of derivatives	(39)	8,774
Deferred taxes	3,946	(10,969)
Changes in finance receivable related assets and liabilities:
Proceeds from ROF credit facility for the purchase of consumer finance loans	22,925	—
Originations of finance receivables, net of principal payments received	(23,676)	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	5,964	(6,476)
Inventory	(97,357)	(33,343)
Prepaid expenses and other current assets	(330)	486
Other assets	(3,779)	(3,452)
Other liabilities	(2,471)	1,406
Accounts payable and accrued liabilities	8,927	16,306
Floor plan trade note borrowings	38,746	(3,951)
Net cash provided by (used in) operating activities	4,656	(29,779)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(65,976)	(365,946)
Purchase of property and equipment	(4,334)	(7,613)
Technology development	(6,188)	(1,266)
Net cash used in investing activities	(76,498)	(374,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	84,500	261,451
Repayments of debt and mortgage notes	(34,235)	—
Repayments of (proceeds from) issuance of notes	(2,116)	(7,974)
Increase in borrowings from non-trade floor plans	20,934	27,688
Net proceeds from sale of common stock	—	191,240
Net cash provided by financing activities	69,083	472,405
NET CHANGE IN CASH	(2,759)	67,801
Cash and restricted cash at beginning of period	51,974	3,516
Cash and restricted cash at end of period	$49,215	$71,317
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including RideNow and the Freedom Entities from the dates these businesses were respectively acquired. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted these requirements prospectively in the first quarter of 2022. These accounting standards did not have a material impact on the Company’s financial statements during the nine months ended September 30, 2022.
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
On August 31, 2021, the Company completed its acquisition of RideNow. The Company finalized its accounting for consideration transferred, assets acquired, and liabilities assumed in the third quarter of 2022; all adjustments were recorded within the measurement period, that ended on August 31, 2022.
During the third quarter of 2022, the Company’s third-party valuation of certain assets and liabilities was completed. The Company recorded the following measurement period adjustments to finalize the purchase accounting for RideNow during the third quarter of 2022:
•Identified intangible assets consisting of franchise rights and non-compete agreements were increased by a total of $13,719 attributed to finalizing the valuation reports of such assets.
•Deferred taxes increased by $6,055.
The above adjustments collectively resulted in a corresponding goodwill adjustment (reduction) of $(7,664).
On February 18, 2022, the Company completed its acquisition of the Freedom Entities. Consideration transferred for acquired assets and liabilities assumed has been recorded on a provisional basis as of September 30, 2022. The Company recorded the following measurement period adjustments to the provisional purchase accounting for the Freedom Entities the during the third quarter of 2022:
•Inventory was decreased by $1,079.

•Identified intangible assets consisting of franchise rights and non-compete agreements were decreased by a total of $17,825.
•Accounts payable, accrued expenses, and other current liabilities acquired increased by $1,404.
•Other minimal changes and refinements to identified assets.
The above adjustments collectively resulted in a corresponding goodwill adjustment (reduction) of $20,308.
We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, and expected retention rates. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights, non-competition agreements and other intangible asset amounts so determined represent the fair value at the date of acquisition.

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
On the RideNow Closing Date, the RideNow equity holders received cash consideration of $400,400 and 5,833,333 shares of RumbleOn’s Class B common stock, valued at $200,958 based on the closing price of the Company’s Class B common stock on the RideNow Closing Date. Additionally at closing, the Company paid $1,793 to satisfy certain transaction expenses incurred by RideNow and effectively settled a $1,734 payable from RideNow to RumbleOn arising from vehicle sales from RumbleOn to RideNow in the ordinary course of business prior to the RideNow Closing. The Company also recorded a payable for amounts owed to RideNow equity holders. Cash paid, acquiree transaction expenses paid at closing, and elimination of the preexisting payable from RumbleOn all approximate their fair value due to short-term nature of these items.
The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,443 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,000 pursuant to the Oaktree Credit Agreement entered into on the RideNow Closing Date (as further described in Note 5 - Notes Payable and Lines of Credit). The remaining funds received from these financing transactions were used for working capital purposes. Also see Note 12 – Subsequent Events.
The following table summarizes the final components of consideration transferred by the Company for the RideNow Transaction:

Cash	$400,400
Class B common stock	200,958
Acquiree transaction expenses paid by the Company at closing	1,793
Elimination of preexisting payable from RideNow to RumbleOn	1,734
Total purchase price consideration	$604,885

RideNow Estimated Fair Value of Assets and Liabilities Assumed
All of RideNow’s acquired assets and liabilities, including goodwill recognized as a result of the RideNow Transaction, have been included in the Company’s Powersports reporting segment, as the RideNow business is entirely within the Company’s Powersports segment.
The Company finalized its valuation of assets acquired, including intangible assets, and has recorded appropriate adjustments to the purchase price allocation during the measurement period. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.
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
The following amounts represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed as a result of the RideNow Transaction.

Estimated fair value of assets:
Cash	$34,436
Contracts in transit	10,878
Accounts receivable	10,142
Inventory	127,080
Prepaid expenses	1,785
Right-of-use assets	22,912
Right-of-use assets - related parties	124,243
Property & equipment	18,707
Franchise rights	296,542
Other intangible assets, net	21,558
Other assets	92
Total assets acquired	$668,375
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$39,883
Notes payable - floor plan	47,161
Lease liabilities	22,912
Lease liabilities - related parties	106,966
Notes payable	4,382
Notes payable - related parties	2,167
Deferred tax liabilities	41,484
Other long-term liabilities	6,210
Total liabilities assumed	271,165
Total net assets acquired	397,210
Goodwill	207,675
Total purchase price consideration	$604,885

The Company assumed two promissory notes with aggregate principal and accrued interest of $2,200 as of the RideNow Closing Date due to entities controlled by former directors and executive officers of the Company. Amounts due under these notes have been paid in full as of September 30, 2022.
The Company expects it will be able to amortize, for tax purposes, $105,000 of goodwill.
Freedom Transaction
On November 8, 2021, RumbleOn entered into a Membership Interest Purchase Agreement to acquire 100% of the equity interests of the Freedom Entities, and completed the acquisition (the “Freedom Transaction”) on the Freedom Closing Date. The Freedom Entities own and operate powersports retail dealerships, including associated real estate, involving sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side-by-sides, sport bikes, cruisers, watercraft, and other powersports vehicles.
We accounted for the Freedom Transaction as a business combination under ASC 805, Business Combinations. Under the terms of the Membership Interest Purchase Agreement, all outstanding equity interests of the Freedom Entities were acquired for total provisional consideration of $97,237, consisting of $70,726 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and issuance of 1,048,718 shares of Class B common stock with a value of $26,511 on the Freedom Closing Date. On June 22, 2022, 2,446 shares of Class B common stock held in escrow were cancelled as part of the final purchase price adjustment.
The following table summarizes the provisional consideration transferred by the Company for the Freedom Transaction:

Cash	$70,569
Class B common stock	26,511
Acquiree transaction expenses paid by the Company at closing	157
Total provisional purchase price consideration	$97,237
The table below represents, as of September 30, 2022, the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed from the Freedom Entities, and as such, it remains subject to finalization. The Company is required to finalize the purchase price allocation no later than February 18, 2023, and until such time, there may be material changes to the provisional values below, including changes to: (1) inventories and deferred revenues; (2) property and equipment; (3) right-of-use assets and lease liabilities; (4) deferred tax liabilities, net; (5) allocations to intangible assets as well as goodwill; and (6) other assets and liabilities. All acquired assets and liabilities, including provisional goodwill, recognized as a result of the Freedom Transaction have been included in the Company’s Powersports reporting segment.

Estimated fair value of assets:
Cash	$6,381
Contracts in transit	1,170
Accounts receivable	1,089
Inventory	24,809
Prepaid expenses	214
Property & equipment	50,228
Right-of-use assets	2,876
Other intangible assets	2,167
Franchise rights	39,661
Other assets	79
Total assets acquired	$128,674
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$5,407
Notes payable - floor plan	18,337
Lease liabilities	2,002
Deferred revenues	3,495
Mortgage notes	26,809
Notes payable	4,693
Total liabilities assumed	60,743
Total net assets acquired	67,931
Goodwill	29,306
Total provisional purchase price consideration	$97,237
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
The Company expects it will be able to amortize, for tax purposes, $29,306 of goodwill.
The results of operations of the Freedom Entities from the Freedom Closing Date forward are included in the accompanying Condensed Consolidated Financial Statements and include revenues of $159,645 and pre-tax earnings of $19,896 for the nine months ended September 30, 2022. Acquisition related costs of $1,263 were incurred for the nine months ended September 30, 2022 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.
Pro Forma Information for Acquisitions
The following unaudited pro forma financial information presents consolidated information of the Company as if the RideNow Transaction and Freedom Transaction were completed at December 31, 2020.

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Pro forma revenue	$1,501,117	$1,319,726
Pro forma net income	$26,416	$31,530
Earnings per share-basic	$1.67	$1.99
Weighted average number of shares-basic	15,859,162	15,859,162
Earnings per share diluted	$1.66	$1.98
Weighted average number of shares diluted	15,922,513	15,922,513

NOTE 3 – LEASES
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	September 30, 2022	December 31, 2021
Assets:
Operating	Right of use assets	$161,171	$133,112
Finance	Property and equipment, net	—	3,240
Total right-of-use assets		$161,171	$136,352

Liabilities:
Current:
Operating	Current portion of lease liabilities	$23,324	$19,155
Finance	Current portion of lease liabilities	—	1,094
Non-Current:
Operating	Long-term portion of operating lease liabilities	126,941	114,687
Finance	Other long-term liabilities	—	2,869
Total lease liabilities		$150,265	$137,805
The weighted-average remaining lease term and discount rate for the Company's operating and financing leases are as follows:

September 30, 2022
Weighted average lease term-operating leases	14.8 years
Weighted average discount rate-operating leases	14.0%
The following table provides information related to the lease costs of finance and operating leases for three months and nine months ended September 30, 2022 and 2021:

Lease Expense	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Operating	Selling, general and administrative expenses	$7,894	$2,364	$22,961	$3,544

Finance:
Amortization of ROU assets	Depreciation and amortization expense	—	170	—	170
Interest on lease liabilities	Interest expense	—	511	—	511
Total lease costs		$7,894	$3,045	$22,961	$4,225

In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at September 30, 2022:

Leases	Classification	September 30, 2022
Assets:
Operating	Right of use assets – related party	$104,368
Operating	All other right of use assets	56,803
Total right-of-use assets		$161,171

Liabilities:
Current:
Operating	Current portion of lease liabilities – related party	$14,465
Operating	Current portion of lease liabilities – all other leases	8,859
Total current liabilities		$23,324
Non-Current:
Operating	Long-term portion of lease liabilities – related party	92,848
Operating	Long-term portion of lease liabilities – all other leases	34,093
Total non-current liabilities		$126,941
Total lease liabilities		$150,265
Supplemental cash flow information related to operating leases for the nine months ended September 30, 2022 was as follows:

Nine Months Ended September 30, 2022
Cash payments for operating leases	$18,643
ROU assets obtained in exchange for new operating lease liabilities	$15,912
The following table summarizes the future minimum payments for operating leases at September 30, 2022 due in each year ending December 31:

Year	Operating Leases
2022	$6,726
2023	27,125
2024	26,598
2025	25,012
2026	23,639
Thereafter	290,066
Total lease payments	399,166
Less: imputed interest	248,901
Present value of operating lease liabilities	$150,265
NOTE 4 –INTANGIBLE ASSETS AND GOODWILL
The carrying amount of goodwill, franchise rights, and other intangible assets as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
Goodwill	$266,059	$260,922

Other Intangible Assets
Franchise rights - indefinite life	$339,071	$282,350
Other intangibles - definite lived	23,750	22,175
	362,821	304,525
Less accumulated amortization	9,941	2,459
Intangible assets, net	$352,880	$302,066
The following summarizes the changes in the carrying amount of goodwill by reportable segment from December 31, 2021 to September 30, 2022.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2021	$234,035	$26,039	$848	$260,922
RideNow purchase price adjustments	(24,193)	—	—	(24,193)
Freedom Powersports Transaction	29,330	—	—	29,330
Balance at September 30, 2022	$239,172	$26,039	$848	$266,059
In addition to annual impairment testing, the Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its goodwill, indefinite lived intangible assets, finite lived intangible assets, and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the quarter ended September 30, 2022, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of September 30, 2022. The Company will continue to monitor both macroeconomic and company-specific events and circumstances in future periods and if a triggering event is identified prior to the Company’s fourth quarter annual impairment test, management will complete an interim impairment test at that time.
During the fourth quarter of 2022, we changed the date of our annual impairment test for goodwill and indefinite-lived intangible assets from December 31st to October 1st. This voluntary change was made to better align the timing of the assessment with the Company’s planning and forecasting process that now incorporates the operations of the Freedom Entities and RideNow that were acquired in 2022 and 2021, respectively, and to give the Company additional time to complete the annual assessment in advance of year-end reporting. We believe this change in accounting principle measurement date is preferable under the circumstances. The Company has commenced its annual impairment process as of October 1, 2022, which includes engaging a third party valuation specialist to assist in determining the fair value of the Company’s reporting units. The Company’s annual impairment analysis as of October 1 is incomplete at this time, and management expects to finalize this assessment in the fourth quarter.
Estimated annual amortization expense related to other intangibles:

2022	$2,341
2023	7,908
2024	3,436
2025	99
Thereafter	—
$13,784

NOTE 5 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Term Loan Credit Agreement maturing on August 31, 2026. Amortization payments are required quarterly. The interest rate at September 30, 2022 was 10.77%.	$334,397	$253,438
RumbleOn Finance line of credit dated February 4, 2022 and maturing on February 4, 2025. Interest rate at September 30, 2022 was 8.09%.	22,925	—
PPP Loans maturing on April 1, 2025. Balance was forgiven during the quarter ended September 30, 2022.	—	2,534
Unsecured note payable to P&D Motorcycles.	—	1,031
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by former two directors of the Company.	—	907
Total notes payable and lines of credit	357,322	257,910
Less: Current portion	3,645	4,322
Long-term portion	$353,677	$253,588
Floor plan notes payable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Floor plans notes payable - trade	$53,865	$15,119
Floor plans notes payable - non-trade	121,431	82,159
Floor plan notes payable	$175,296	$97,278
Term Loan Credit Agreement
On the RideNow Closing Date, the Company entered into a new Term Loan Credit Agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility were used to consummate the RideNow Transaction and to provide for working capital. The proceeds from the Delayed Draw Term Loans Facility, if drawn, will be used to finance acquisitions permitted by the Oaktree Credit Agreement and similar investments or “earn-outs” entered into in connection with acquisitions and to pay fees and expenses relating thereto. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and become available six (6) months after the RideNow Closing Date and are unavailable to be drawn after the eighteen (18) month anniversary of the RideNow Closing Date. The Oaktree Credit Agreement also provides for incremental draws for up to an additional $100,000 in accordance with the terms set forth in the Oaktree Credit Agreement, which may be used for acquisitions or working capital. The loan is reported on the balance sheet as senior secured debt, net of debt discount and debt issuance costs of $26,669, including the fair value of stock warrants of $10,950. Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on September 30, 2022, was 10.77%. Interest expense for the three and nine months ended September 30, 2022 and 2021 were $9,605 and $29,305, and $2,666 and $2,666, respectively, which included amortization of $596 and $4,388, and $509 and $509, respectively, related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that Secured Overnight Financing Rate ("SOFR") may be selected as the alternative benchmark rate, this has not been determined as of September 30, 2022. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of September 30, 2022.

Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly-owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued a warrant to purchase $40,000 of shares at an exercise price of $33.00 per share of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). The exercise price was adjusted during the third quarter to $31.50 and the expiration date was extended to July 25, 2023. The initial Warrant liability and deferred financing charge recognized was $10,950. The Warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was reflected in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. For the three months ended June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Warrant was considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital and the $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
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
On August 31, 2021, Wholesale, Inc. entered into a Floorplan Line with AFC (the “AFC Credit Line”) to replace an existing line of credit. Advances under the AFC Credit Line are limited to $29,000 as of September 30, 2022. Interest expense on the Wholesale Floorplan Lines for the three and nine months ended September 30, 2022 and 2021 were $275 and $1,032, $325 and $969, respectively. The balance of the AFC Credit Line as of September 30, 2022 and 2021 was $20,508 and $28,336, respectively.
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
ROF SPV may prepay the full principal balance of the loan and all other obligations and terminate the loan agreement at any time after 24 months following the closing date (the “Revolving Period”), so long as, ROF SPV provides 30 days written notice. Additionally, ROF SPV may prepay the loan in certain circumstances where a loan portfolio is sold, so long as a 1% fee is paid to the lenders. ROF SPV has drawn $22,925 on the secured loan facility as of September 30, 2022.
PPP Loans
On May 1, 2020, the Company entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection

Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). The balance of the PPP loans was forgiven by the SBA during the quarter ended September 30, 2022.
Derivative Liability
In connection with the convertible senior notes issued on January 10, 2020 (the “New Notes”), a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, and estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.
The change in value of the derivative liability for the three and nine months ended September 30, 2022 and 2021 were $0 and $39, and $(6,518) and $(8,774), respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of September 30, 2022 and December 31, 2021 was $26 and $66, respectively.
NOTE 6 – STOCKHOLDER EQUITY
Share-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) allowing for the issuance of restricted stock units ("RSUs"), stock options, and other equity awards (collectively “Awards”). As of September 30, 2022, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. In connection with, and on the same day as the closing of the RideNow Transaction, the Company accelerated the vesting of and waived any market-based vesting hurdles for all then outstanding RSU awards, and waived any market-based share price. This waiver was accounted for as a modification of the awards, with the fair value of the respective awards remeasured as of RideNow Closing Date. The cost of the acceleration of these RSU awards and other stock issuances of $23,943 was included in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2021.
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
The following table reflects the stock-based compensation for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted Stock Units	$2,605	$24,722	$7,237	$27,142
Stock Options	—	8	—	23
Total stock-based compensation	$2,605	$24,730	$7,237	$27,165
As of September 30, 2022, there was 812,386 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $19,120, which the Company expects to recognize over a weighted-average period of approximately 15 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.
Security Offering
As part of the Freedom Transaction, the Company issued to Freedom's security holders 1,048,718 shares of RumbleOn Class B common stock totaling $26,511.
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued the Warrant to purchase $40,000 of shares of Class B common stock. The initial warrant liability and deferred financing charge recognized was $10,950 with the warrant liability subject to remeasurement at each balance sheet date and any change in fair value recognized in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. There was no gain or loss recorded related to the Warrant liability during the three months ended March 31, 2021 as there was no significant changes in the fair value between March 15, 2021 and March 31, 2021. For the three months ended

June 30, 2021, the fair value of the warrant liability was increased $2,224 to $13,174. On August 31, 2021, the fair value of the warrant liability was increased $6,526 to $19,700. Upon closing of the RideNow Transaction, the Warrant was considered equity linked contracts indexed to RumbleOn’s stock and therefore met the equity classification guidance under ASC 815-40. As a result, the $19,700 was reclassified to additional paid-in-capital and the $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement.
NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$36,021	$3,553
Fair value of 1,048,718 Class B common stock issued in the Freedom Transaction	$26,511	$—
The following table shows the cash and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$39,715	$48,974
Restricted cash (1)	9,500	3,000
Total cash, cash equivalents, and restricted cash	$49,215	$51,974
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and ROF line of credit.
NOTE 8 – INCOME TAXES
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 14.0% and 22.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was 32.1% and 26.0%, respectively. The difference between the U.S. federal income tax rate of 21.0% and RumbleOn’s overall income tax rate for the three and nine months ended September 30, 2022 was primarily due to income tax benefit from non-taxable PPP loan forgiveness, offset by income tax expense on non-deductible expenses and state income taxes.
The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months ended September 30, 2021 was primarily due to the release of the Company's valuation allowance against its deferred tax assets recorded during the quarter ended September 30, 2021.
NOTE 9– EARNINGS PER SHARE
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
For purposes of this calculation, warrants to purchase 1,212,121 shares of Class B common stock having an exercise price of $31.50 per share are considered common stock equivalents which are antidilutive at September 30, 2022. Unvested RSUs have been included in the calculation of diluted earnings per share attributable to common stockholders to the extent the shares would be dilutive. Additionally, the Company’s senior unsecured convertible notes were antidilutive for the period ended September 30, 2022.
The weighted average number of shares outstanding for the nine months ended September 30, 2022 were 50,000, 15,809,134 and 0, respectively of Class A Common Stock, Class B Common Stock, and Series B Preferred Stock.

NOTE 10 – RELATED PARTY TRANSACTIONS
Promissory Notes
In connection with the acquisition of RideNow, the Company assumed two promissory notes totaling principal and accrued interest of $2,200 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes have been paid in full as of September 30, 2022.
August 2021 Offering
Denmar Dixon, a director of the Company, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties. Each such lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by a former director and executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. The fair value of the right-of-use assets and lease liabilities arising from the RideNow leases are included in the Condensed Consolidated Balance Sheet at September 30, 2022 and disclosed in Note 3 - Leases.
RideNow Reinsurance Products
The Company sells extended service contracts, prepaid maintenance, GAP insurance, theft protection and tire and wheel products on vehicles sold to customers. Affiliate reinsurance companies previously controlled by and owned primarily by former directors and executives officers of the Company participated in the profits of these products sold through the RideNow locations. The total amount paid by the Company to these affiliated companies totaled approximately $139 during the nine months ended September 30, 2022. The related party relationship ended February 1, 2022.
Payments to RideNow Management, LLLP
The Company made $2 and $233 in payments to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers during the three and nine months ended September 30, 2022.
Beach Agreement
On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”) from former directors and executive officers of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528, and cash paid was approximately $5,368.
Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a director of the Company that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services. The Company has made cash payments totaling $3,600 for the license during the nine months ended September 30, 2022. The Company pays, on monthly basis since the agreement was signed, $30 for the support and maintenance services. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party.
NOTE 11 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. We have determined that we have reporting units and three reportable segments as defined in generally accepted accounting principles for segment reporting: (1) Powersports, (2) Automotive, and (3) Vehicle Logistics. Our Powersports segment offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and other powersports products, parts, apparel, and accessories, and related finance and insurance products. Our Automotive segment purchases vehicles from dealers or others and sells them through wholesale channels. Our Vehicle Logistics segment brokers nationwide automotive transportation services between dealerships and auctions.

    The following table summarizes revenue, operating income (loss), depreciation and amortization and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Three Months Ended September 30, 2022
Total assets	$2,104,086	$41,144	$19,277	$(859,925)	$1,304,582
Revenue	$385,341	$69,994	$15,526	$(589)	$470,272
Operating income (loss)	$12,734	$(476)	$1,398	$(65)	$13,591
Depreciation and amortization	$6,543	$17	$10	$—	$6,570
Interest expense	$(12,209)	$(394)	$—	$—	$(12,603)

Three Months Ended September 30, 2021
Total assets	$1,189,868	$443,084	$14,210	$(635,310)	$1,011,852
Revenue	$105,547	$105,298	$11,597	$(1,228)	$221,214
Operating income (loss)	$(27,524)	$3,835	$987	$—	$(22,702)
Depreciation and amortization	$1,684	$23	$10	$—	$1,717
Interest expense	$(4,073)	$(503)	$(1)	$—	$(4,577)
Change in derivative liability	$(6,518)	$—	$—	$—	$(6,518)

Nine Months Ended September 30, 2022
Total assets	$2,104,086	$41,144	$19,277	$(859,925)	$1,304,582
Revenue	$1,136,972	$296,510	$45,774	$(2,969)	$1,476,287
Operating income	$64,322	$90	$3,746	$25	$68,183
Depreciation and amortization	$16,842	$51	$30	$—	$16,923
Interest expense	$(35,621)	$(1,437)	$(1)	$—	$(37,059)
Change in derivative liability	$39	$—	$—	$—	$39

Nine Months Ended September 30, 2021
Total assets	$1,189,868	$443,084	$14,210	$(635,310)	$1,011,852
Revenue	$144,380	$316,655	$36,145	$(3,357)	$493,823
Operating income (loss)	$(35,604)	$8,234	$2,613	$—	$(24,757)
Depreciation and amortization	$2,855	$76	$17	$—	$2,948
Interest expense	$(6,651)	$(1,451)	$(5)	$—	$(8,107)
Change in derivative liability	$(8,774)	$—	$—	$—	$(8,774)
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
NOTE 12 – SUBSEQUENT EVENTS
Used Powersports Inventory Financing Credit Facility with J.P. Morgan
On October 26, 2022, the Company entered into a $75,000 used powersports inventory financing credit facility with J.P. Morgan.
Strategic Alternatives for Automotive Segment
On November 2, 2022, the Board of Directors reached a decision to explore strategic alternatives for the Company's automotive segment. The Company intends to continue operating the automotive segment while the review is ongoing, and does not have an estimate on the impact of a potential transaction or divestiture on future results.

Global Settlement with Former RideNow Owners
On November 8, 2022, the Company reached a comprehensive global and binding settlement agreement with former primary RideNow owners. The settlement agreement resolves all claims currently pending before the Delaware Chancery Court, releases certain potential and future claims between the parties, and results in no incremental consideration exchanging hands.

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
Overview
RumbleOn is the nation’s first technology-based Omnichannel marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, broad footprint of physical locations, and full-line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, while making the transition between the two seamless.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of 55+ company-owned retail locations as of September 30, 2022, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
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

RumbleOn leverages technology and data to streamline operations, improve profitability, and drive lifetime engagement by offering a best-in-class customer experience with unmatched Omnichannel capabilities. Our Omnichannel platform offers consumers the fastest, easiest, and most transparent transactions available in powersports. RumbleOn customers have access to the most comprehensive powersports vehicle offerings, including the ability to buy, sell, trade, and finance online, in store at any of our bricks-and-mortar locations, or both. RumbleOn offers financing solutions for consumers, trusted physical retail and service locations, online or in-store instant cash offers, and access to pre-owned inventory. We also offer apparel, parts, service, and accessories. In addition to our powersports operations, we operate in complementary businesses including the brokerage of vehicle transportation and the wholesale distribution automotive business.
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
We continue to implement a fulfillment system designed to optimize inventory replenishment and make the right powersports units available in the right quantities at the right locations for the right price. This centralization of inventory will launch company-wide access to all company-owned inventory rather than only the inventory available at one particular location. This access will increase the probability that our customers can find their desired powersports unit on our platform, thereby enhancing the customer experience while eliminating geographic boundaries. With digital inventory integration and over 60 individual websites that share content, RumbleOn will be top-of-mind for powersports searches. All of the technology infrastructure required is under development and will continue through 2022 and beyond.
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
In order to truly maximize the customer experience, we are investing to build the technology engine across the organization. Our Cash Offer Tool is supplying proprietary data on hundreds of thousands of unique Vehicle Identification Number (VIN) inputs, in addition to actual retail sales and transaction data from RideNow and Freedom Powersports' databases. Marrying this data creates a data-driven "market maker" that does not exist in the industry today. Integrating real-time pricing and sales data from in-store transactions will also enable us to further optimize offers and pricing.
Beyond innovative technology and inventory integration, our 55+ retail locations will augment the online experience to offer a simple, friction-free customer experience. A key component to transforming the customer experience to support our growth strategy is enhancing the in-store experience and we are strategically expanding our retail footprint.
KEY OPERATING METRICS
We regularly review a number of key operating metrics to evaluate our segments, measure our progress, and make operating decisions. Our key operating metrics reflect what we believe will be the primary drivers of our business, including increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers. Our key operating metrics also enhance management’s ability to translate this information into sales through multiple sales channels. Please note that results of RideNow and the Freedom Entities before to the respective acquisition dates are not reflected in the presentation below. The acquired entities have certain lines of business, including new vehicle sales, material finance and insurance revenue, and parts and service revenue, that RumbleOn did not have before the RideNow and Freedom transactions. As such all increases in these line items are exclusively the result of the acquisition's and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the new business (the “Acquisition Effect”).
Powersports and Automotive Segments
Revenue
Revenue is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions, or inventory availability. The number of vehicles sold through any given channel may vary from period to period. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us as well as their ability to manufacture and distribute a sufficient number of vehicles given the current environment of manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges (collectively, the “Demand/Supply Imbalances”). Used inventory is acquired directly from consumers via our online Cash Offer Tool or consumer trade-in transactions. Subject to the Demand/Supply Imbalances, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to remain elevated, both in units and in revenue per vehicle, over the next several quarters as manufacturers remain impacted by production and supply chain challenges. Given our proven ability to source used vehicle supply via our Cash Offer Tool, we expect to efficiently source and scale our addressable markets as we continue to utilize a combination of brand building and direct response channels. We are comfortable in this market given our proven ability to use the internet and other channels to efficiently source vehicles from consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, floorplan financing fees, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessory. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, OEM pricing changes, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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
Total Gross Profit per Unit
Total gross profit per unit is the aggregate gross profit of the Company in a given period, divided by retail units sold in that period. This includes gross profit generated from the sale of the new and used vehicles, income related to the origination of loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from wholesale sales of vehicles.
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
Results of Operations
Three and Nine months ended September 30, 2022 Compared to September 30, 2021
Total Company Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Financial Overview
Revenue
Powersports	$291,491	$83,292	$208,199	$858,809	$121,307	$737,502
Automotive	69,974	105,298	(35,324)	296,433	316,655	(20,222)
Parts, service, accessories	62,217	16,075	46,142	182,269	16,075	166,194
Finance and insurance, net	31,588	6,180	25,408	95,906	6,998	88,908
Vehicle Logistics	15,002	10,369	4,633	42,870	32,788	10,082
Total revenue	$470,272	$221,214	$249,058	$1,476,287	$493,823	$982,464
Gross Profit
Powersports	$50,246	$14,997	$35,249	$158,491	$24,114	$134,377
Automotive	1,883	6,525	(4,642)	10,190	22,905	(12,715)
Vehicle Logistics	3,486	2,455	1,031	9,139	6,829	2,310
Parts, service, accessories	29,143	7,230	21,913	85,794	7,230	78,564
Finance and insurance	31,588	6,180	25,408	95,906	6,998	88,908
Total Gross Profit	$116,346	$37,387	$78,959	$359,520	$68,076	$291,444
Total Operating Expenses	$102,755	$63,224	$39,531	$291,339	$95,968	$195,371
Operating Income (Loss)	$13,591	$(22,702)	$36,293	$68,183	$(24,757)	$92,940
Net Income (Loss)	$3,039	$(22,544)	$25,583	$26,213	$(30,385)	$56,598
Adjusted EBITDA (1)	$25,669	$3,616	$22,053	$101,416	$6,679	$94,737
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

Powersports Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Revenue
New retail vehicles	$177,560	$42,943	$134,617	$523,817	$42,943	$480,874
Used vehicles:
Used retail vehicles	108,208	19,926	88,282	319,605	19,926	299,679
Used wholesale vehicles	5,724	20,423	(14,699)	15,387	58,438	(43,051)
Total used vehicles	113,932	40,349	73,583	334,992	78,364	256,628
Finance and insurance, net	31,653	6,180	25,473	95,971	6,998	88,973
Parts, service, accessories	62,216	16,075	46,141	182,268	16,075	166,193
Total revenue	$385,361	$105,547	$279,814	$1,137,048	$144,380	$992,668

Gross Profit
New retail vehicles	$32,071	$8,146	$23,925	$100,549	$8,146	$92,403
Used vehicles:
Used retail vehicles	18,691	3,139	15,552	57,538	3,139	54,399
Used wholesale vehicles	(588)	3,712	(4,300)	304	12,829	(12,525)
Total used vehicles	18,103	6,851	11,252	57,842	15,968	41,874
Finance and insurance	31,653	6,180	25,473	95,971	6,998	88,973
Parts, service, accessories	29,143	7,230	21,913	85,794	7,230	78,564
Total gross profit	$110,970	$28,407	$82,563	$340,156	$38,342	$301,814

Vehicle Unit Sales
New retail vehicles	9,973	2,485	7,488	31,016	2,485	28,531
Used vehicles:
Used retail vehicles	7,508	1,336	6,172	22,228	1,336	20,892
Used wholesale vehicles	912	1,669	(757)	2,619	5,086	(2,467)
Total used vehicles	8,420	3,005	5,415	24,847	6,422	18,425
Total vehicles sold	18,393	5,490	12,903	55,863	8,907	46,956

Revenue per vehicle
New retail vehicles	$17,804	$17,281	$523	$16,889	$17,281	$(392)
Used vehicles:
Used retail vehicles	14,412	14,915	(503)	14,378	14,915	(537)
Used wholesale vehicles	6,276	12,239	(5,963)	5,875	11,491	(5,616)
Total used vehicles	13,531	13,429	102	13,482	12,203	1,279
Finance and insurance, net	1,811	1,617	194	1,802	1,831	(29)
Parts, service, accessories	3,559	4,207	(648)	3,423	4,207	(784)
Total revenue per retail vehicle	$22,045	$27,623	$(5,578)	$21,355	$37,786	$(16,431)

Gross Profit per vehicle
New vehicles	$3,216	$3,278	$(62)	$3,242	$3,278	$(36)
Used vehicles	$2,150	$2,280	$(130)	$2,328	$2,487	$(159)
Finance and insurance, net	$1,811	$1,617	$194	$1,802	$1,831	$(29)
Parts, service, accessories	$1,667	$1,892	$(225)	$1,611	$1,892	$(281)
Total gross profit per retail vehicle (1)	$4,681	$5,542	$(861)	$4,777	$8,142	$(3,365)
(1) Calculated as total gross profit attributable to powersports vehicles sold, inclusive of finance & insurance, net and exclusive of parts, service, accessories, and merchandise divided by retail powersports units sold.

Revenue
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Powersports revenue increased by $279,814 and $992,668 to $385,361 and $1,137,048 for the three and nine months ended September 30, 2022 compared to $105,547 and $144,380 for the same periods in 2021. The Acquisition Effect specific to new and used vehicles, F&I and PSA revenue accounted for approximately $222,899, $25,473, and $46,141, respectively, of the increase for the three months ended September 30, 2022, and accounted for approximately $780,553, $88,973, and $166,193, respectively, of the increase for the nine months ended September 30, 2022. The increases in both periods were partially offset by decreases of $(14,699) and $(43,051) in wholesale powersports vehicle revenue for the three and nine months ended September 30, 2022 compared to the same periods in 2021, as the Company was now able to sell used vehicles via the more profitable RideNow and Freedom retail channels. The total number of vehicles sold increased by 12,903 and 46,956 to 18,393 and 55,863 for the three and nine months ended September 30, 2022, as compared to 5,490 and 8,907 for the same periods in 2021. Overall, the average revenue per retail vehicle sold was $22,045 and $21,355, respectively, for the three and nine months ended September 30, 2022. We believe this is a relatively high number given historical trends for these businesses and we attribute that to a combination of (i) product mix, with in demand vehicles like UTVs and side-by-sides commanding higher prices, supplemented by (ii) elevated pricing of both new and used vehicles given the Demand / Supply Imbalance. We anticipate that unit purchasing levels and sales will continue to grow as we increase penetration in existing markets, build out fulfillment centers and acquire new dealers.
Gross Profit
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Powersports gross profit increased by $82,563 and $301,814 to $110,970 and $340,156 for the three and nine months ended September 30, 2022 compared to $28,407 and $38,342 for the same periods in 2021. The increase in gross profit was primarily due to the Acquisition Effect which accounted for $86,863 and $314,339 of the increase for the three and nine months ended September 30, 2022, partially offset by lower gross profit in the Company’s legacy direct to consumer and wholesale business of $(4,300) and $(12,525) for the three and nine months ended September 30, 2022. Other contributing factors to the overall increase in gross profit include a more favorable product mix of vehicle sales, and a strong demand which resulted in elevated pricing during the three and nine months ended September 30, 2022. Retail vehicle sales accounted for approximately $39,477 and $146,802 of the increase, PSA accounted for approximately $21,913 and $78,564 of the increase, and F&I accounted for approximately $25,473 and $88,973 of the increase during the three and nine months ended September 30, 2022.
Gross profit per retail vehicle sold decreased by $861 and $3,365 to $4,681 and $4,777 for the three and nine months ended September 30, 2022, as compared to $5,542 and $8,142 for the same periods in 2021. The decreases as compared to the same periods in 2021 are primarily attributable to the mix of vehicles sold through retail and wholesale channels, which was significantly skewed towards retail for the three and nine months ended September 30, 2022 as compared to wholesale channels during the same periods in 2021. Prior to the RideNow Transaction and Freedom Transaction, the Company primarily sold vehicles through wholesale channels. The RideNow Transaction occurred during the three months ended September 30, 2021 and the Freedom Transaction occurred during the first quarter of 2022, and as a result, the calculation of gross profit per retail vehicle sold reflects lower gross profit from wholesale channels and higher retail units sold for the three and nine months ended September 30, 2022 as compared to the same periods in 2021.
Automotive Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	YoY Change	2022	2021	YoY Change
Revenue	$69,974	$105,298	$(35,324)	$296,433	$316,655	$(20,222)
Gross Profit (1)	$1,883	$6,525	$(4,642)	$10,052	$22,905	$(12,853)
Vehicles sold	1,515	3,028	(1,513)	6,755	8,822	(2,067)
Revenue per vehicle	$46,188	$34,775	$11,413	$43,884	$35,894	$7,990
Gross Profit per vehicle	$1,243	$2,155	$(912)	$1,488	$2,596	$(1,108)
(1) Total Gross Profit per vehicle retailed is calculated by dividing the sum of new vehicle, used vehicle, and finance and insurance gross profit by total vehicle unit sales.

Revenue
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Automotive revenue decreased by $35,324 to $69,974 for the three months ended September 30, 2022 compared to $105,298 for the same period in 2021, and decreased by $(20,222) to $296,433 for the nine months ended September 30, 2022 compared to $316,655 for the same period in 2021. The decrease in automotive revenue was primarily due to a decrease in vehicles sold of 1,513 and 2,067 as compared to the same periods in 2021; partially offset by increases in revenue per vehicle of $11,413 and $7,990 for the three and nine months ended September 30, 2022. The Company made a strategic decision to purchase fewer automotive units during the three and nine months ended September 30, 2022, due to concerns about the market and high wholesale costs as compared to historical levels.
Gross Profit
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Automotive gross profit decreased by $4,642 and $12,853 to $1,883 and $10,052 for the three and nine months ended September 30, 2022 compared to $6,525 and $22,905 for the same periods in 2021. The decreases were attributable to decreased gross profit per vehicle of $912 and $1,108 to $1,243 and $1,488 for the three and nine months ended September 30, 2022 compared to $2,155 and $2,596 for the same periods in 2021 and a decrease in vehicles sold of 1,513 and 2,067 as compared to the same periods in 2021.
Vehicle Logistics Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	YoY Change	2022	2021	YoY Change

Revenue (1)	$15,527	$11,597	$3,930	$45,774	$36,145	$9,629
Gross Profit	$3,557	$2,455	$1,102	$9,377	$6,829	$2,548
Vehicles transported	23,992	20,284	3,708	71,295	62,693	8,602
Revenue per vehicle transported	$647	$572	$75	$642	$577	$65
Gross Profit per vehicle transported	$148	$121	$27	$132	$109	$23
(1) Before intercompany freight services provided to Wholesale of $524 and $2,904, and $1,228 and $3,357 respectively for the three and nine months ended September 30, 2022 and 2021 are eliminated in the Condensed Consolidated Financial Statements.
Revenue
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Vehicle Logistics revenue increased by $3,930 and $9,629 to $15,527 and $45,774 for the three and nine months ended September 30, 2022 compared to $11,597 and $36,145 for the same periods in 2021. The increase in total revenue for the three and nine months ended September 30, 2022 resulted from increases of approximately 18.3% and 13.7% in the number of vehicles transported to 23,992 and 71,295 vehicles as compared to 20,284 and 62,693 vehicles for the same periods of 2021. Additionally, revenue per vehicle transported for the three and nine months ended September 30, 2022 increased by approximately 13.1% and 11.3% to $647 and $642 as compared to $572 and $577 for the same periods in 2021.
Gross Profit
Three and Nine months ended September 30, 2022 Compared to September 30, 2021. Total Vehicle Logistics gross profit for the three months ended September 30, 2022 increased by $1,102 and $2,548 to $3,557 and $9,377, or $148 and $132 per vehicle transported, as compared to $2,455 and $6,829, or $121 and $109 per vehicle transported, for the same periods in 2021. The increased gross profit was attributed to increases to the number of vehicles transported and revenue earned per vehicle for the three and nine months ended September 30, 2022 as compared to the same periods in 2021.

Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advertising, marketing and selling	$8,852	$4,241	$25,054	$7,799
Compensation and related costs	56,291	15,104	162,271	26,983
Facilities	11,645	3,399	33,469	4,774
General and administrative	16,320	16,570	44,315	28,008
Stock based compensation	2,605	21,507	7,237	23,943
Technology development and software	472	686	2,070	1,513
Total SG&A expenses	$96,185	$61,507	$274,416	$93,020
Selling, general and administrative expenses increased by $34,678 and $181,396, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. In each case, other than technology development and software, the increases were the result of the Acquisition Effect, with over 2,000 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 55+ new locations from the RideNow Transaction and Freedom Transaction. In the case of technology and development, in the third quarter of 2021 we began strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the three and nine months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization increased by $4,853 and $13,975, respectively, for the three and nine months ended September 30, 2022, compared to the same periods in 2021. Of the increase for the three months ended September 30, 2022, approximately $2,098 is associated with the various non-compete agreements related to the RideNow Transaction, approximately $1,915 is associated with amortization of capitalized software, approximately $658 is associated with depreciation resulting from the Freedom Transaction, and approximately $181 is associated with the various non-compete agreements related to the Freedom Transaction.
Of the increase for the nine months ended September 30, 2022, approximately $6,539 is associated with the various non-compete agreements related to the RideNow Transaction, approximately $3,198 is associated with depreciation resulting from the RideNow Transaction, approximately $2,258 is associated with amortization of capitalized software, approximately $1,546 is associated with depreciation resulting from the Freedom Transaction, and approximately $443 is associated with the various non-compete agreements resulting from the Freedom Transaction, partially offset by minimal increases and decreases across the Company.
Interest Expense
Interest expense increased by $8,026 and $28,952, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Interest expense consists of interest and deferred financing costs on the: (i) Oaktree Credit Agreement; (ii) various floorplan facilities; (iii) private placement notes; (iv) convertible senior notes; and (v) the ROF credit facility.
Derivative Liability
In connection with our various financings, we undertake an analysis of each financial instrument to determine the appropriate accounting treatment, including which, if any, require bifurcation into liability and equity components. We have determined that each of the convertible senior notes issued on January 10, 2020 (the “New Notes”) and the Warrant have a liability component that needs to be remeasured each reporting period with the change in value recorded in the Condensed Consolidated Statements of Operations.
New Notes
In connection with the issuance of the New Notes, a derivative liability was recorded at issuance with an interest make-whole provision of $20,673 based on a lattice model using a stock price of $14.60, estimated volatility of 55.0% and risk-free rates over the entire 10-year yield curve.

The change in value of the derivative liability for the three and nine months ended September 30, 2022 and 2021 were $0 and $39, and $(6,518) and $(8,774), respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of September 30, 2022 and December 31, 2021 was $26 and $66, respectively.
Oaktree Warrant
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued Warrants to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates at an exercise price of $33.00 per share. The exercise price was adjusted during the third quarter to $31.50 and the expiration date was extended to July 25, 2023. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge, and the reclassification of the warrant liability to additional paid-in capital, and the reclassification of the deferred financing charge to debt discount are non-cash items.
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
For the three and nine months ended September 30, 2022 and 2021, adjustments to Adjusted EBITDA are primarily comprised of:
•Non-cash stock-based compensation expense recorded in the Condensed Consolidated Statement of Operations,
•Acquisition costs associated with the RideNow Transaction and Freedom Transaction, which primarily include professional fees and third-party costs,
•Purchase accounting adjustments, which represent one-time expenses related to the Freedom Transaction and RideNow Transaction,
•Forgiveness of the PPP loan, and
•Other non-recurring costs, which include items not indicative of our ongoing operating performance. For the three and nine months ended September 30, 2022, the balance was primarily comprised of integration costs and professional fees associated with the Freedom Transaction and the RideNow Transaction, technology implementation, legal matters, and establishment of the ROF secured loan facility. For the three and nine months ended September 30, 2021, the balance was primarily related to litigation expenses and a death benefit to the estate of the Company’s former Chief Financial Officer and director.

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$3,039	$(22,544)	$26,213	$(30,385)
Add back:
Interest expense	12,603	4,577	37,059	8,107
Depreciation and amortization	6,570	1,717	16,923	2,948
Interest income and miscellaneous income	(38)	—	(287)	—
Income tax provision (benefit)	496	(10,681)	7,746	(10,681)
EBITDA	22,670	(26,931)	87,654	(30,011)
Adjustments:
Stock based compensation	2,605	24,730	7,237	26,457
Transaction costs - RideNow and Freedom	100	1,558	1,503	3,515
Purchase accounting related	177	—	769	—
PPP Loan forgiveness	(2,509)	(572)	(2,509)	(572)
Insurance proceeds	—	(3,135)	—	(3,135)
Other non-recurring costs	2,393	1,448	6,568	1,651
Costs attributable to store openings and closures	233	—	233	—
Change in derivative and warrant liabilities	—	6,518	(39)	8,774
Adjusted EBITDA	$25,669	$3,616	$101,416	$6,679
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In 2021, we completed two public offerings that provided net proceeds of $191,000 and obtained the Oaktree Credit Agreement, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. As of September 30, 2022, the Oaktree Credit Agreement provides for up to $120,000, of which $35,500 is available, in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions or working capital purposes.
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

We had the following liquidity resources available as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Cash	$39,715	$48,974
Restricted cash (1)	9,500	3,000
Total cash and restricted cash	49,215	51,974
Availability under short-term revolving facilities	144,554	124,116
Committed liquidity resources available	$193,769	$176,090

(1)	Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and ROF line of credit.
As of September 30, 2022, and December 31, 2021, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $563,803 and $384,585, respectively, summarized in the table below. See Note 5 - Notes Payable and Lines of Credit and Note 6 - Stockholders' Equity to our Condensed Consolidated Financial Statements included above.

	September 30, 2022	December 31, 2021
Asset-Based Financing:
Inventory	$175,296	$97,278
Total asset-based financing	175,296	97,278

Term loan facility	361,066	279,300
Unsecured senior convertible notes	38,750	39,006
Line of credit	22,925	—
PPP and other loans	—	4,472
Total debt	598,037	420,056
Less: unamortized discount and debt issuance costs	(34,234)	(35,471)
Total debt, net	$563,803	$384,585
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$4,656	$(29,779)
Net cash (used in) investing activities	(76,498)	(374,825)
Net cash provided by financing activities	69,083	472,405
Net (decrease) increase in cash	$(2,759)	$67,801
Operating Activities
Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to acquire customers, and personnel-related expenses. For the nine months ended September 30, 2022, net cash provided by operating activities was $4,656, an increase of $34,435 compared to net cash used in operating activities of $(29,779) for the nine months ended September 30, 2021. The increase in our net cash provided by operating activities was primarily due to a $56,598 increase in our net income, a $(888) decrease in non-cash adjustments, and a $(21,277) decrease in cash provided by other operating assets.
Investing Activities
Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities decreased $(298,327) to $76,498 for the nine months ended September 30, 2022, compared to $374,825 for the same period in 2021. The decrease in our net cash used in investing activities was primarily due to a decrease of $(299,970) in outflows of $65,976 for the Freedom Transaction for the nine months ended September 30, 2022 as compared to outflows of $365,946 for the nine months ended September 30, 2021 for the RideNow Transaction. In addition, there was a decrease of $(3,280) in outflows for the purchase of property and equipment, offset by an increase of $4,922 in outflows for technology development for the nine months ended September 30, 2022 as compared to the same period in 2021.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities decreased $(403,322) to $69,083 for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $472,405 for the same period of 2021. The decrease in net cash provided by financing activities for the nine months ended September 30, 2022 is primarily attributable to a decrease of $(191,240) in proceeds from the sale of common stock, a decrease of $(176,951) in proceeds from the Oaktree Credit Agreement, an increase of $(28,378) in cash outflows for repayments of debt and mortgage notes, and a decrease of $(6,754) in non-trade floor plan borrowings for the nine months ended September 30, 2022 as compared to the same period of 2021.
Global Settlement with Former RideNow Owners
On November 8, 2022, the Company reached a comprehensive global and binding settlement agreement with former primary RideNow owners. The settlement agreement resolves all claims currently pending before the Delaware Chancery Court, releases certain potential and future claims between the parties, and results in no incremental consideration exchanging hands.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2021. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K, other than the use of estimates for the Warrant and changing the date of the Company's annual impairment test for goodwill and indefinite-lived intangible assets from December 31st to October 1st, as described in Note 4 – Intangible Assets and Goodwill.

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our 2021 Form 10-K, which was filed with the SEC on April 8, 2022 and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, based on the ongoing remediation of material weaknesses identified in the 2021 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:
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
•We have hired a Vice President of Tax and Chief Technology Officer and are in the process of hiring other key accounting and financial reporting positions, including a Director of Financial Reporting, to augment our accounting staff as needed. We believe these additional accounting personnel will enhance our compliance and oversight regarding internal control over financial reporting.

•We have conducted a risk assessment over our internal control environment, including reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.
•We have documented and in the process of executing remediation action items, including the expansion of mitigating controls where appropriate.
•We are exploring tools to enhance and centralize general information technology components.
•We have implemented reporting to provide periodic updates to our Audit Committee on the status of the remediation activities.
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
Changes in Internal Control Over Financial Reporting
We are in the process of incorporating the controls and related procedures of the acquired RideNow Entities. Other than incorporating the controls and procedures of these acquired entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows. As of September 30, 2022, we were not aware of any threatened or pending material litigation, except as set forth below.
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
On May 6, 2022, each Plaintiff provided RumbleOn notice to arrange for a mediation to resolve alleged disputes regarding the compensation and benefits to which the Plaintiffs are entitled under their respective employment agreements as a result of each Plaintiff’s resignation.
On May 8, 2022, an action was filed in the Court of Chancery of the State of Delaware against the Company by the Plaintiffs related to the RideNow Transaction. The action asserts claims for breach of contract and seeks only declaratory and injunctive relief from the Court related to each parties’ respective rights under the RideNow Agreement regarding the Final Purchase Price Adjustment process described above. On May 31, 2022, RumbleOn removed the action to the United Stated District Court for the District of Delaware.
On May 19, 2022, certain indebtedness and net working capital amounts as of the RideNow Closing Date disputed between the Company and Sellers as part of the Final Purchase Price Adjustment stipulated by the RideNow Agreement were submitted by the parties to a mutually agreed upon independent accounting firm.
On June 7, 2022, RumbleOn filed a counterclaim against Plaintiffs alleging a breach by Plaintiffs of the RideNow Agreement regarding related party transactions.
On June 24, 2022, Plaintiffs filed an amended complaint adding an additional claim for breach of certain representations in the RideNow Agreement.
On August 29, 2022, the independent accounting firm made a final determination of the disputed amounts as part of the Final Purchase Price Adjustment based on the definitions and other applicable provisions of the RideNow Agreement.
On September 7, 2022, Plaintiffs filed an action in the Court of Chancery of the State of Delaware against the Company for alleged breaches of their executive employment agreements and seeking injunctive relief and monetary damages.
On September 22, 2022, the United States District Court for the District of Delaware entered an order remanding the action related to the RideNow Transaction to the Court of Chancery of the State of Delaware. On October 3, 2022, the Court of Chancery of the State of Delaware entered an order consolidating the action relating to the executive employment agreements with the action related to the RideNow Transaction.
RumbleOn and Plaintiffs attended an in-person mediation in Dallas, Texas on October 7, 2022 where the parties explored resolution of the Final Purchase Price Adjustment and all claims and counterclaims pending at the time.
On October 25, 2022, Plaintiffs voluntarily dismissed Count I of their complaint relating to the executive employment agreements, which sought to require mediation between the parties.
On November 1, 2022, the Company filed an action in the Court of Chancery of the State of Delaware against Plaintiffs for confirmation of an award relating to the post-closing adjustment and for specific performance of the RideNow Agreement.
On November 8, 2022, the Company reached a comprehensive global and binding settlement agreement with former primary RideNow owners. The settlement agreement resolves all claims currently pending before the Delaware Chancery Court, releases certain potential and future claims between the parties, and results in no incremental consideration exchanging hands. Furthermore, although the former primary owners have expressed no current intention to sell, the agreement provides a mechanism for the orderly disposition of their shares.
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

RUMBLEON, INC.

Date: November 9, 2022	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Narinder Sahai
Narinder Sahai
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)