Form 10-K
period 2022-12-31
RumbleOn, Inc.
filed 2023-03-16
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $149.7 million.
The number of shares of Class B Common Stock, $0.001 par value, outstanding on March 15, 2023 was 16,273,768 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on March 15, 2023.
Portions of the registrant’s proxy statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022 are incorporated herein by reference in Part III.

Annual Report on Form 10-K
for the Year Ended December 31, 2022

Annual Report on Form 10-K
for the Year Ended December 31, 2022
ITEM 1.    BUSINESS.
In this Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), "we," "our," "us," "RumbleOn," and the "Company" refer to RumbleOn, Inc. and its consolidated subsidiaries at December 31, 2022, unless the context requires otherwise.
Forward-Looking and Cautionary Statements
This 2022 Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include, but are not limited to, those discussed in this 2022 Form 10-K, and in particular, the risks discussed under the caption "Risk Factors" in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the "SEC"). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.
Market and Industry Data
Some of the market and industry data contained in this 2022 Form 10-K is based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Our Company
RumbleOn is the nation's first, largest, and only publicly-traded, technology-based platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people in more places than ever before. We are transforming the powersports customer experience by giving consumers what they want - a wide selection, great value and quality, transparency, and an easy, friction-free transaction. Every element of our business, from inventory procurement to fulfillment to overall ease of transactions, whether online or on-site at one of our 55 retail locations, has been built for a singular purpose – to create a customer experience without peer in the powersports industry.
Although our primary focus is on the customer experience and building market share in the powersports industry, during 2022 we participated in the wholesale automotive industry through our wholly-owned distributors of used automotive inventory, Wholesale, Inc. ("Wholesale Inc") and our exotics retailer AutoSport USA, Inc., which does business under the name Got Speed. In the third quarter of 2022, we announced we would be winding down our wholesale automotive business, which we expect to complete during the first half of 2023. Our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers.
Incorporated in Nevada in 2013, we have been building the RumbleOn brand and vision since 2016. Led by our co-founder, chairman, and Chief Executive Officer Marshall Chesrown, we have achieved and built upon key milestones:
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
•February 2022: completed the initial funding of our captive consumer finance facility, RumbleOn Finance.
•February 2022: acquired Freedom Powersports (the “Freedom Transaction”), adding ten retail locations in North Texas, one in Alabama, and two in Georgia.
•February 2022: unveiled the regional management structure, anchored by tenured team members of RideNow.
•September 2022: opened our Fulfillment Center in Concord, North Carolina.
•November 2022: acquired Powersports Honda franchise in North Texas.
•December 2022: acquired two full line Polaris franchises in North Texas.
•January 2023: opened our Fulfillment Center in Las Vegas, Nevada.
•February 2023: acquired Red Hills powersports, a single retail location representing 10 brands, in Tallahassee, Florida.
•March 2023: entered into an engagement letter with J.P. Morgan to review our balance sheet initiatives and options.
These key events well-position RumbleOn as the first mover in transforming the powersports industry through our customer experience focused, technology based, Omnichannel platform.
Our Industry and Opportunity
We operate primarily in the powersports industry, offering significant scale and breadth of products and our platform from which we will provide our only of its kind powersports customer experience. From our view, powersports includes motorcycles, side-by-sides, ATV, UTV, snowmobile, and personal watercraft ("PWC") along with related parts and components. If you add in the largely unaccounted for but significant peer-to-peer market in used powersports, which RumbleOn believes represents up to 70% of used powersports transactions, the total addressable powersports market is likely in excess of $100 billion.
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
Our competitors vary in size and breadth of their product offerings. We believe that our principal competitive advantages in powersports sales include our ability to provide a high degree of customer satisfaction with the buying experience by virtue of our platform. We provide customers the opportunity to experience RumbleOn's offerings online, in-store, and through our mobile app, or any combination of those three options. Our ability to make a cash offer to purchase a vehicle with our customer-friendly purchase process, and our breadth of selection of the most popular makes and models available online and in-store provides competitive sourcing and sales.
RumbleOn's Solution - Creating the Future of Powersports
RumbleOn is creating a best-in-class experience in powersports for our customers. Doing so requires offering unmatched choice and selection and replicating an outstanding customer experience throughout the lifecycle of powersports ownership, one customer and one transaction at a time.
Customers come to RumbleOn's 55 retail locations as well as our more than 60 websites to shop for new and highest-quality used powersports products as well as for parts, accessories and merchandise. We address the entire powersports market. We are reimagining and revolutionizing the customer experience on our technology-led, internet-based platforms, and we are doing so for everyone - from the powersports enthusiast to the novice, and everyone in between - with a focus on four key initiatives:

•Creating an end-to-end ownership experience means we are not focused solely on the initial transaction with a customer. Rather, our customer experience enables building lifelong connectivity to each customer. With each customer interaction, we focus on key touch points that continue to keep our customers engaged throughout their powersports ownership experience. Quality assurance, clear and consistent pricing, professional pickup and delivery, customization, after sales service, and guarantees are just a few of the ways we are building a reliable and consistent customer experience. Our offerings, and our entire customer experience, are designed to turn a single transaction into a lifetime relationship.
•Providing the largest and best selection of highest-quality inventory enables us to provide many offerings to all powersports customers coast to coast. We are well-positioned to acquire high-quality used vehicles through the strength of our online Cash Offer Tool, a unique and important competitive advantage for RumbleOn. Affording our customers the ability to visit a retail location and receive cash for their used powersports unit instantaneously gives them peace of mind, and provides us the opportunity to drive a meaningful amount of incremental used inventory onto our platform. We are also leveraging robust data from the Cash Offer Tool and from the information acquired from our acquisitions and now being gathered from our 55 RideNow Powersports retail locations to ensure that the right vehicle is in the right place at the right time - with the right price.
•Building the premier destination for new and used powersports vehicles and introducing more used inventory to our showrooms as well as online attracts new customers to our platform and, most importantly, new riders to the industry due to affordability. We are focused on both new and used, retail sales, however, the opportunity to dramatically increase the number of used powersports unit sales presents our greatest near-term opportunity, as new vehicle inventory supply normalizes. We can better control used inventory than new because used is not dependent on a manufacturer's production, allocation, or distribution constraints. In fact, our broad access to used inventory is - and will continue to be - an important differentiator for RumbleOn in any market environment.
Our Growth Strategies
The key metric to our powersports business is retail vehicle unit sales, both online and in-store. Unit sales drives revenue and provides the opportunity to build additional revenue through financing, parts, merchandise, and accessories, each of which are higher margin revenue streams. As we scale our business, we will create additional opportunities to expand revenue streams. However, additional revenue opportunities begin with retail vehicle unit sales and, as a result, our growth strategy is focused on this metric.
Our ability to increase vehicle unit sales is a function of our market penetration in existing markets, the number of markets we operate in, and our ability to build and maintain our brands by offering great value, transparency, and an outstanding customer experience.
Optimize Our Inventory Selection and Centralization
We continue to optimize and broaden the selection of new and used powersports vehicles we make available to our customers. Expanding our inventory selection enhances the customer experience by ensuring each visitor, either online or in-store, finds a vehicle that matches his or her preferences. Optimizing our new inventory significantly depends on continuing our outstanding relationships with our manufacturers ("OEM"). As a result of these relationships, during 2022, we added 60 new franchises to our retail locations, primarily organically, and including three key tuck-in acquisitions in our North Texas market. Optimizing our used inventory selection depends on our ability to source and acquire enough high-quality used vehicles, and our ability to use data to ensure each used vehicle is at the right place, at the right time, at the right price.
We continue implementing our fulfillment strategy with near real-time inventory replenishment to make the right powersports units available in the right quantities at the right locations. This centralization of inventory will launch company-

wide virtual selling through access to all company-owned inventory rather than only those vehicles that might be available at an individual location. Fulfillment will increase the probability that our customers can find their powersports unit of choice on our platform, thereby enhancing the customer experience while eliminating geographic boundaries. With digital inventory integration and over 60 individual websites sharing content and increasing available data, RumbleOn will be top-of-mind for powersports searches. All of the technology infrastructure required has been launched or is under development and will be implemented throughout 2023 and beyond.
Continue to Innovate and Extend Our Technology Leadership
We continue expanding our competitive dominance with leading-edge technology. From our founding, we have been laying the groundwork to offer a friction-free and fully integrated customer experience both online and in-store. We are building the technology engine to enable this integration, while methodically expanding our retail footprint, driving towards online selling without geographic boundaries. With this goal in mind, we intend to launch our new corporate website under the RumbleOn brand during the first half of 2023 and our all new RideNow-branded website later in the second quarter of 2023. Our RideNow website will have unmatched features for our customers, allowing them to see all inventory in one place and it will have the ability to push inventory to individual dealer websites, resulting in a better online presence and customer experience. The plan calls for the constant roll out of new features, as our online presence improves and matures. In conjunction with our integrated CRM, we plan to launch online soft and hard credit pulls and lending pre-qualifications, just to name a few of the exciting features. Lastly, in the first half of 2023, we intend to roll out a new internally developed reporting technology that will increase visibility across our enterprise, improve sales reporting, and provide real time actionable data at the store level. Store managers will now see how they are performing versus expectations and how they compare in real time with their peers across the country.
From the start of RumbleOn, one key differentiator and a lynch pin to the competitive advantage we have built in powersports is our Cash Offer Tool, which supplies proprietary data for thousands of unique Vehicle Identification Number (VIN) inputs. In addition to actual retail sales and transaction data from the acquired RideNow and Freedom Powersports' databases. Marrying this data creates a data-driven "market maker" that does not exist in the industry today. Integrating real-time pricing and sales data from in-store transactions will also enable us to further optimize offers and pricing.
We will continue to make significant investments in improving and adding to our online customer offering, subject to our performance and available operating cash flow as we intend to self-fund these initiatives. We believe that the complexity of the traditional powersports retail transaction provides substantial opportunity for our planned technology investments and that our leadership and continued growth will enable us to invest responsibly in further enhancing the customer experience.
Enhancing Our In-store Experience
Beyond innovative technology and inventory integration, we use our retail locations to augment the online experience- and vice versa - to offer a simple, friction-free customer experience. A key component to transforming the customer experience to support our growth strategy is enhancing the in-store experience and we are strategically expanding our geographic retail footprint. In early 2022, we added 13 additional retail locations, entrenching our position in the North Texas market and expanding our geographic foot print to Alabama and Georgia. In addition, during the first quarter of 2023, we acquired an important multi-line retail location in Tallahassee, Florida, further expanding our dominance in North Florida. We currently operate in 55 retail locations, three fulfillment or hybrid fulfillment/retail locations to open (with four more expected during 2023), one used powersports center, as shown below.

RumbleOn's 55 Retail Locations and Fulfillment Centers

COMING SOON
COMING SOON
COMING SOON
COMING SOON
Retail Locations
Fulfillment Centers
Coming Soon - 2023 Fulfillment Centers

Growing Geographic Footprint Primarily Spanning the Sunbelt

We employ three primary considerations for expanding our brick-and-mortar presence: (1) attract great people, (2) identify desired locations, and (3) implement appropriate and balanced brand mix.
Attracting Great People. We believe any great customer experience in powersports begins with great people providing consumers the opportunity to fulfill their passion. From our executive team to our customer facing professionals to our back-office and corporate personnel, the RumbleOn team is singularly focused on transforming the customer experience in powersports, both online and in-store. As we expand our physical presence, whether through new retail locations or as we build out our fulfillment centers, finding great people who believe in our mission is key.
Identifying Desired Locations. We believe desired geography means more than finding new markets; it also means making sure we can put the right powersports vehicle in the right place at the right price to maximize our return on the asset. This is a key goal of our fulfillment centers. And of course, we are always looking for strategic acquisition candidates, whether a large group such as Freedom Powersports or a key tuck-in opportunity to improve the capabilities of an existing location.
Implementing Appropriate Brand Mix. Powersports retail provides the opportunity to put many different new brands under one roof along with the proper mix of used inventory. Of course, having that opportunity and taking advantage of that opportunity correctly are two different things. Our outstanding relationships with our OEMs have provided us the opportunity to organically add more than 60 new franchises to our existing retail locations. And we continue leveraging our used inventory sourcing advantage to keep our retail locations fully stocked with the right mix of preferred brands based on data and market share, and thereby further enhance the customer experience.
A fourth consideration also plays a role as we enhance our in-store experience through organic and acquisitive growth: any such investments remain subject to a prudent use of our financial and other resources based on our performance and our available cash from operations as we intend to self-fund our growth.
Develop Broad Consumer Awareness of Our Brand
We believe that creating a unified customer experience, requires a single consumer-facing brand for all our retail locations. During 2022, we began rolling out the “RideNow Powersports” brand across all our retail locations and the foundation will be our technology, our infrastructure, and our corporate culture. We are in the early stages of this rollout, and we are encouraged by the impact on performance and the excitement it has clearly created.
RumbleOn Technology
Innovative technology continues to underpin every endeavor at RumbleOn through our ongoing mission to disrupt the powersports industry and our focus on the customer experience. We leverage technology and data to drive change. At a high-level, we believe there are five main areas where leveraging these innovations provides us a competitive advantage and improves the customer experience: (1) our proprietary supply chain pricing and distribution software; (2) our Omnichannel and mobile-first web application; (3) centralized CRM and Inventory; (4) Dealer network support channels; and (5) Data warehousing & reporting, enterprise wide.
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
(2) RumbleOn's mobile-first web application strategy:
•Enhances our website and mobile application to provide a compelling customer experience, from the front-end user interface and powerful search tools to enabling secure data, document, and payment exchanges between parties. We also optimize search engine marketing to provide a lower overall cost of customer acquisition.
(3) Centralized customer relationship management and centralized inventory
•Enhanced hub of combined RumbleOn, RideNow, and Freedom Powersports customer repositories for marketing, support and service.
•Enterprise-wide centralized inventory, enhancing distribution, pricing, allocation and growth.
(4) Dealer network support channels
•New enhancements for our dealerships, provides on-demand pricing, transfers of allocation through streamlined workflows at the pace of business to benefit the needs of our customers.
(5) Data warehousing and reporting, enterprise-wide
•The combined digital intelligence from RideNow, Freedom Powersports, and RumbleOn has produced a rich eco-system of available data to promote growth across all facets of the business concerning parts, service, sales, marketing, and retention.
To deliver our supply chain software and on-line strategies, RumbleOn leverages its proprietary and exclusive-use technology portfolio, which includes:
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
•A catalog of websites that includes advanced filtering and search technology that assist multi-lead generation across participating partners; and
•A proprietary transportation management system and assignment technology to optimize the transport of purchased inventory for acquisition and dealer distribution.

In addition to our proprietary/exclusive use technology, we also rely on third party technology, including the following:
•A cloud based network infrastructure for hosting websites, inventory data, CRM-Data/reporting;
•Software libraries, development environments, and tools;
•Services to allow customers to digitally sign contracts; select local services; and
•Online customer service call center management software.
In short, our business is driven by data and technology at all stages of the process, from acquisition, inventory purchasing, reconditioning, photography, transportation, and annotation through in-store or online merchandising, sales, financing, trade-ins, logistics, and delivery.
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
Operational Structure
The following chart summarizes our organizational structure as of December 31, 2022. This chart is provided for illustrative purposes only and does not reflect all legal entities owned or controlled by us:

Seasonality
Historically, the powersports industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase typically in the spring season, coinciding with tax refunds and improved weather conditions. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, net income (loss), and cash flow to vary accordingly. Over time, we expect to normalize to seasonal trends, using data and logistics to move inventory to the right place, at the right time, at the right price.
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
Vehicle Sales. Our sale and purchase of vehicles, both new and pre-owned, related products and services, and third-party finance products, are subject to the state and local dealer licensing requirements in the jurisdictions in which we have retail or wholesale locations. Regulators of jurisdictions where our customers reside, but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions in which we do not have a physical presence, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.
Consumer Finance. The financing we offer customers is subject to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers, the regulations and state licenses applicable depend upon whether RumbleOn Finance or a third-party is the entity extending credit to such customers. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state.
Logistics and Transportation. Our Wholesale Express logistics operations, which brokers and facilitates the transportation of vehicles primarily between and among dealers, is subject to motor-carrier rules and regulations promulgated by the United States Department of Transportation ("DOT") and the states through which their customers' vehicles are transported. Additionally, the vendors whom Wholesale Express relies upon are subject to federal and state regulation concerning transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service may increase the costs charged to Wholesale Express by its vendors, which may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our Wholesale Express operations.
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
Federal Antitrust Laws. The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. Some of the information that we may obtain from dealers may be sensitive and, if disclosed inappropriately, could impede competition or otherwise diminish independent pricing activity. A governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and adversely impact our ability to maintain and grow our business.
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
Employees
As of December 31, 2022, we had approximately 2,717 full time and 84 part-time employees.
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

ITEM 1A.    RISK FACTORS.
Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this 2022 Form 10-K and in our other public disclosures. If any of the following risks occurs, our business, financial condition, results of operations, cash flows, or prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations for future financial performance and the trading price of our Class B common stock could decline.
Risks Relating to Our Business
We have identified a material weakness in our internal control over financial reporting. If we are unable to effectively remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
We are required to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”). Section 404 of SOX requires public companies to maintain effective internal control over financial reporting (“ICOFR”). In particular, we must perform system and process evaluation and testing of our ICOFR allowing management to report on the effectiveness of our ICOFR. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our ICOFR. The standard of effectiveness for ICOFR is that we have controls and procedures in place that provide “reasonable assurance that we can produce accurate financial statements on a timely basis.” This process of implementation, evaluation, and attestation is costly and time-consuming. We have hired and may need to continue to employ both internal and external resources with appropriate public company experience and technical accounting knowledge to maintain and evaluate our ICOFR.
In our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), we identified material weaknesses in our ICOFR relating to our legacy RumbleOn operations. As discussed in this 2022 Form 10-K, we have remediated and subsequently tested the impacted controls and have determined that the material weaknesses identified in the 2021 Form 10-K have been remediated as of December 31, 2022. In addition, as discussed in this 2022 Form 10-K, we identified a material weakness in our ICOFR for the year ended December 31, 2022 relating to our control environment following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. If we are unable to effectively remediate this material weakness and maintain effective internal control over financial reporting, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
We have incurred significant indebtedness, which could adversely affect us, including our business flexibility, and will increase our interest expense.
In connection with the RideNow Transaction and Freedom Transaction, we substantially increased indebtedness which has had and will continue to have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and substantially increasing our interest expense. The increased levels of indebtedness, including the applicable interest payments, could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to competitors with lower debt levels. If our financial performance does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.
We are subject to interest rate risk in connection with our floorplan payables, revolving credit facility, and our other debt instruments that could have a material adverse effect on our profitability.
Our floorplan payables, revolving credit facility, and other debt instruments are subject to variable interest rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from powersports manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. We cannot assure you that a significant increase in interest rates or decrease in manufacturer floorplan assistance would not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The powersports industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.
Our future performance will be impacted by general economic conditions including among other things: changes in employment levels; consumer demand, preferences and confidence levels; the availability and cost of credit; fuel prices; levels of discretionary personal income; inflation; and interest rates. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for powersports vehicles. In addition, rapid changes in fuel prices can cause shifts in consumer preferences which are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and used vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many powersports buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. We have experienced, and continue to experience, increases in the prices of labor, fuel, and other costs of providing service.
Powersports consumers may not accept our transformative business model.
As described throughout this 2022 Form 10-K, we are transforming the traditional powersports customer experience and building the first and only true Omnichannel experience in the industry. Also, in building this Omnichannel experience, we expect to incur significant expenses and face various other challenges, such as expanding our customer experience team and building out a fulfillment and logistics network. If customers do not accept our products, services, and offerings we may not benefit from the investments needed to build this transformative customer experience to the extent anticipated or at all. Any of these risks, if realized, could materially and adversely affect our business, financial condition, and results of operations.
We may not be able to acquire the number of vehicles to satisfy consumer demand or our expectations for the business.
A material part of our plan is predicated on being able to have sufficient inventory, both new and used, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of vehicles given the ongoing environment of manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges (collectively, the “Demand/Supply Imbalances”). Used inventory is acquired directly from consumers via our online Cash Offer Tool or consumer trade-in transactions. If the channels for new or used vehicle acquisition were disrupted, for example as a result of another COVID-like lockdown, technology challenges, non-acceptance of online transactions, poor customer ratings, or other such events, the Company may not have enough inventory to meet customer demand, which may adversely affect our business, financial condition, and results of operations.
We may require additional financing or capital to pursue our growth challenges or unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.
We intend to continue making investments to support the development and growth of our business. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all.
Although we intend to self-fund our growth initiatives, if we determine to raise additional capital through issuances of equity or debt, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, could adversely impact our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.
Investments made in the development, growth, and expansion of our business may not yield our expected results and may not result in successful growth of our business.
We expect to make significant investments in the further development and expansion of our business and these investments may not result in the development, growth, or expansion of our business on a timely basis or at all. We may not generate sufficient revenue and we may incur significant losses in the future for several reasons, including a lack of demand for our products and services, increasing competition, and weakness in the powersports industry generally. We may encounter unforeseen expenses, difficulties, complications, and delays, relating to the development and operation of our business, as well as our organic and acquisition growth strategies. Accordingly, we may not be able to successfully develop, grow, and expand our business, generate revenue, or achieve and maintain profitability.
We have and may continue to acquire strategic retail locations and other complementary businesses and technologies, which could divert management's attention, and otherwise disrupt our operations and impact our operating results.
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
Our failure to address these risks or other matters encountered in connection with future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. As discussed in the preceding risk factors elsewhere in this 2022 Form 10-K, we currently intend to self-fund our growth initiatives, and acquisition growth. Nevertheless, some future acquisitions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.
We may experience difficulties integrating acquired businesses.
Achieving the anticipated benefits of our acquisitions will depend in significant part upon our integrating any acquired entity's businesses, operations, processes, and systems in an efficient and effective manner. We may not be able to accomplish the integration process smoothly, successfully, or on a timely basis, which may result in unforeseen expenses or the failure to recognize the anticipated benefits of acquired businesses. The necessity of coordinating geographically separated organizations, systems of controls, and facilities, in addition to addressing possible differences in business backgrounds, corporate cultures, and management philosophies may increase the difficulties of integration. Companies operate numerous systems and controls, including those involving management information, accounting and finance, legal and regulatory compliance, inventory intake and control, sales, billing, employee benefits, and payroll. The integration of an acquired company's operations requires the dedication of significant internal and external resources, which may divert management’s attention from the day-to-day business of the company and be costly. Employee uncertainty and lack of focus during the integration process may also disrupt the business of the Company. Any inability of management to successfully and timely integrate an acquired company could have a material adverse effect on the business and results of operations of the Company and result in not achieving the anticipated benefits of the acquisition.

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
We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
We believe our success will depend on the efforts and talents of our executives and employees, including Marshall Chesrown, our Chairman and Chief Executive Officer. In addition, the loss of any senior management, regional operations directors, or other key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we fail in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.
Our annual and quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to annual and quarterly fluctuations and these results will be affected by numerous factors, including:
•a change in consumer discretionary spending and other macroeconomic conditions;
•a shift in the mix and type of vehicles we sell, which could result in lower sales price and lower gross profit;
•the timing and cost of development and operating activities relating to our business, which may change from time to time;
•expenditures that we may incur to advance our growth strategies; and
•future accounting pronouncements or changes in our accounting policies.
If our annual or quarterly operating results fall below the expectations of investors or securities analysts, the price per share of our Class B common stock could fluctuate or decline substantially. We believe that annual and quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
The failure to develop and maintain our brands could harm our reputation among current customers or adversely impact our ability to attract new customers.
Developing and maintaining the RideNow and RumbleOn brands will depend largely on the success of our efforts to maintain the trust of and deliver value to our users. If our current and potential users perceive that we are not focused on providing them with a better pre-owned powersports experience, our reputation and the strength of our brand will be adversely affected.
Consumers are increasingly shopping for new and used vehicles, vehicle repair and maintenance services, and other vehicle products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers to our Omnichannel offering, our business could be adversely impacted.
Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, data privacy and security issues, and other aspects of our business, irrespective of their validity, could diminish users' confidence in and the use of our products and services and adversely affect our brands. There can be no assurance that we will be able to develop, maintain, or enhance our brands, and failure to do so would harm our business growth prospects and operating results.

The success of our business relies heavily on our marketing and branding efforts, especially with respect to our RideNow brand at retail locations, the RideNow and RumbleOn websites, and our branded mobile applications, and these efforts may not be successful.
We believe that an important component of our development and growth will be the business derived from the RideNow retail brand and the RumbleOn website and branded mobile applications. Because RideNow and RumbleOn are consumer brands, we rely heavily on marketing and advertising to increase the visibility of this brand with potential users of our products and services.
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
Our brand, reputation, and ability to attract consumers, affinity groups, and advertisers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our website and mobile application, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers, dealers, and affinity group marketing partners, and result in additional costs.
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
Any errors, defects, disruptions, or other performance or reliability problems with our network operations could cause interruptions in access to our products, as well as delays and additional expense in arranging new facilities and services, and could harm our reputation, business, operating results, and financial condition.

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
We expect to receive data from third-party data providers, including our partner network, dealer management system data feed providers, data aggregators and integrators, survey companies, purveyors of registration data, and possibly others. There may be some instances in which we use this information to collect a transaction fee from those dealers and recognize revenue from the related transactions.
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
Our ability to grow our complementary product offerings may be limited, which could negatively impact our development, growth, revenue, and financial performance.
As we introduce or expand additional offerings to our platform, such as recreation vehicle trade-ins, lead management, transaction processing, financing, maintenance, and insurance, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish such new product offerings, we may incur significant expenses and face various other challenges, such as expanding our sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these ancillary products to consumers or dealers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams.
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
Our sales of powersports vehicles may be adversely impacted by increased supply of and/or declining prices for new or pre-owned vehicles and excess supply of new vehicles.
We believe when prices for pre-owned vehicles have declined, it can have the effect of reducing demand among retail purchasers for new vehicles at or near manufacturer's suggested retail prices. Further, vehicle manufacturers can and do take actions that influence the markets for new and pre-owned vehicles. For example, introduction of new models with significantly different functionality, technology, or other customer satisfiers can result in increased supply of pre-owned vehicles, and a corresponding decrease in price of pre-owned vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned vehicles.

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
Restrictive covenants in our debt agreements could limit our growth initiatives and implementation of our business strategy.
Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) make investments or loans; (iii) create liens; (iv) consummate mergers and similar fundamental changes; (v) make restricted payments; (vi) make investments in unrestricted subsidiaries; (vii) enter into transactions with affiliates; and (viii) use proceeds from asset sales.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our debt agreements. The restrictions contained in the covenants could: (i) limit our ability to plan for or react to market conditions, to meet capital needs, or otherwise to restrict our activities or business strategy; and

(ii) adversely affect our ability to finance our operations, enter into acquisitions or divestitures to engage in other business activities that would be in our interest.
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
Seasonality or weather trends may cause fluctuations in our revenue and operating results.
Our revenue trends are likely to be a reflection of consumers' vehicle buying patterns. Because different types of recreation vehicles are designed for different seasons, our revenue may be cyclical. Historically, the powersports industry has been seasonal, with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the fall quarter but increase in spring and summer, coinciding with tax refund season and the coming warmer months. Our business will also be impacted by cyclical trends affecting the overall economy, as well as by actual or threatened severe weather events.
Climate change legislation or regulations restricting emission of greenhouse gases could result in increased operating costs and reduced demand for the powersports vehicles we sell.
The U.S. Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require: (1) a reduction in emissions of greenhouse gases from motor vehicles; (2) certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources; and (3) monitoring and reporting of greenhouse gas emissions from specified sources on an annual basis. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the U.S. could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.
We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.
We collect, process, store, share, disclose, and use personal information and other data provided by consumers, dealers and auctions. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results.
There are numerous federal, state, and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and vehicle dealers to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers, or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business, and operating results.

Failure to adequately protect our intellectual property could harm our business and operating results.
A portion of our success may be dependent on our intellectual property, the protection of which is crucial to the success of our business. We expect to rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we will attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary.
Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term "RumbleOn" or "RMBL."
We currently hold numerous Internet domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that use the name RideNow, RumbleOn, or RMBL.
We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.
We may from time-to-time face allegations that we have infringed the trademarks, copyrights, patents, and other intellectual property rights of third parties, including from our competitors or non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering some features, purchase licenses, or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.
In addition, we use open-source software in our products and will use open-source software in the future. From time to time, we may face claims against companies that incorporate open-source software into their products, claiming ownership of, or demanding release of, the source code, the open-source software or derivative works that were developed using such software, or otherwise seeking to enforce the terms, of the applicable open-source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our platform or services, any of which would have a negative effect on our business and operating results.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.
We provide transportation services and rely on external logistics to transport vehicles. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition, and results of operations.
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
Our cash could be adversely affected if the financial institutions in which we hold our cash fail.
The company maintains cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks. At any given time, the bank deposit balances may exceed the FDIC insurance limits. These balances could be impacted if one or more of the financial institutions in which we deposit monies fail or is subject to other adverse conditions in the financial or credit markets.
The COVID-19 pandemic and associated impacts on economic activity have and may continue to have material adverse effects on our business, results of operations, financial condition, and cash flows.
The COVID-19 pandemic began negatively impacting the global economy in the first quarter of 2020 and continued to affect the global economy and supply chain throughout 2022. The pandemic has affected both consumer demand and the global supply of powersports vehicles, increasing demand for powersports vehicles at times, while also negatively impacting powersports manufacturers' ability to produce enough inventory to meet demand.
Inventory constraints driven by Demand/Supply Imbalances, coupled with strong consumer demand, have led, at times, to low new and used vehicle inventory and a high new and used vehicle pricing environment, which has driven retail new powersports vehicle unit sales volumes lower across the industry since the onset of the COVID-19 pandemic. New powersports vehicle and certain parts production levels began to improve in mid-2022; however, there is a risk that higher production levels and new powersports vehicle inventory on hand may not result in incremental retail new vehicle sales volume, which could result in vehicle price discounts that could adversely impact our revenues and other financial results.
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
Although we seek to limit dependence on any one OEM, there can be no assurance the brand mix allocated and delivered to us will be sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For the year ended December 31, 2022, OEMs representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	29.9%
BRP	25.1%
Harley-Davidson	12.3%
In addition, the powersports manufacturing supply chain spans the globe. As such, supply chain disruptions may affect the flow of vehicle and parts inventories to an OEM’s manufacturing partners or to us. Such continued disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Substantial competition in powersports sales and services may have a material adverse effect on our business.
The powersports retail and service industry is highly competitive with respect to price, service, location, and selection. Our competition includes: (i) franchised powersport dealerships in its markets that sell the same or similar new and used vehicles; (ii) privately negotiated “peer-to-peer” sales of used powersport vehicles; (iii) other used powersport vehicle retailers, including regional and national rental companies; (iv) internet-based used powersport vehicle brokers that sell used vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.
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
We are dependent on our relationships with the manufacturers of the vehicles we sell, which have the ability to exercise a great deal of control and influence over our day-to-day operations, as a result of the terms of its our agreements with them. We may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including our acquisition strategy.
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
If state laws that protect powersports retailers are repealed, or weakened, our retail locations may be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We are subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. The regulatory bodies that regulate our business include, at the federal level: the Consumer Financial Protection Bureau, the FTC, the DOT, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial and insurance regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.
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
Logistics and Transportation. Our Wholesale Express logistics operations, which brokers and facilitates the transportation of vehicles primarily between and among dealers, is subject to motor-carrier rules and regulations promulgated by the DOT and the states through which their customers’ vehicles are transported. Additionally, the vendors whom Wholesale

Express relies upon are subject to federal and state regulation concerning transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service may increase the costs charged to Wholesale Express by its vendors, which may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our Wholesale Express operations.
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
At March 15, 2023, two of our stockholders beneficially owned approximately 32.5% of the Company’s voting power. As a result, these individuals may have the ability to exert substantial influence over actions to be taken or approved by our stockholders. Also, in the future, these stockholders may acquire or dispose of shares of our Class B common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our Class B common stock.
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

We are subject to risks associated with proxy contests and other actions of activist stockholders.
Publicly traded companies have increasingly become subject to campaigns by activist investors advocating specific corporate actions. On March 15, 2023, two former directors and current shareholders, William Coulter and Mark Tkach, issued a press release regarding their announced intention to nominate five individuals for three seats that they believe are up for election at our 2023 Annual Meeting of Stockholders. Our Board of Directors welcomes open communications with all of our stockholders. However, if the Company and Messrs. Coulter and Tkach cannot reach an agreement in connection with their proposed nominations, there may be a contested election at the Company’s 2023 Annual Meeting of Stockholders. A proxy contest or related activities on the part of any activist stockholders, could adversely affect our business for a number of reasons, including the following:
•Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors, management, and our employees;
•Perceived uncertainties as to the future direction of the Company may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners, customers, and others important to our success, any of which could negatively affect our business and our results of operations and financial condition;
•A successful proxy contest could result in a change in control of our Board, and such an event could subject us to certain contractual obligations under several material agreements; and
•If nominees advanced by activist stockholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.

At December 31, 2022, our operations comprised 55 powersports retail locations, six fulfillment centers, and ten other facilities that serve our automotive operations, logistics business, fulfillment and vehicle storage, and field support needs.

Powersports Retail Locations and Fulfillment Centers
BMW Motorcycles of Huntsville+1	AL	RideNow Powersports Kansas City+4	KS
RideNow Powersports Huntsville+1	AL	Indian Motorcycle Concord+5	NC
Harley-Davidson of Tucson	AZ	RumbleOn Fulfillment Concord+5	NC
Old Pueblo Harley-Davidson	AZ	Ducati Las Vegas+6	NV
RideNow Powersports Apache Junction	AZ	Indian Las Vegas+6	NV
RideNow Powersports Goodyear	AZ	RideNow Powersports on Boulder	NV
RideNow Powersports on Ina	AZ	RideNow Powersports on Rancho	NV
RideNow Powersports Surprise	AZ	RumbleOn Fulfillment - Las Vegas	NV
RideNow Powersports Tucson	AZ	Indian- Slingshot Cincinnati	OH
Tucson Indian	AZ	Powder Keg Harley-Davidson	OH
Arrowhead Harley-Davidson	AZ	Fort Thunder Harley-Davidson	OK
Chandler Harley-Davidson	AZ	RumbleOn Fulfillment - Bristol	PA
Indian Motorcycle Chandler+2	AZ	RideNow Powersports Sturgis	SD
RideNow Powersports Chandler+2	AZ	Black Gold Harley-Davidson	TX
BMW Chandler+2	AZ	RideNow Powersports Burleson*	TX
Indian Motorcycle Peoria+3	AZ	RideNow Powersports Decatur	TX
RideNow Powersports Peoria+3	AZ	RideNow Powersports Fort Worth*	TX
RideNow 3333 Phoenix	AZ	RideNow Powersports Hurst+	TX
RideNow Powersports Phoenix	AZ	BMW Motorcycles of Hurst+	TX
Roadrunner Harley-Davidson	AZ	RumbleOn Fulfillment - Fort Worth	TX
El Cajon Harley-Davidson	CA	Central Texas Harley-Davidson	TX
RideNow SoCal	CA	Dallas Harley-Davidson	TX
RideNow Gainesville	FL	RideNow Powersports Dallas*	TX
RideNow Powersports Beach Blvd	FL	RideNow Powersports Denton	TX
RumbleOn Fulfillment - Ocala	FL	RideNow Powersports Farmers Branch	TX
RideNow Powersports Orlando	FL	RideNow Powersports Lewisville*	TX
Indian Motorcycle Daytona Beach	FL	RideNow Powersports Weatherford*	TX
RideNow Powersports Ocala	FL	RideNow Powersports McKinney*	TX
RideNow Powersports Daytona Beach	FL	RideNow Powersports Austin+7	TX
RideNow Powersports Jacksonville	FL	BMW Austin+7	TX
Warhorse Harley-Davidson	FL	RideNow Powersports Forney	TX
RideNow Powersports Canton	GA	RideNow Powersports Georgetown	TX
RideNow Powersports McDonough*	GA	Rattlesnake Mountain Harley-Davidson	WA
Indian Motorcycle Kansas City+4	KS	RideNow Powersports Tri-Cities	WA

(*) Owned property, subject to lien. All other properties are leased.
(+) These seven retail locations occupy the same building.

ITEM 3.    LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business. As previously disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, as filed on November 8, 2022, the Company reached a global and binding settlement with the former primary owners of RideNow. The settlement agreement resolved all then pending claims before the Delaware Chancery Court, released certain potential and future claims between the parties, and resulted in no incremental consideration exchanging hands.
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
Holders of Common Stock
As of March 15, 2023, we had approximately 65 stockholders of record of 16,273,768 outstanding shares of Class B Common Stock and two holders of record of 50,000 outstanding shares of Class A Common Stock.
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
ITEM 6.    [RESERVED.]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes included in this 2022 Form 10-K. Unless differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in this MD&A on a consolidated basis. Terms not defined in this MD&A have the meanings ascribed to them in the Consolidated Financial Statements. All dollars are reported in thousands, except per share and per unit amounts.
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
Overview
RumbleOn is the nation’s first and largest technology-based online and in-store marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, a national footprint of physical locations, and full-line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, and make the transition between the two seamless.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of more than 55 company-owned retail locations and fulfillment centers at December 31, 2022 primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions perpetuates our mission to change the customer experience in powersports and build market share, which together represent our North Star. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
RumbleOn’s powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories. Facilitating our platform, RumbleOn’s retail distribution locations represent all major OEMs and their representative brands, including those listed below.

RumbleOn’s Representative Brands
Alumacraft	Intense	Soul Saver (bicycles)
Argo	Kawasaki	Specialized (bicycles)
Benelli	Kayo	Speed/UTV
Bennington (boats)	Kayo Sports	Spyder
Blazer Boats	KTM	SSR
BMW	Lynx (Snowmobiles)	SSR Motorsports
Can-Am	MAGICTILT Jet skis	STACYC (electric)
CF Moto	Manitou	Suzuki
Crevalle Boats	Manitou (Boats)	TideWater
Cub Cadet (mowers)	Mercury (Boats)	Tidewater (Boats)
Ducati	Polaris	TIGE (Boats)
Gas-Gas	Polaris Slingshot	Timbersled (Snow)
Hammerhead Off-Road	Ranger Boats	Trailmaster (off-road/gocarts)
Harley-Davidson	Ryker	Triumph
Hisun	Scarab	Vanderhall
Honda	Sea-Doo	Wellcraft (Boats)
Huricane Boats	Segway Powersports	Yamaha
Indian	Ski-Doo	Yamaha Marine
Indian Motorcycles	Slingshot	Zero Motorcycles

RumbleOn leverages technology and data to streamline operations, improve profitability, and drive lifetime engagements with our customers by offering a best-in-class customer experience with unmatched Omnichannel capabilities. Our Omnichannel platform offers consumers the fastest, easiest, and most transparent transactions available in powersports. RumbleOn customers have access to the most comprehensive powersports vehicle offering, including the ability to buy, sell, trade, and finance online, in store at any of our brick-and-mortar locations, or both. RumbleOn offers financing solutions for consumers; trusted physical retail and service locations; online and in-store instant cash offers, and unparalleled access to pre-owned inventory; and apparel, parts, service, and accessories.
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
RumbleOn completed its business combinations with RideNow Powersports, the nation’s largest powersports retailer group with 41 retail locations, primarily across the Sunbelt (“RideNow”) on August 31, 2021 (the “RideNow Closing Date”). On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (“Freedom Powersports - RE” and together with Freedom Powersports, the “Freedom Entities”), a retailer group with 13 retail locations in Texas, Georgia, and Alabama.
The Key Operating Metrics table below includes the results of the Freedom Entities exclusively from the Freedom Closing Date through December 31, 2022. Please note that results of RideNow and Freedom Powersports prior to the RideNow Closing Date and Freedom Closing Date are not reflected in the presentation below. Increases in line items within the powersports segment are primarily the result of the acquisitions and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the new businesses (the “Acquisition Effect”).

Powersports and Automotive Segments
Revenue
Revenue of is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period these factors. Subject to the resulting Demand/Supply Imbalances, as discussed elsewhere in this MD&A, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-dealer auction market, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessory. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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
Total Gross Profit per Unit (Powersports Segment)
Total gross profit per unit is the aggregate gross profit of the powersports segment in a given period, divided by retail powersports units sold in that period. The aggregate gross profit of the powersports segment includes gross profit generated from the sale of new and used vehicles, income related to the origination of loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from wholesale sales of vehicles.
Total Gross Profit per Unit (Automotive Segment)
Total gross profit per unit is the aggregate gross profit of the automotive segment in a given period, divided by total automotive units sold in that period.

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
Results of Operations
Year Ended December 31, 2022 Compared to December 31, 2021

	Year Ended December 31,
	2022	2021	YoY Change
Revenue
Powersports	$1,033,919	$323,303	$710,616
Automotive	334,273	460,888	(126,615)
Parts, service, accessories	247,562	66,969	180,593
Finance and insurance, net	123,576	29,133	94,443
Vehicle logistics	54,038	43,878	10,160
Total revenue	$1,793,368	$924,171	$869,197
Gross Profit
Powersports	$194,151	$58,431	$135,720
Automotive	10,850	30,746	(19,896)
Vehicle logistics	11,878	9,600	2,278
Parts, service, accessories	112,204	30,267	81,937
Finance and insurance	123,576	29,133	94,443
Total Gross Profit	$452,659	$158,177	$294,482
Total SG&A Expenses	$366,387	$164,077	$202,310
Operating Loss	$(287,122)	$(8,868)	$(278,254)
Net Loss	$(261,513)	$(9,725)	$(251,788)
Adjusted EBITDA (1)	$120,096	$31,013	$89,083
_________________________
(1) Adjusted EBITDA is a supplemental measure of operating performance that does not represent and should not be considered an alternative to net loss or cash flow from operations, as determined by GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core business and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core business. See the section titled “Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to Net Loss.

Revenue
Total revenue increased by $869,197 to $1,793,369 for the year ended December 31, 2022 compared to $924,171 in 2021. Revenue from powersports vehicles, F&I, and PSA increased $985,652 in total, with new vehicle sales contributing $471,340, a category which the Company did not sell before the acquisitions of RideNow and Freedom Powersports. The overall increase in revenue was partially offset by a decrease of $126,615 in automotive revenue, primarily the result of macroeconomic factors in the automotive market and the Company’s decision to focus growth in its more profitable powersports segment.
On a unit basis, the Company sold 46,271 more vehicles in 2022 than in 2021, driven by an increase of 53,883 units sold through retail channels resulting from the Acquisition Effect, partially offset by 7,612 fewer units sold through wholesale channels.
Gross Profit
Gross profit increased in total by $294,482 during the year ended December 31, 2022 compared to 2021, driven collectively by the Acquisition Effect of significantly greater vehicle sales, partially offset by a decrease in the gross margin dollars per unit sold. Gross profit attributable to powersports vehicles, F&I, and PSA increased $312,100, primarily driven by the Acquisition Effect, while gross profit attributable to vehicle logistics and transportation increased $2,278. The overall increases were partially offset by a decrease of ($19,896) in gross profit attributable to the automotive segment, driven primarily by softening Demand/Supply Imbalances and lower sales volume in the automotive segment.

Powersports Metrics (dollars in thousands except per unit)

	Year Ended December 31,
	2022	2021	YoY Change
Revenue
New retail vehicles	$640,972	$169,632	$471,340
Used vehicles
Retail	371,695	86,072	285,623
Wholesale	21,252	67,599	(46,347)
Total used vehicles	392,947	153,671	239,276
Finance and insurance, net	123,576	29,133	94,443
Parts, service and accessories	247,562	66,969	180,593
Total revenue	$1,405,057	$419,405	$985,652

Gross Profit
New retail vehicles	$125,828	$33,278	$92,550
Used vehicles
Retail	67,378	10,609	56,769
Wholesale	945	14,545	(13,600)
Total used vehicles	68,323	25,154	43,169
Finance and insurance, net	123,576	29,133	94,443
Parts, service and accessories	112,204	30,267	81,937
Total gross profit	$429,931	$117,832	$312,099

Vehicle Unit Sales
New retail vehicles	41,649	10,555	31,094
Used vehicles
Retail	28,151	5,599	22,552
Wholesale	3,613	6,231	(2,618)
Total used vehicles	31,764	11,830	19,934
Total vehicles sold	73,413	22,385	51,028

Revenue per vehicle
New retail vehicles	$15,390	$16,071	$(681)
Used vehicles
Retail	13,204	15,373	(2,169)
Wholesale	5,882	10,849	(4,967)
Total used vehicles	12,371	12,990	(619)
Finance and insurance, net	1,770	1,803	(33)
Parts, service and accessories	3,547	4,146	(599)
Total revenue per retail vehicle	$19,825	$21,778	$(1,953)

Gross Profit per vehicle
New vehicles	$3,021	$3,153	$(132)
Used vehicles	$2,151	$2,126	$25
Finance and insurance, net	$1,770	$1,803	$(33)
Parts, service and accessories	$1,608	$1,874	$(266)
Total gross profit per vehicle (1)	$6,159	$7,294	$(1,135)
____________________
(1) Calculated as total gross profit divided by new and used retail powersports units sold.

Revenue
Total powersports vehicle revenue increased by $985,652 to $1,405,057 for the year ended December 31, 2022 compared to $419,405 in 2021. The Acquisition Effect specific to new vehicles, F&I and PSA revenue accounted for approximately $471,340, $94,443, and $180,593, respectively, of the increase; the Company did not sell new vehicles prior to the acquisitions of RideNow and Freedom Powersports. The total number of vehicles sold increased by 51,028 to 73,413 for the year ended December 31, 2022, driven primarily from the Acquisition Effect; new vehicle sales accounted for 31,094 of the increase, used units sold through retail channels increased by 22,552, offset by 2,618 fewer used units sold through wholesale channels. During the year ended December 31, 2022, the Company earned, on average, $13,943 more in total revenue per vehicle from retail customers than wholesale customers. Overall, the average revenue per vehicle decreased by $1,953 from $21,778 to $19,825, much of which is attributable to price levels normalizing during the year ended December 31, 2022 as Demand/Supply Imbalances softened in the overall market.
We believe that average revenue per vehicle is a relatively high number given historical trends for these businesses and we attribute that to a combination of (i) product mix, with in demand vehicles like UTVs and side-by-sides commanding higher prices, supplemented by (ii) elevated pricing of both new and used vehicles given the Demand / Supply Imbalance. We anticipate that unit purchasing levels and sales will continue to grow as we increase penetration in existing markets, build out fulfillment centers and acquire new dealers.
Gross Profit
Powersports vehicle gross profit increased by $312,099 for the year ended December 31, 2022 compared to 2021. This increase in gross profit was primarily due to the Acquisition Effect; $92,550 was specific to new vehicles, $56,769 was due to used retail vehicle sales and F&I, and PSA collectively accounted for $176,380 of the increase. The overall increases in gross profit were partially offset by a decrease of $(13,600) in gross profit from used wholesale vehicle sales, as the Company shifted towards selling vehicles through its more profitable retail channels where feasible. Gross profit per retail vehicle sold decreased $(1,135) per unit, from $7,294 in 2021 to $6,159 in 2022. Macroeconomic conditions were the primary driver of the decrease in gross profit per unit, as the Demand / Supply Imbalance and impacts of the COVID-19 pandemic softened throughout the year ended December 31, 2022, resulting in more competitive market pricing.
Year Ended December 31, 2022 Compared to December 31, 2021
Automotive Metrics (dollars in thousands except per unit)

	Year Ended December 31,
	2022	2021	YoY Change
Revenue	$334,273	$460,888	$(126,615)
Gross Profit	$10,850	$30,746	$(19,896)
Vehicles sold	7,624	12,381	(4,757)
Revenue per vehicle	$43,845	$37,225	$6,620
Gross Profit per vehicle	$1,423	$2,483	$(1,060)
Revenue
Total automotive vehicle revenue decreased by $(126,615) to $334,273 for the year ended December 31, 2022 compared to $460,888 for 2021 as a result of (4,757) fewer vehicles sold. During the year ended December 31, 2022, the Company made a strategic decision to purchase and sell fewer automotive units due to less favorable macroeconomic conditions as compared to the same period in 2021. The decreases are primarily the result of softening macroeconomic conditions and softening of the Demand/Supply Imbalances during the year ended December 31, 2022.
Gross Profit
Automotive vehicle gross profit decreased by $(19,896) to $10,850 for the year ended December 31, 2022 compared to $30,746 in 2021. The decrease is primarily the result of a 42.7% decrease in gross profit per vehicle sold and a 38.4% decrease in automotive vehicles sold during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Year Ended December 31, 2022 Compared to December 31, 2021
Vehicle Logistics Metrics - before intercompany eliminations (dollars in thousands except per unit)

	Year Ended December 31,
	2022	2021	YoY Change
Revenue	$57,317	$48,804	$8,513
Gross Profit	$12,307	$9,600	$2,707
Vehicles transported	89,685	84,540	5,145
Revenue per vehicle transported	$639	$577	$62
Gross Profit per vehicle transported	$137	$114	$23
Revenue
Total revenue increased by $8,513 or 17.4% to $57,317 for the year ended December 31, 2022 compared to $48,804 in 2021. The increase in total revenue resulted from the transport of 89,685 vehicles at revenue per vehicle transported of $639 compared to revenue from the transport of 84,540 vehicles at a revenue per vehicle transported of $577 in 2021.
In the normal course of operations, the Company utilizes transportation services of its vehicle logistics and transportation services segment. For the years ended December 31, 2022 and 2021, intercompany freight services provided by Wholesale Express were $3,278 and $4,925, respectively and were eliminated in the consolidated financial statements.
Gross Profit
Total gross profit for the year ended December 31, 2022 increased $2,707 or 28.2% to $12,307, or $137 per vehicle transported, as compared to $9,600 or $114 per vehicle transported in 2021. The increased gross profit was attributed to an increase in both number of vehicles transported as well as higher revenue per vehicle transported and gross profit per vehicle transported.
Year Ended December 31, 2022 Compared to December 31, 2021
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

	December 31,		YOY
	2022	2021	Change
Compensation and related costs	$213,300	$63,473	$149,827
Stock based compensation	9,372	29,219	(19,847)
Advertising and marketing	31,327	14,425	16,902
Technology development and software	3,352	1,992	1,360
Facilities	43,413	9,568	33,845
General and administrative	65,623	45,400	20,223
Total SG&A Expenses	$366,387	$164,077	$202,310
Selling, general and administrative expenses increased by $202,310 for the year ended December 31, 2022 compared to 2021. In each case other than technology development and software, the increases were the result of the Acquisition Effect, with over 2,000 additional employees, marketing initiatives at the store level, general and administrative costs associated with a larger team, and lease/facility expense related to 55+ new locations from the RideNow Transaction and Freedom Transaction. In the case of technology and development, the Company continued to drive forward strategic technology projects focused on inventory management, infrastructure, and integration efforts.
Depreciation and Amortization
Depreciation and amortization increased by $16,976 to $23,079 for the year ended December 31, 2022 compared to $6,103 for 2021. The increase in depreciation and amortization is a result of the cumulative investments made in connection with the development of the business which included capitalized technology acquisition and development costs of $7,003 and $10,355 in additions to property and equipment for the year ended December 31, 2022 as compared to $1,266 of capitalized technology acquisition and development costs and $2,707 in additions to property and equipment for the year ended December 31, 2021. For the year ended December 31, 2022, amortization of capitalized technology development was $4,711 as compared to $1,710 for the same period of 2021. Amortization of non-compete agreements was $10,601 during the year ended December 31, 2022 as compared to $2,479 for the same period of 2021. Depreciation and amortization on vehicle, furniture, equipment and leasehold improvements was $7,766 as compared to $210 for the same period of 2021.
Interest Expense
Interest expense increased $37,463 to $53,868 for the year ended December 31, 2022 compared to $16,405 in 2021. Interest expense consists of interest on the: (i) term loan credit agreement (the “Oaktree Credit Facility”); (ii) various floorplan facilities, including the used powersports inventory financing credit facility with J.P. Morgan; (iii) private placement notes; and (iv) convertible senior notes. The increase in interest expense for the year ended December 31, 2022 as compared to the same period of 2021 is primarily related to the acquisition of Freedom Powersports, as we borrowed $84,500 in new debt from the Oaktree Credit Facility to finance the Freedom Transaction. In addition, the Company assumed floorplan facilities as part of the Freedom Transaction, which were used throughout the year ended December 31, 2022 to finance the purchase of inventory. Overall higher interest rates on the Company’s borrowings throughout the year ended December 31, 2022 as compared to the same period of 2021 also contributed to higher interest expense. See Note 10-Notes Payable and Lines of Credit for additional discussion.
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
The change in value of the derivative liability for the year ended December 31, 2022 and 2021 was approximately $39 and $(8,799), respectively, and is included in change in derivative liability in the Consolidated Statement of Operations. The value of the derivative liability as of December 31, 2022 and 2021 was approximately $26 and $66, respectively.
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
Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense, depreciation and amortization, changes in derivative liabilities and certain recoveries, income tax benefits, and other non-recurring costs, as these charges and expenses are not considered a part of our core business operations and are not necessarily an indicator of ongoing, future company performance.
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
For the years ended December 31, 2022 and 2021, adjustments to calculating Adjusted EBITDA are primarily comprised of:
•Non-cash stock-based compensation expense recorded in the Consolidated Statement of Operations,
•Transaction costs associated with the RideNow Transaction and Freedom Transaction, which primarily include professional fees and third-party costs,
•Purchase accounting adjustments, which represent one-time expenses related to the Freedom Transaction and RideNow Transaction,
•Forgiveness of the PPP loan,
•Lease expense associated with favorable related party leases in excess of contractual lease payments,
•Charges for the settlement of disputes and claims with former minority shareholders of RideNow,
•Expenses attributable to a discontinued project in Fort Worth, Texas,
•Charges for impairment of goodwill and franchise rights,
•Gain on the sale of a dealership,
•Costs attributable to unused lease costs, and
•Other non-recurring costs, which includes items not indicative of our ongoing operating performance. For the year ended December 31, 2022, the balance was primarily comprised of integration costs and professional fees associated with the Freedom Transaction and the RideNow Transaction, technology implementation, legal matters, establishment of the ROF secured loan facility, and a death benefit to the estate of the Company’s former Chief Financial Officer and director. For the year ended December 31, 2021, the balance was primarily related to litigation expenses and a death benefit to the estate of the Company’s former Chief Financial Officer and director.
The following tables reconcile Adjusted EBITDA to net loss for the periods presented:

	December 31,
	2022	2021
Net loss	$(261,513)	$(9,725)
Add back:
Interest expense	53,869	16,405
Depreciation and amortization	23,079	6,103
Income tax benefit	(72,598)	(21,665)
EBITDA	$(257,163)	$(8,882)
Adjustments:
Change in derivative and warrant liabilities	(39)	8,799
Costs attributable to store openings and closures	233	$—
Expenses for discontinued project in Fort Worth, Texas	2,141	$—
Gain on sale of dealership	(3,898)	—
Impairment of goodwill and franchise rights	350,315	—
Insurance proceeds	—	(3,135)
Lease expense associated with favorable related party leases in excess of contractual lease payments	1,340	—
Settlement costs	8,381	—
Other non-recurring costs	9,792	2,025
PPP Loan forgiveness	(2,509)	(2,682)
Purchase accounting related	177	1,388
Stock based compensation	9,372	29,219
Transaction costs	1,954	4,281
Adjusted EBITDA	$120,096	$31,013

Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. On October 26, 2022, the Company entered into a $75,000 used powersports inventory financing credit facility with J.P. Morgan.
During the year ended December 31, 2022, we drew $84,500 from the Oaktree Credit Facility, which was used to finance a portion of the cash consideration for the Freedom Transaction. On December 31, 2022, the Company paid down $15,000 towards the Oaktree Credit Facility. As of December 31, 2022, the Oaktree Credit Facility provides for up to $35,500 in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions and working capital purposes.
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
We had the following liquidity resources available as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
Cash	$48,579	$48,974
Restricted cash (1)	10,000	3,000
Total cash and restricted cash	58,579	51,974
Availability under short-term revolving facilities	137,518	124,116
Committed liquidity resources available	$196,097	$176,090

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s various floorplan lines of credit and RumbleOn Finance line of credit.
As of December 31, 2022 and 2021, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $599,815 and $384,585, respectively, summarized in the table below. See Note 10-Notes Payable and Lines of Credit, Note 11-Convertible Notes, and Note 12-Stockholders Equity to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this 2022 Form 10-K for further information on our debt.

	December 31,
	2022	2021
Asset-Based Financing:
Inventory	$225,431	$97,278
Total asset-based financing	225,431	97,278
Term loan facility	346,066	279,300
RumbleOn Finance secured loan facility	25,000	—
Unsecured senior convertible notes	38,750	39,006
PPP and other loans	—	4,472
Total debt	635,247	420,056
Less: unamortized discount and debt issuance costs	(35,432)	(35,471)
Total debt, net	$599,815	$384,585
The following table sets forth a summary of our cash flows.

	December 31,
	2022	2021
Net cash used in operating activities	$(18,887)	$(32,177)
Net cash used in investing activities	(82,204)	(378,831)
Net cash provided by financing activities	107,696	459,466
Net increase in cash	$6,605	$48,458
Operating Activities
Our primary sources of operating cash flows result from the sales of new and pre-owned vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, parts and merchandise, cash used to acquire customers, technology development, and personnel-related expenses. For the year ended December 31, 2022, net cash used in operating activities of $(18,887) decreased by $13,290 compared to net cash used in operating activities of $(32,177) in 2021, primarily driven by higher operating income. Excluding charges for impairment of goodwill and franchise rights of $350,315 recognized during the year ended December 31, 2022, net income before taxes increased $47,594 as compared to the same period in 2021.
The majority of the changes in finance receivables are accompanied by changes in line of credit and notes payable, which are issued to fund powersports vehicle loans originated by RumbleOn Finance. Proceeds from the RumbleOn Finance line of credit were $25,000 for the year ended December 31, 2022 and are separately reflected as cash from financing activities. Due to the presentation differences between finance receivables and proceeds from the RumbleOn Finance line of credit on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
Investing Activities
Our primary use of cash for investing activities is for technology development and acquisitions to expand our operations. Cash used in investing activities for the year ended December 31, 2022 was $82,204, a decrease of $296,627 compared to 2021.
The decrease in cash used in investing activities results was primarily driven by a decrease of $301,730 in cash used in acquisitions. For the year ended December 31, 2022, cash used for acquisitions net of cash received of $69,584 was primarily comprised of: (i) $64,346 in cash used for the acquisition of Freedom Powersports, (ii) $4,733 for the acquisition of two Polaris franchises in Texas, and (iii) $505 for the acquisition of a Honda franchise in Texas. For the year ended December 31, 2021, cash used for acquisitions net of cash received of $371,314 was primarily comprised of cash used for the acquisitions of RideNow and RNBeach, LLC (“Beach”).

The overall decrease for the year ended December 31, 2022 was partially offset by an increase of $5,132 in capitalized technology development costs as compared to 2021.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was $107,696 for the year ended December 31, 2022 compared to $459,466 for 2021. The $(351,770) decrease in cash provided by financing activities for the year ended December 31, 2022 as compared to the same period of 2021 was a result of: (i) a decrease of ($191,241) in proceeds from two stock offerings that occurred in 2021; (ii) a decrease of ($176,951) in net proceeds from senior secured debt; and (iii) an increase in repayments of deb and mortgage notes of $(49,235), which includes a voluntary principal repayment of $15,000 to the Oaktree Credit Facility. The overall decrease was partially offset by (i) an increase of $32,362 in borrowings from non-trade floor plan lines, (ii) an increase of $25,000 in borrowings on the RumbleOn Finance line of credit to fund loan receivables, and (iii) an increase of $8,297 in proceeds from the issuance of notes during the year ended December 31, 2022 as compared to the same period of 2021.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Acquisition of Freedom Powersports
On February 18, 2022, the Company closed on the acquisition of Freedom Powersports, which included all business and real estate assets, subject to customary net working capital and indebtedness adjustments, for an aggregate consideration of approximately $129,971. The aggregate consideration consisted of approximately $83,291 for the Freedom Powersports business and approximately $46,680 for acquired real estate properties, including the payoff of outstanding mortgage debt on the real estate assets in the aggregate amount of approximately $27,025. The aggregate consideration was paid using cash on hand, $84,500 drawn from the Company’s delayed draw facility under the Oaktree Credit Facility, and the issuance of 1,048,718 restricted shares of RumbleOn Class B common stock. The restricted shares were subject to a six-month lock-up and resale registration rights.
Funding of RumbleOn’s Consumer Finance Subsidiary
On February 4, 2022, RumbleOn Finance (“ROF”) and ROF SPV I, LLC, an indirect subsidiary of RumbleOn, entered into a secured loan facility (“Consumer Finance Facility”) primarily to provide up to $25,000 for the underwriting of consumer loans underwritten by ROF. Credit Suisse AG, New York Branch (“Credit Suisse”) is the managing agent of the loan agreement, and RumbleOn Finance is the borrower. All loans under this agreement are secured by certain collateral including the consumer finance loans purchased by the ROF Consumer Finance Facility.
Credit Suisse provided customary representations and covenants under the agreements which include financial covenants and collateral performance covenants. Loans sold to or in the ROF Consumer Finance Facility are subject to certain eligibility criteria, concentration limits and reserves.
Related Party Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a director of the Company, that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services, all of which remain in development as of December 31, 2022.
The Company has made cash payments totaling $3,600 for the license during the year ended December 31, 2022. The Company pays, on monthly basis since the agreement was signed, $30 for the support and maintenance services. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party.

Repayment of Convertible Note
On January 31, 2022, the Company made its final scheduled payment on the convertible note entered into on February 3, 2019 in connection of the acquisition of AutoSport. The carrying amount on the Company’s balance sheet as of December 31, 2022 was $0.
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
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 2022 Form 10-K, for more detailed information regarding our critical accounting policies.
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
In the fourth quarter of 2022 and as first announced on the Company’s third quarter earnings call which took place on November 9, 2022, the Company disclosed its plan to explore strategic alternatives for its automotive segment. The Company is now expecting to wind down its wholesale automotive business in the first half of 2023. The Company’s 2023 revenue forecast only includes the sales of the remaining inventory at December 31, 2022, which represents a substantial reduction in revenues and earnings compared to historical periods. Management expects operations of the automotive segment to cease in fiscal year 2023 and its cash flow forecast reflects such facts and timelines.
Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and other fair value adjustments with respect to certain assets acquired and liabilities assumed. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.

We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights and non-compete intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.
Refer to Note 2. Acquisitions for further discussion of the Company’s business combinations.
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1st, or whenever events or changes in circumstances indicate that an impairment may exist.
We have three reportable segments, operating segments, and reporting units, as defined in GAAP for segment reporting and goodwill testing: (1) powersports, (2) automotive and (3) vehicle logistics, each of which is separately evaluated for purposes of goodwill testing. We first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount; if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.
Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.

The fair value measurement associated with the quantitative goodwill and indefinite lived intangible assets test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill and franchise rights could significantly increase or decrease the fair value estimates used for impairment assessments.
As disclosed in Note 8, the Company performed its annual goodwill and franchise rights impairment test on October 1, 2022 and subsequently updated its quantitative impairment test as of December 31, 2022 because a triggering event was identified due to declines in the Company’s market capitalization and other factors occurring in the fourth quarter of 2022. Impairment amounts recognized in the Company’s 2022 annual financial statements represent aggregate impairment charges recognized from both the October 1 and December 31, 2022 quantitative impairment tests.
In connection with its fourth quarter 2022 goodwill impairment test, the Company recognized noncash goodwill impairment charges of $26,039 to the Company’s automotive reporting unit and $218,646 to the Company’s powersports reporting unit for the year ended December 31, 2022. The estimated fair value of the Company’s vehicle logistics reporting unit exceeded its carrying value and no impairment was required. The Company also recognized noncash franchise rights impairment charges of $105,630 to the Company’s powersports segment resulting from its fourth quarter 2022 impairment tests.
Newly Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies will still have an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 for its fiscal year beginning January 1, 2023, and does not expect it to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. While our senior secured debt and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The Company will adopt ASU 2021-08 for its fiscal year beginning January 1, 2023, and does not expect it to have a material impact on the Company’s financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item in not applicable as we are currently considered a smaller reporting company.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this 2022 Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934,as amended (the "Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer ("CEO”) and Chief Financial Officer ("CFO”), the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in our internal control over financial reporting as described below.
Management's Report on Internal Control Over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP in the United States.
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting was not effective as of December 31, 2022, because of an identified material weakness in our internal control over financial reporting described below.
Remediation of Previously Identified Material Weaknesses & Other Remediation Activities
As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting as follows:
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

In 2022, we implemented measures designed to improve internal control over financial reporting to remediate the control deficiencies that led to the material weaknesses described above. The remediation measures taken included:
•We hired a new Chief Financial Officer.
•We have engaged third-party resources to support our internal control testing and remediation efforts and act as subject matter experts, and hired additional resources to oversee remediation efforts.
•We have hired a Head of Internal Audit, a senior level position reporting directly to the Audit Committee, to implement and oversee a newly established Internal Audit department.
•We hired a Vice President of Tax, Chief Technology Officer, and other key accounting and financial reporting positions, including a Vice President of Financial Planning and Analysis, to augment our accounting staff. We believe these additional accounting and finance personnel will enhance our compliance and oversight regarding internal control over financial reporting.
•We have conducted a risk assessment over our internal control environment, including reviewing and prioritizing individual control deficiencies for remediation, including those which aggregated to the above material weaknesses.
•We have documented and in the process of executing remediation action items, including the expansion of mitigating controls where appropriate.
•We have implemented tools to enhance and centralize general information technology components.
•We have implemented reporting to provide periodic updates to our Audit Committee on the status of the remediation activities.
As of December 31, 2022, management determined the enhancements to controls noted above have been in place for a sufficient period of time and has concluded, through testing, that the material weaknesses identified above as of December 31, 2021 have been remediated. However, as described below, we identified a material weakness as of December 31, 2022 related to the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment.
Material Weakness Following the Integration of the RideNow Business
As part of the Company’s assessment of internal control over financial reporting for the year ended December 31, 2022, management identified the following material weakness:
•There was an insufficient number of accounting resources to facilitate an effective control environment following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. Consequently, the Company did not effectively operate process-level control activities related to elimination of intercompany transactions, review and approval of certain reconciliations, accounting estimates accounting for non-routine transactions, and management review controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on the material weakness described above, we have concluded that as of December 31, 2022, our internal control over financial reporting was not effective.
As set forth below, management has taken and will continue to take steps to remediate the material weakness identified as of December 31, 2022. Notwithstanding this material weakness, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this 2022 Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the year ended December 31, 2022.
You should also consider that we have excluded from our assessment of internal control over financial reporting the acquired Freedom entities in accordance with appropriate guidance from the SEC. These acquired entities comprise total assets of $122,204 (or 12% of total assets of the Company) and total revenue of $203,994 (or 11% of total revenue of the Company) included in our Consolidated Financial Statements as of and for the year ended December 31, 2022. For additional information about the Freedom Transaction, see Note 2— Acquisitions, in Item 8. Financial Statements and Supplementary Data of this 2022 Form 10-K.
Our independent auditors, Grant Thornton LLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. As a result of the material weakness described above, Grant Thornton LLP has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, which appears in Item 8. Financial Statements and Supplementary Data of this 2022 Form 10-K.
Management’s Remediation Plan
In response to the material weakness discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, which include the following:
•We are committed to hiring additional accounting resources with the required technical expertise and clearly defined roles & responsibilities.
•We are evaluating system enhancements to automate the consolidation and elimination of intercompany transactions.
•We are in process of enhancing the overall review and approval process relating to elimination of these entries.
•We are enhancing review and approval controls related to reconciling certain accruals and accounting estimates.
•We are in the process of implementing proper governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.
Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.
Changes in Internal Control over Financial Reporting
Other than described above in Item 9A, Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022.

PART IV
ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.
(a)We have filed the following documents as part of this 2022 Form 10-K:
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

10.25	#	Executive Employment Agreement, dated August 31, 2021, between Beverley Rath and RumbleOn, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.26		Registration Rights and Lock-Up Agreement, dated November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2021).
21.1		Subsidiaries*
23.1		Consent of Grant Thornton LLP*
23.2		Consent of FORVIS, LLP (formerly Dixon Hughes Goodman LLP)*
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document.*
101.SCG	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
#	Management Compensatory Plan

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

RumbleOn, Inc.

Date: March 16, 2023	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marshall Chesrown	Chairman of the Board of Directors and	March 16, 2023
Marshall Chesrown	Chief Executive Officer (Principal Executive Officer)

/s/ Blake Lawson	Chief Financial Officer	March 16, 2023
Blake Lawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam Alexander	Director	March 16, 2023
Adam Alexander

/s/ Shin Lee	Director	March 16, 2023
Shin Lee

/s/ Peter Levy	Director	March 16, 2023
Peter Levy

/s/ Michael Marchlik	Director	March 16, 2023
Michael Marchlik

/s/ Kevin Westfall	Director	March 16, 2023
Kevin Westfall

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an adverse opinion.
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
Impairment of goodwill and franchise rights of Powersports Reporting Unit
As described further in note 8 to the financial statements, the Company performed impairment testing of goodwill and franchise rights of the Powersports reporting unit. As a result of performing the impairment tests, the Company recorded $218.6 million of goodwill impairment expense and $105.6 million of impairment expense associated with the Company’s franchise rights. The Company estimates the fair values of its reporting units using a combination of discounted cash flow analysis and market-based valuation methodologies. Management utilized a third-party valuation firm to assist with determining the estimated fair values used in the aforementioned impairment tests.
The principal consideration for our determination that impairment of goodwill and franchise rights of the Powersports reporting unit is a critical audit matter is the degree of auditor judgment required to assess the reasonableness of key inputs to valuation models used by management to estimate these fair values. Specifically, the key inputs which we determined required especially challenging, subjective or complex judgments included: (1) forecasted cash flows of the Powersports reporting unit and the attribution of those cash flows to certain assets of the reporting unit, (2) the implied control premium and (3) discount rates used to estimate the present values of the Powersport reporting unit’s forecasted cash flows. Performing audit procedures to evaluate management’s assumptions required the need to involve valuation specialists.

Our audit procedures related to the impairment of goodwill and franchise rights of the Powersports reporting unit included the following, among others:
•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the forecasted cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
•We assessed the reasonableness of forecasted cash flows by comparing the forecasted cash flows with historical results and the Company’s budget.
•With the assistance of a valuation specialist:
◦We evaluated the reasonableness of the discount rate applied to forecasted cash flows.
◦We evaluated the reasonableness of attribution of the Company’s forecasted cash flows to various asset classes necessary to compute the fair value of the Company’s franchise rights.
◦We evaluated the reasonableness of the implied control premium by comparing to a range of control premiums observed from similar transactions.
Valuation of Acquired Franchise Rights Intangible Assets

As described further in note 2 to the financial statements, the Company closed the acquisition of the Freedom Powersports business on February 18, 2022. Additionally, in 2022 the Company completed its business combination accounting related to the Company’s acquisition of the RideNow business, which closed on August 31, 2021. The value of acquired franchise rights was $39.7 million for Freedom Powersports and $296.5 million for RideNow. Business combination accounting requires management to estimate the acquisition date fair values of the consideration exchanged and to record acquired assets and liabilities at their estimated fair values as of the acquisition date. The Company utilized a third-party valuation firm to assist management in estimating the fair value measurements.
The principal consideration for our determination that the valuation of the acquired franchise rights intangible assets is a critical audit matter is the degree of judgment necessary to determine if key inputs to valuation models used by management to estimate the fair values of the acquired franchise rights intangible assets were reasonable in the circumstance. Specifically, those key inputs which we determined to require especially challenging, subjective or complex judgments included: 1) forecasted cash flows attributable to the acquired franchise rights for each acquisition, and 2) the discount rate applied to those net cash flows to measure the estimated fair values of the acquired franchise rights. Performing audit procedures to evaluate management’s assumptions required the need to involve valuation specialists.
Our audit procedures related to the valuation of acquired franchise rights referenced above included the following, among others:
•We tested the design and operating effectiveness of relevant controls relating to management’s preparation and review of the forecasted cash flows and the discount rate applied, and review of the methodologies applied by third-party valuation specialists engaged by the Company.
•We assessed the reasonableness of the forecasted cash flows by comparing the forecasted cash flows with historical results.
•With the assistance of a valuation specialist, we evaluated the reasonableness of the discount rates applied to forecasted cash flows.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2022.
Dallas, Texas
March 16, 2023

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
/s/ FORVIS LLP
We have served as the Company’s auditor from 2021 to 2022.

Charlotte, North Carolina
April 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of RumbleOn, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not have a sufficient number of accounting resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. As a consequence, the Company did not effectively operate process-level control activities related to elimination of intercompany transactions, review and approval of certain reconciliations, accounting estimates, accounting for non-routine transactions and management review controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 16, 2023 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Freedom Powersports, LLC and Freedom Powersports Real Estate, LLC (collectively, the “Freedom Entities”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting approximately 12 and 11 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, the Freedom Entities were acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Freedom Entities.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON
Dallas, Texas
March 16, 2023

RumbleOn, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$48,579	$48,974
Restricted cash	10,000	3,000
Accounts receivable, net	33,758	40,166
Inventory	331,721	201,666
Prepaid expense and other current assets	7,424	6,335
Total current assets	431,482	300,141

Property and equipment, net	76,078	21,417
Right-of-use assets	161,822	133,112
Goodwill	21,142	260,922
Intangible assets, net	247,413	302,066
Deferred tax assets	58,115	—
Other assets	31,158	10,091
Total assets	$1,027,210	$1,027,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$82,618	$77,317
Vehicle floor plan note payable	225,431	97,278
Current portion of senior secured debt, convertible debt, and notes payable	3,645	4,476
Total current liabilities	311,694	179,071
Long -term liabilities:
Senior secured note	317,494	253,438
Convertible debt, net	31,890	29,242
Line of credit and notes payable	25,000	150
Operating lease liabilities	126,695	114,687
Deferred tax liabilities	—	7,586
Other long-term liabilities	8,422	11,930
Total long-term liabilities	509,501	417,033
Total liabilities	821,195	596,104

Commitments and contingencies (Notes 2, 8, 9, 10, 11, 12, 14, 19, 21)

Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 16,184,264 and 14,882,022 shares issued and outstanding as of December 31, 2022 and 2021, respectively	16	15
Additional paid in capital	585,937	550,055
Accumulated deficit	(375,619)	(114,106)
Class B stock in treasury, at cost, 123,089 shares as of December 31, 2022 and 2021	(4,319)	(4,319)
Total stockholders' equity	206,015	431,645
Total liabilities and stockholders' equity	$1,027,210	$1,027,749
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenue:
Vehicles sales
Powersports	$1,033,919	$323,303
Automotive	334,273	460,888
Parts, service and accessories	247,562	66,969
Vehicle logistics	54,038	43,878
Finance and insurance, net	123,576	29,133
Total revenue	1,793,368	924,171

Cost of revenue:
Powersports	839,768	264,872
Automotive	323,423	430,142
Parts, service and accessories	135,358	36,702
Vehicle logistics	42,160	34,278
Total cost of revenue	1,340,709	765,994

Gross profit	452,659	158,177

Selling, general and administrative	366,387	164,077
Impairment of goodwill and franchise rights	350,315	—
Insurance recovery	—	(3,135)
Depreciation and amortization	23,079	6,103

Operating loss	(287,122)	(8,868)

Interest expense	(53,868)	(16,405)
Other income	4,331	—
Change in derivative liability	39	(8,799)
Forgiveness of PPP Loan	2,509	2,682

Loss before income taxes	(334,111)	(31,390)

Income tax benefit	(72,598)	(21,665)
Net loss	$(261,513)	$(9,725)

Weighted average number of common shares outstanding – basic and fully diluted	15,871,005	6,920,318
Loss per share – basic and fully diluted	$(16.48)	$(1.41)
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity
For the Two Years Ended December 31, 2022 and 2021
(Dollars in thousands, except per share amounts)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Common B Shares		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2020	50,000	$—	2,191,633	$2	$108,949	$(104,381)	—	$—	$4,570
Issuance of common stock, net of issuance cost	—	—	6,102,027	6	191,235	—	—	—	191,241
Issuance of common stock for restricted stock units	—	—	878,118	1	(1)	—	—	—	—
Issuance of common stock in acquisition	—	—	5,833,333	6	200,953	—	—	—	200,959
Treasury stock purchases	—	—	(123,089)	—	—	—	123,089	(4,319)	(4,319)
Issuance of warrant	—	—	—	—	19,700	—	—	—	19,700
Stock-based compensation	—	—	—	—	29,219	—	—	—	29,219
Net loss	—	—	—	—	—	(9,725)	—	—	(9,725)
Balance, December 31, 2021	50,000	—	14,882,022	15	550,055	(114,106)	123,089	(4,319)	431,645
Issuance of common stock for restricted stock units	—	—	255,970	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,510	—	—	—	26,511
Shares cancelled in connection with Freedom acquisition	—	—	(2,446)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,372	—	—	—	9,372
Net loss	—	—	—	—	—	(261,513)	—	—	(261,513)
Balance, December 31, 2022	50,000	$—	16,184,264	$16	$585,937	$(375,619)	123,089	$(4,319)	$206,015
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
For the Two Years Ended December 31, 2022 and 2021
(Dollars in thousands, except per share amounts)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(261,513)	$(9,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,079	6,103
Amortization of debt discount	6,383	4,386
Forgiveness of PPP Loan	(2,509)	(2,682)
Stock based compensation expense	9,372	29,219
Impairment loss on goodwill and franchise rights	350,315	—
Loss (gain) from change in value of derivatives	(39)	8,799
Deferred taxes	(76,637)	(22,545)
Originations of loan receivables, net of principal payments received	(27,934)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,913	(9,756)
Inventory	(102,323)	(53,226)
Prepaid expenses and other current assets	(248)	(1,102)
Other assets	284	(4,528)
Other liabilities	1,606	4,748
Accounts payable and accrued liabilities	(4,904)	3,013
Floor plan trade note borrowings	60,268	15,119
Net cash used in operating activities	(18,887)	(32,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions; net of cash received	(69,584)	(371,314)
Technology development	(7,003)	(1,871)
Purchase of property and equipment	(5,617)	(5,646)
Net cash used in investing activities	(82,204)	(378,831)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	84,500	261,451
Repayments of debt and mortgage notes	(49,235)	—
Repayments of issuance of notes	(2,117)	(10,413)
Increase in borrowings from non-trade floor plans	49,548	17,187
Proceeds from RumbleOn Finance (“ROF”) credit facility for the purchase of consumer finance loans	25,000	—
Net proceeds from sale of common stock	—	191,241
Net cash provided by financing activities	107,696	459,466

NET CHANGE IN CASH	6,605	48,458
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	51,974	3,516
CASH AND RESTRICTED CASH AT END OF PERIOD	$58,579	$51,974
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
(Dollars in thousands, except per share data)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RumbleOn is the nation's first, largest, and only publicly-traded, technology-based platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people in more places than ever before. We are transforming the powersports customer experience by giving consumers what they want - a wide selection, great value and quality, transparency, and an easy, friction-free transaction. Every element of our business, from inventory procurement to fulfillment to overall ease of transactions, whether online or on-site at one of our 55 retail locations, has been built for a singular purpose – to create a customer experience without peer in the powersports industry.
Although our primary focus is on the customer experience and building market share in the powersports industry, during 2022 we participated in the wholesale automotive industry through our wholly-owned distributors of used automotive inventory, Wholesale, Inc. ("Wholesale Inc") and our exotics retailer AutoSport USA, Inc., which does business under the name Got Speed. In the third quarter of 2022, we announced we would be winding down our wholesale automotive business, which we expect to complete during the first half of 2023. Our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers.
On August 31, 2021 (the “RideNow Closing Date”), RumbleOn, Inc. completed its business combination with RideNow Powersports, the nation's largest powersports retailer group (“RideNow”). On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (“Freedom Powersports - RE”) and together with Freedom Powersports, the “Freedom Entities”), a retailer group with 13 locations in Texas, Georgia, and Alabama (refer to Note 2 - Acquisitions).
In the fourth quarter of 2022, the Company disclosed its plan to explore strategic alternatives for its automotive business. The Company is now expecting to wind down the wholesale automotive business during the first half of 2023.
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
Cash and Cash Equivalents
The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash or cash equivalents. As of December 31, 2022, and 2021, the Company did not have any investments with maturities less than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these cash concentrations. The Company only uses highly rated financial institutions to hold its cash deposits.
Restricted Cash
Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities and any undistributed amounts collected on the finance receivables pledged under the Company's finance receivable facilities as explained in Note 10- Notes Payable and Lines of Credit.
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
Technology Development Costs
Technology development costs are accounted for pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. Capitalized technology development is amortized on a straight-line basis over periods ranging from three to five years. The Company will perform periodic assessment of the useful lives assigned to capitalized software applications.
Accounting for Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and other fair value adjustments with respect to certain assets acquired and liabilities assumed. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.

We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights and non-compete intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.
On August 31, 2021, the Company completed its acquisition of RideNow. The Company finalized its accounting for consideration transferred, assets acquired, and liabilities assumed in the third quarter of 2022; all adjustments were recorded within the measurement period, that ended on August 31, 2022. Total goodwill acquired as part of the RideNow acquisition was $207,675.
On February 18, 2022, the Company completed its acquisition of the Freedom Entities. Consideration transferred for acquired assets and liabilities assumed has been recorded on a provisional basis as of December 31, 2022. Total goodwill acquired as part of the Freedom Entities acquisition was $29,099.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Intangible assets are recognized and recorded at their acquisition date fair values. Indefinite-lived intangible assets consist primarily of franchise rights, and definite-lived intangible assets consist primarily of non-compete agreements, which are amortized on a straight-line basis over the relevant contractual terms. Goodwill and intangible assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. We have three reportable segments and reporting units as defined in generally accepted accounting principles for segment reporting and goodwill testing: (1) powersports, (2) automotive and (3) vehicle logistics.
Management analyzes goodwill and intangible assets associated with these segments for potential impairment. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.
Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.
The fair value measurement associated with the quantitative goodwill and indefinite lived intangible assets test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill and franchise rights could significantly increase or decrease the fair value estimates used for impairment assessments.
As disclosed in Note 8, the Company performed its annual goodwill and franchise rights impairment test on October 1, 2022 and subsequently updated its quantitative impairment test as of December 31, 2022 because a triggering event was identified due to declines in the Company’s market capitalization and other factors occurring in the fourth quarter of 2022. Impairment amounts recognized in the Company’s 2022 annual financial statements represent aggregate impairment charges recognized from both the October 1 and December 31, 2022 quantitative impairment tests.
In connection with its fourth quarter 2022 goodwill impairment test, the Company recognized noncash goodwill impairment charges of $26,039 to the Company’s automotive reporting unit and $218,646 to the Company’s powersports reporting unit for the year ended December 31, 2022. The estimated fair value of the Company’s vehicle logistics reporting unit exceeded its carrying value and no impairment was required. The company also recognized noncash franchise rights impairment charges of $105,630 to the Company’s powersports reporting unit resulting from its fourth quarter 2022 impairment tests.
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
Other Assets
Other assets consist of various items, including long-term finance receivables, debt issuance costs associated with lines of credit, lease deposits, and other long-term assets.
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
Advertising and Marketing Expenses
Advertising and marketing costs are expensed as incurred and are included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Advertising and marketing expenses were $31,327 and $14,425 for the years ended December 31, 2022 and 2021, respectively.
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
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense. See Note 12 – Stockholders’ Equity for additional information on stock-based compensation.

Defined Contribution Plan
The Company sponsors the RumbleOn, Inc. 401(k) Plan and RumbleOn 401(k) Plan (the "Retirement Savings Plans"), for eligible employees. Employees electing to participate in the Retirement Savings Plans may contribute up to 75% of their annual eligible compensation. The Company provides matching contributions for employee contributions on a discretionary basis. Employer contributions to the plan, net of forfeitures, were approximately $192 and $722 for the year ended December 31, 2022 and 2021. Employer contributions are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.
Fair Value of Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.
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
Embedded Conversion Features
The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity (“ASC 815”) to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under the ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for our convertible debt instruments is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on the consolidated balance sheets and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to their face amount over the term of the convertible debt.
From time to time, the Company has issued convertible notes that have conversion prices that create an embedded beneficial conversion feature pursuant to the guidelines established by the ASC 470-20. The Beneficial Conversion Feature (“BCF”) of a convertible security is normally characterized as the convertible portion or feature of certain securities that provide a rate of conversion that is below market value or in-the-money when issued. The Company records a BCF related to the issuance of a convertible security when issued and also records the estimated fair value of any conversion feature issued with those securities. Beneficial conversion features that are contingent upon the occurrence of a future event are recorded when the contingency is resolved. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The Company calculates the fair value of the conversion feature embedded in any convertible security using an open-form binomial option pricing model (“lattice model”) that simulates, in a non-linear, risk-neutral framework, the stock price of the Company’s common stock.

Common Stock Warrants
The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock is classified as equity. The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's freestanding derivatives financing satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock. There are 16,530 warrants to purchase common stock outstanding at December 31, 2022 consisting of: (i) 10,913 warrants issued to underwriters in connection with the October 23, 2017 public offering of Class B common stock; (ii) 5,617 warrants issued to a lender in connection with the 2018 financings. During the year ended December 31, 2021, the Company issued warrants (the “Oaktree Warrants”) to purchase $40,000 of shares of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates connection with providing the debt financing for the RideNow transaction. In August 2021, the exercise price of the warrants was set at $33.00 per share and the aggregate number of shares of Class B common stock underlying the Oaktree Warrants was 1,212,121. During the third quarter of 2022, the exercise price of the warrants were adjusted to $31.50 per share.
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
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2022, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.
The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.
Loss Per Share
The Company follows the ASC Topic 260, Earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common: (ii) Class B common; (iii) restricted stock units; (iv) stock options; (v) warrants to acquire Class B common stock; and (vi) shares issued in connection with convertible debt.

Recent Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (“ASU 2019-10”). The purpose of this amendment is to create a two-tier rollout of major updates, staggering the effective dates between larger public companies and all other entities. This granted certain classes of companies, including Smaller Reporting Companies (“SRCs”), additional time to implement major FASB standards, including ASU 2016-13. Larger public companies had an effective date for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are permitted to defer adoption of ASU 2016-13, and its related amendments, until the earlier of fiscal periods beginning after December 15, 2022. Under the current SEC definitions, the Company meets the definition of an SRC as of the ASU 2019-10 issuance date and is adopting the deferral period for ASU 2016-13. The Company will adopt ASU 2016-13 for its fiscal year beginning January 1, 2023, and does not expect it to have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. While our senior secured debt and many of our floorplan arrangements utilize LIBOR as a benchmark for calculating the applicable interest rate, some of our floorplan arrangements have already transitioned to utilizing an alternative benchmark rate. We are continuing to evaluate the impact of the transition from LIBOR to alternative reference interest rates. We cannot predict the effect of the potential changes to or elimination of LIBOR, the establishment of alternative rates or benchmarks, and the corresponding effects on our cost of capital but do not expect a significant impact on our consolidated financial position, results of operations, and cash flows.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The Company will adopt ASU 2021-08 for its fiscal year beginning January 1, 2023, and does not expect it to have a material impact on the Company’s financial statements.
NOTE 2 – ACQUISITIONS
RideNow Transaction
On the RideNow Closing Date, RumbleOn completed its business combination with RideNow (“RideNow Transaction”). Pursuant to the Plan of Merger and Equity Purchase Agreement, as amended (the “RideNow Agreement”), on the RideNow Closing Date, there were both mergers and transfers of ownership interests comprising in aggregate the RideNow Transaction. For the mergers, five newly-created RumbleOn subsidiaries were merged with and into five RideNow entities (“Merged RideNow Entities”) with the Merged RideNow Entities continuing as the surviving corporations and with the Company obtaining ownership of these entities through these mergers and the transfers noted below. Merged RideNow Entities owned powersports retail locations approximately 30% of RideNow retail location. For the transfers of ownership interest, the Company acquired all the outstanding equity interests of 21 entities comprising the remaining 70% of the RideNow’s retail locations (“Acquired RideNow Entities”, and together with the Merged RideNow Entities, the “RideNow Entities”). As a result of the RideNow Transaction, the Company obtained 100% of the voting equity interests of the RideNow Entities.
On the RideNow Closing Date, RideNow equity holders received cash consideration of $400,400 and 5,833,333 shares of RumbleOn’s Class B Common Stock, valued at $200,958 based on the close price of the Company’s Class B Common Stock on the Closing Date. Additionally at closing, the Company paid $1,793 to satisfy certain transaction expenses incurred by RideNow and effectively settled a $1,734 payable from RideNow to RumbleOn arising from vehicle sales from RumbleOn to RideNow in the ordinary course of business prior to the RideNow Closing Date. The Company also recorded a payable for amounts owed to RideNow equity holders. Cash paid, acquiree transaction expenses paid at closing, and elimination of the preexisting payable from RumbleOn all approximate their fair value due to short-term nature of these items.
The cash consideration for the RideNow Transaction was funded from (i) the Company’s underwritten public offering of 5,053,029 shares of Class B common stock, which resulted in net proceeds of approximately $154,443 (the “August 2021 Offering”), and (ii) net proceeds of approximately $261,000 pursuant to the Oaktree Credit Facility entered into on the RideNow Closing Date (as further described in Note 10 - Notes Payable and Lines of Credit. The remaining funds received from these financing transactions were used for working capital purposes.
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

Assets acquired:
Cash	$34,436
Contracts in transit	10,878
Accounts receivable	10,142
Inventory	127,080
Prepaid expenses	1,785
Right-of-use assets	22,912
Right-of-use assets - related parties	124,243
Property & equipment	18,707
Franchise rights	296,542
Other intangible assets, net	21,558
Other assets	92
Total assets acquired	668,375

Liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	39,883
Notes payable - floor plan	47,161
Lease liabilities	22,912
Lease liabilities - related parties	106,966
Notes payable	4,382
Notes payable - related parties	2,167
Deferred tax liabilities	41,484
Other long-term liabilities	6,210
Total liabilities assumed	271,165

Total net assets acquired	397,210

Goodwill	207,675

Total consideration	$604,885
The Company assumed two promissory notes liabilities with aggregate principal and accrued interest of $2,821 as of the RideNow Closing Date due to entities controlled by former directors and executive officers of the Company. Amounts due under these notes have been paid in full as of December 31, 2022.
The Company expects it will be able to amortize, for tax purposes, $130,385 of goodwill.
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
We accounted for the Freedom Transaction as a business combination under ASC 805, Business Combinations. Under the terms of the Membership Interest Purchase Agreement, all outstanding equity interests of the Freedom Entities were acquired for total provisional consideration of $97,237, consisting of $70,569 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and issuance of 1,048,718 shares of Class B common stock with a value of $26,511 on the Freedom Closing Date. On June 22, 2022, 2,446 shares of Class B common stock held in escrow were cancelled as part of the final purchase price adjustment.
The following table summarizes the provisional consideration transferred by the Company for the Freedom Transaction:

Cash	$70,569
Class B common stock	26,511
Acquiree transaction expenses paid by the Company at closing	157
Total provisional purchase price consideration	$97,237
The table below represents, as of December 31, 2022, the provisional determination of the fair value of the identifiable assets acquired and liabilities assumed from the Freedom Entities, and as such, it remains subject to finalization. The Company finalized the purchase price allocation on February 18, 2023. All acquired assets and liabilities, including provisional goodwill, recognized as a result of the Freedom Transaction have been included in the Company’s Powersports reporting segment.

Estimated fair value of assets:
Cash	$6,381
Contracts in transit	1,170
Accounts receivable	1,089
Inventory	24,809
Prepaid expenses	214
Property & equipment	50,228
Right-of-use assets	2,876
Other intangible assets	2,167
Franchise rights	39,661
Other assets	287
Total assets acquired	$128,882
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$5,407
Notes payable - floor plan	18,337
Lease liabilities	2,002
Deferred revenues	3,495
Mortgage notes	26,809
Notes payable	4,693
Total liabilities assumed	60,743
Total net assets acquired	68,139
Goodwill	29,098
Total provisional purchase price consideration	$97,237
The Company assumed notes payable and mortgage notes liabilities of $31,502 on the Freedom Closing Date. The outstanding balance of these liabilities were repaid in the first quarter of 2022 and are reflected as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The Company funded the cash portion of the Freedom Transaction, transaction expenses, notes payable, and mortgage note repayments through an $84,500 draw on the Oaktree Credit Agreement (as defined below) and use of approximately $12,013 of available cash resources.
The Company expects it will be able to amortize, for tax purposes, $30,018 of goodwill.
The results of operations of the Freedom Entities from the Freedom Closing Date forward are included in the accompanying Consolidated Financial Statements and include revenues of $203,994 and pre-tax earnings of $23,016 for the year ended December 31, 2022. Acquisition related costs of $1,263 were incurred for the year ended December 31, 2022 and are included in selling, general and administrative expenses in the Consolidated Statement of Operations.
Supplemental pro forma information (Unaudited)
The following unaudited pro forma financial information presents consolidated information of the Company as if the RideNow Transaction and Freedom Transaction were completed at December 31, 2020.

	December 31,
	2022	2021
Pro forma revenue	$1,817,080	$1,800,294
Pro forma net income (loss)	$(261,322)	$51,928
Net income (loss) per share-basic	$(16.34)	$3.25
Weighted average number of shares-basic	15,994,713	15,994,713
Net income (loss) per share-fully diluted	$(16.34)	$3.25
Weighted average number of shares-fully diluted	15,994,713	15,994,713
NOTE 3 –REVENUE
Our revenue consists of new vehicles sales, retail and wholesale used vehicle sales, sales of finance and insurance products, sales of parts, service, accessories, and apparel, and transportation brokerage services.
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

Revenue from contracts with customers consists of the following:

	December 31,
	2022	2021
Revenue
New vehicles	$640,972	$169,632
Used vehicles
Powersports	392,947	153,671
Automotive	334,273	460,888
Total used vehicles	727,220	614,559
Total new and used vehicles	1,368,192	784,191

Parts, service and accessories	247,562	66,969
Vehicle logistics	54,038	43,878
Finance and insurance, net	123,576	29,133
Total revenue	$1,793,368	$924,171

Timing of revenue recognition
Goods and services transferred at a point in time	$1,633,285	$882,750
Good and services transferred over time	160,083	41,421
Total revenue	$1,793,368	$924,171

NOTE 4 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consists of the following as of December 31,

	2022	2021
Contracts in transit	$13,546	$9,141
Trade receivables	10,534	20,061
Factory receivables (1)	6,139	4,003
Finance receivables (2)	4,575	7,622
	34,794	40,827
Less: allowance for doubtful accounts	1,036	661
	$33,758	$40,166

(1) Factory receivables represents amounts due primarily from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplies returns.
(2) Finance receivables originated in connection with the Company’s vehicle sales.
Finance receivables are stated net of allowance for doubtful accounts. The Company uses the allowance method to account for uncollectible finance receivables. The allowance for doubtful accounts is increased by charges to bad debt expense and decreased by actual write-offs (net of recoveries). A receivables is written off when the Company determines it is uncollectible. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past collection experience, knowledge of the customer, and aging of the receivables. During the years ended December 31, 2022 and 2021, management wrote off $1,433 and $76, respectively, of finance receivables considered to be uncollectible.

NOTE 5 – INVENTORY
Inventory, net of reserves, consists of the following as of December 31,

	2022	2021
New powersport vehicles	$174,986	$68,244
Pre-owned vehicles:
Powersport vehicles	115,430	77,418
Automobiles	8,248	32,512
Parts, accessories and other	33,057	23,492
Inventory	$331,721	$201,666
Floor plan notes payable as of December 31,

	2022	2021
Floor plans notes payable - trade	$75,387	$15,119
Floor plans notes payable - non-trade	150,044	82,159
Floor plan notes payable	$225,431	$97,278
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
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”) or Average Daily Balance (“ADB”)-based interest rates, which generally ranged between 7% and 16% as of December 31, 2022. Used vehicle floor plan facilities generally utilize prime, SOFR or ADB-based interest rates, which ranged between 6% and 16% as of December 31, 2022. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $407,680 as of December 31, 2022. The Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of December 31, 2022. The Company is evaluating alternative benchmarks, which may include the SOFR.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Facility. Refer to Note 10 - Notes Payable and Lines of Credit for further detail.

NOTE 6 – PROPERTY AND EQUIPMENT, NET
The following table summarizes property and equipment, net of accumulated depreciation and amortization as of December 31,

	2022	2021
Land	$11,472	$—
Buildings and improvements	36,257	3,240
Leasehold improvements	14,226	7,097
Equipment	5,416	4,367
Furniture and fixtures	2,560	312
Technology development	15,824	12,879
Vehicles	7,718	1,525
Total property and equipment	93,473	29,420
Less: accumulated depreciation and amortization	17,395	8,003
Total	$76,078	$21,417
Depreciation and amortization expense was $23,079 in 2022 and $6,103 in 2021.
Total technology development and software costs incurred were $10,355 and $2,707 for the year ended December 31, 2022 and 2021, respectively. Of the total development and software costs incurred, approximately $7,003 and $1,266, was capitalized in the year ended December 31, 2022 and 2021, respectively. Approximately $4,711 and $1,441, were recorded as amortization expense related to capitalized technology development costs in the years ended December 31, 2022 and 2021, respectively.
NOTE 7 – LEASES
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

The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Balance Sheet Classification	2022	2021
Assets:
Operating	Right of use assets	$161,822	$133,112
Finance	Property and equipment, net	—	3,240
Total right-of-use assets		$161,822	$136,352

Liabilities:
Current
Operating	Accounts payable and other current liabilities	$24,075	$19,155
Finance	Accounts payable and other current liabilities	—	1,094

Non-Current
Operating	Long-term portion of operating lease liabilities	126,695	114,687
Finance	Other long-term liabilities	—	2,869

Total lease liabilities		$150,770	$137,805
Operating lease expense is recognized on a straight-line basis over the lease term. Total operating lease expenses for the years ended December 31, 2022 and 2021 were $31,357 and $7,431, respectively.
The weighted-average remaining lease term and discount rate for the Company's operating and financing leases are as follows:

	2022	2021
Weighted average lease term (years) - operating leases	14.6	14.9
Weighted average discount rate - operating leases	14.0%	14.0%
Weighted average lease term (years) - finance leases	—	19.7
Weighted average discount rate - finance leases	—%	15.0%
The following table provides information related to the lease costs of finance and operating leases for the years ended December 31, 2022 and 2021:

Lease Expense	Income Statement Classification	2022	2021
Operating	Selling, general and administrative expenses	$31,357	$7,431

Finance:
Amortization of ROU assets	Depreciation and amortization expense	—	55
Interest on lease liabilities	Interest expense	—	165
Total lease costs		$31,357	$7,651

In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at December 31, 2022:

Leases	Balance Sheet Classification	December 31, 2022
Assets:
Right of use assets – related party		$105,264
All other right of use assets		56,558
Total	Right-of-use assets	$161,822

Liabilities:
Current:
Current portion of lease liabilities – related party		$14,492
Current portion of lease liabilities – all other leases		9,583
Total current liabilities	Accounts payable and other current liabilities	$24,075
Non-Current:
Long-term portion of lease liabilities – related party		$93,713
Long-term portion of lease liabilities – all other leases		32,982
Total non-current liabilities	Operating lease liabilities	$126,695
Total lease liabilities		$150,770
Supplemental cash flow information related to operating leases for the year ended December 31, 2022 and 2021 was as follows:

	2022	2021
Cash payments for operating leases	$25,864	$6,644

New operating lease assets obtained in exchange for operating lease liabilities	$18,111	$94,544
The following table summarizes the future minimum payments for operating leases at December 31, 2022:

Year ending December 31,	Amount
2023	$27,840
2024	27,341
2025	25,690
2026	23,883
2027	22,838
Thereafter	273,762
Total lease payments	401,354
Less imputed interest	(250,584)
Present value of operating lease liabilities	$150,770

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
The following is a summary of the changes in the carrying amount of goodwill, franchise rights and other and other intangible assets as of December 31,

	2022	2021
Goodwill	$21,142	$260,922

Other intangible assets
Franchise rights - indefinite life	$236,678	$282,350
Other intangibles	23,795	22,175
	260,473	304,525
Less: accumulated amortization	13,060	2,459
Intangible assets, net	$247,413	$302,066

The following is a summary of the changes in the carrying amount of goodwill by reporting unit during the years ended December 31, 2022 and 2021. In 2022, the Company recorded certain adjustments in the measurement period pertaining to intangible assets and goodwill.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2020	$—	$26,039	$848	$26,887
RideNow acquisition	234,035	—	—	234,035
Balance at December 31, 2021	234,035	26,039	848	260,922
RideNow purchase accounting adjustments	(26,777)	—	—	(26,777)
Freedom Powersports acquisition	29,098	—	—	29,098
Other immaterial additions related to acquisitions	2,584	—	—	2,584
Impairment charges	(218,646)	(26,039)	—	(244,685)
Balance at December 31, 2022	$20,294	$—	$848	$21,142

The following is a summary of the changes in the carrying amount of franchise rights during the years ended December 31, 2022 and 2021. All franchise rights were allocated to the Company’s powersports reporting unit during the years then ended.

Total
Balance at December 31, 2020	$—
RideNow acquisition	282,350
Balance at December 31, 2021	282,350
RideNow purchase price adjustments	14,542
Freedom Powersports acquisition	39,661
Other immaterial additions related to acquisitions	2,168
Purchase of Honda Franchise	487
Purchase of 4Wheels Franchise	3,100
Impairment charges	(105,630)
Balance at December 31, 2022	$236,678
During the year ended December 31, 2022, we changed the date of our annual impairment test for goodwill and indefinite-lived intangible assets from December 31st to October 1st. This voluntary change was made to better align the timing of the assessment with the Company’s planning and forecasting process that now incorporates the operations of the Freedom Entities and RideNow that were acquired in 2022 and 2021, respectively, and to give the Company additional time to complete the annual assessment in advance of year-end reporting. The Company commenced its annual impairment process as of October 1, 2022. In addition, the Company updated its quantitative impairment testing for goodwill and franchise rights, an indefinite-lived intangible asset as of December 31, 2022 because a triggering event was identified due to declines in the Company’s market capitalization and other factors occurring in the fourth quarter of 2022.

As part of the impairment testing process, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and financial performance of the Company’s reporting units. The aggregate results of the Company’s fourth quarter assessments resulted in (i) noncash goodwill impairment charges of $26,039 to the Company’s automotive reporting unit and $218,646 to the Company’s powersports reporting unit for the year ended December 31, 2022, and (ii) noncash franchise rights impairment charges of $105,630 to the Company’s powersports reporting unit.
Other definite-lived intangibles of $23,795 is primarily comprised of assets related to non-compete agreements as of December 31, 2022. The Company evaluates intangible assets for impairment at least annually, or when triggering events occur. No triggering events or impairment of non-compete agreements was noted as of December 31, 2022.
Estimated annual amortization expense related to other intangibles:

2023	$7,908
2024	2,658
2025	99
2026	—
2027	—
Thereafter	—
$10,665

NOTE 9 – ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
The following table summarizes accounts payable and other current liabilities as of December 31, 2022 and 2021:

	2022	2021
Accounts payable	$15,599	$10,028
Accrued interest	1,755	3,649
Accrued payroll	13,900	9,449
Current portion of lease liabilities	24,075	20,249
Customer deposits	5,446	5,732
State and local taxes	10,413	8,287
Professional fees	1,873	5,637
Other accrued expenses	9,557	14,286
Total	$82,618	$77,317

NOTE 10 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable and lines of credit consisted of the following as of December 31,

	2022	2021
Term Loan Credit Agreement maturing on August 31, 2026. Amortization payments are required quarterly. Interest rate at December 31, 2022 was 11.92%.	$346,066	$279,300
RumbleOn Finance line of credit dated February 4, 2022 and maturing on February 4, 2025. Interest rate at December 31, 2022 was 7.25%.	25,000	—
PPP Loans maturing on April 1, 2025. Balance was forgiven during the year ended December 31, 2022.	—	2,534
Unsecured note payable to P&D Motorcycles.	—	1,031
Unsecured notes payable to RideNow Management, LLLP, a related party through equal ownership by two former directors of the Company.	—	907
Total principal amount	371,066	283,772
Less: unamortized debt issuance costs	(28,572)	(25,862)
Total long-term debt	342,494	257,910
Less: Current portion of long-term debt	(3,645)	(4,322)
Long-term debt, net of current portion	$338,849	$253,588

As of December 31, 2022, future principal debt payments are due as follows:

2023	$3,645
2024	3,645
2025	28,645
2026	335,131
2027	—
Total debt payments	$371,066

Floor plan notes payable as of December 31,

	2022	2021
Floor plan notes payable - trade	$75,387	$15,119
Floor plan notes payable - non-trade	150,044	82,159
Floor plan notes payable	$225,431	$97,278
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
New vehicle floor plan facilities generally utilize LIBOR or ADB (Average Daily Balance)-based interest rates, which generally ranged between 7% and 16% as of December 31, 2022. Used vehicle floor plan facilities generally utilize prime, LIBOR or ADB-based interest rates, which ranged between 6% and 16% as of December 31, 2022. The aggregate capacity to finance our inventory under the new and used vehicle floor plan facilities was $407,680 as of December 31, 2022.

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
On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. As of December 31, 2022, the Oaktree Credit Agreement provides for up to $120,000, of which $35,500 is available, in additional financing that may be used for acquisitions and up to an additional $100,000 in incremental financing that may be used for acquisitions or working capital purposes. During the fourth quarter of 2022, the Company made a voluntary principal repayment of $15,000 to the Oaktree Credit Facility.
The loan is reported on the balance sheet as senior secured debt net of debt discount and debt issuance costs of $24,927, including the fair value of stock warrant of $10,950. Borrowings under the Oaktree Credit Facility bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on December 31, 2022, was 11.92%. Interest expense for the year December 31, 2022 was $42,211, which included amortization of $6,411 related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that SOFR may be selected as the alternative benchmark rate, this has not been determined as of December 31, 2022. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of December 31, 2022.
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
In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued a warrant to purchase $40,000 of shares at an exercise price of $33.00 per share of Class B common stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrant”). During the third quarter of 2022, the exercise price of the Warrant was adjusted to $31.50 and the expiration date was extended to July 25, 2023. The initial warrant liability and deferred financing charge recognized was $10,950. The warrant liability is subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of the change in derivative liability in the Consolidated Statements of Operations. The fair value of the Warrant was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the warrant liability and deferred financing charge and the reclassification of the warrant liability to additional paid-in capital and the reclassification of the deferred financing charge to debt discount are non-cash items.
Oaktree provided customary representations and covenants under the Oaktree Credit Agreement which include financial covenants and collateral performance covenants.
RumbleOn Finance Line of Credit
On February 4, 2022, RumbleOn Finance and ROF SPV I, LLC, an indirect subsidiary of RumbleOn, entered into a Consumer Finance Facility primarily to provide up to $25,000 for the underwriting of consumer loans underwritten by ROF. Credit Suisse is the managing agent of the loan agreement, and RumbleOn Finance is the borrower. All loans under this agreement are secured by certain collateral including the consumer finance loans purchased by the ROF Consumer Finance Facility.

Credit Suisse provided customary representations and covenants under the agreements which include financial covenants and collateral performance covenants. Loans sold to or in the ROF Consumer Finance Facility are subject to certain eligibility criteria, concentration limits and reserves.
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
On August 31, 2021, the Company entered into a Floorplan Line with AFC (the “AFC Credit Line”). Advances under the AFC Credit Line are limited to $35,000 as of December 31, 2022. Interest expense on the AFC Credit Line for the years ended December 31, 2022 and 2021, was $1,600 and $1,849, respectively.
On October 26, 2022, the Company entered into a Floorplan Line with J.P. Morgan (the “J.P. Morgan Credit Line”). Advances under the J.P. Morgan Credit Line are limited to $75,000 as of December 31, 2022. Interest expense on the J.P. Morgan Credit Line for the year ended December 31, 2022 was $66.
Paycheck Protection Program Loans
On May 1, 2020, the Company, and its wholly owned subsidiaries Wholesale and Wholesale Express (together, the “Subsidiaries”, and with the Company, the “Borrowers”), each entered into loan agreements and related promissory notes (the “SBA Loan Documents”) to receive U.S. Small Business Administration Loans (the “SBA Loans”) pursuant to the Paycheck Protection Program (the “PPP”) established under the CARES Act, in the aggregate amount of $5,177 (the “Loan Proceeds”). The balance of the PPP loans was forgiven by the SBA during the year ended December 31, 2022.

NOTE 11 – CONVERTIBLE NOTES
As of December 31, 2022, the outstanding convertible promissory notes net of debt discount and issue costs are summarized as follows:

	December 31, 2022			December 31, 2021
	Face Amount	Debt Discount	Carrying Amount	Face Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750	$6,860	$31,890	$38,750	$9,508	$29,242
Convertible notes-Autosport:
$1,536 unsecured note	—	—	—	154	—	154
	38,750	6,860	31,890	38,904	9,508	29,396
Less: Current portion	—	—	—	154	—	154
Long-term portion	$38,750	$6,860	$31,890	$38,750	$9,508	$29,242
Convertible Senior Notes
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
The Company accounted for the exchange of the Old Notes and the issuance of the New Notes in accordance with the conversion guidance in ASC 470-20 “Debt – Debt with Conversion and Other Option” (“ASC 470-20”) and determined that the exchange of the Old Notes for the New Notes required derecognition of the Old Notes given that the difference in the fair value of the embedded the conversion feature of the New Notes relative to the Old Notes was in excess of 10 percent of the Old Notes conversion feature fair value. In derecognizing the Old Notes, the Company recognized a gain of $188 equal to difference between the fair value of the Old Notes liability immediately prior to extinguishment and the carry amount of the liability component of the Old Notes, including any all-unamortized debt issuance costs during the year ended December 31, 2020. The remaining consideration of $2,593 was allocated to the reacquisition of the equity component and recognized as a reduction of stockholder's equity during the year ended December 31, 2020.
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

The Convertible Senior Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables). The Convertible Senior Notes were accounted for in accordance with FASB ASC 470, Debt and ASC 815, Derivatives and Hedging, which required bifurcation of the liability and equity components. The Company determined the carrying amount of the liability component was $25,280 and represents the present value of the Convertible Senior Notes cash flows using an implied discount rate of 18.7% which is a yield applicable to similar debt instruments that do not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13,529 in total debt discount related to the Convertible Senior Notes which included $60 of debt issuance costs. The Company allocates costs related to the issuance of the Convertible Senior Notes to the liability and equity components using the same proportions as the initial carrying value of the Convertible Senior Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification The Company further valued a derivative liability in connection with the interest make-whole provision at $21 on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Convertible Senior Notes using the effective interest rate. The derivative liability is remeasured at each reporting date, and the change in fair value of $45 is included in change in derivative liability in the accompanying Consolidated Statements of Operations for the year ended December 31, 2022. The value of the derivative liability as of December 31, 2022 was $66.
The interest expense recognized with respect to the Convertible Senior Notes for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Contractual interest expense	$2,616	$2,616
Amortization of debt discounts	2,647	2,229
Total	$5,263	$4,845

NOTE 12 – STOCKHOLDERS' EQUITY
Stock-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) allowing for the issuance of Restricted Stock Units (“RSUs”), Stock Options (“Options”), Performance Units, and other equity awards (collectively “Awards”). As of December 31, 2022, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B common stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years. The Company has also granted performance-based awards and market condition-based awards with vesting schedules that are typically dependent on achieving a particular objective within thirty-six months. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards on the RideNow Closing Date. This waiver was accounted for as a modification of the awards. The fair value of the awards was remeasured as of effective date of the waiver, and the change in fair value was fully expensed during the year ended December 31, 2022 given the concurrent delivery of such shares.
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

2021. The following table reflects stock-based compensation for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021

Restricted stock units	$9,372	$29,188

Options	—	31

Total stock-based compensation	$9,372	$29,219
As of December 31, 2022, there are 2,380 Options and 588,948 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $15,741 which the Company expects to recognize over a weighted-average period of approximately 13 months.
As of December 31, 2022, unrecognized stock-based amortization related to outstanding RSU and stock awards and the related weighted-average period over which it is expected to be recognized subsequent to December 31, 2022 is presented in the table below. Total unrecognized equity will be adjusted for actual forfeitures.

	Unrecognized Stock Based Compensations Related to Outstanding Awards	Remaining Weighted-Average Amortization Period (in years)

Restricted stock units	$15,741	1.09

Options	—	—

Total unrecognized stock-based amortization	$15,741	1.09
Restricted Stock Units
RSU activity during the years ending December 31, 2022 and 2021 was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Outstanding at December 31, 2020	443,843	$13.26
Granted	1,320,782	37.03
Vested	(723,334)	32.52
Forfeited	(129,163)	15.86
Outstanding at December 31, 2021	912,128	37.48
Granted	551,150	27.92
Vested	(271,596)	35.36
Forfeited	(162,734)	34.19
Cancellation of units under LTIP plan	(440,000)	35.47
Outstanding at December 31, 2022	588,948	$31.92

Expected to vest	588,948	$31.92
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

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,751	$79.76	9.6	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expires	(200)	81.60	—	—
Outstanding at December 31, 2021	2,551	79.62	8.7	—

Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expires	(171)	81.60	—	—
Outstanding at December 31, 2022	2,380	$79.48	6.7	—

Vested / exercisable at December 31, 2022	2,380	$79.48	7.7	—
Expected to vest as of December 31, 2022	—	$—	7.7	—

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
NOTE 13 – COMMON STOCK WARRANTS
In connection with the October 23, 2017 public offering of 145,500 shares of Class B common stock, the Company issued to underwriters warrants to purchase 10,913 shares of Class B common stock, which was equal to 7.5% of the aggregate number of shares of Class B common stock sold in the Offering. The Warrants are exercisable at a per share price of $126.50, which was equal to 115.0% of the Offering price per share of the shares sold in the Offering and expire on April 20, 2023. In

April, 2018, pursuant to the Loan Agreement by and among Hercules Capital, the Company, and its wholly owned subsidiaries, the Company issued Hercules a warrant to purchase 4,091 (increasing to 5,455 if a fourth tranche in the principal amount of up to $5,000 is advanced at the parties agreement) shares of the Company's Class B Common Stock (the “Hercules April Warrant”) at an exercise price of $110.00 per share (the “Hercules April Warrant Price”). The Hercules April Warrant is immediately exercisable and expires on April 30, 2023. In October, 2018, under an amendment to the Loan Agreement, the company issued Hercules a warrant to purchase 1,048 shares of the Company's Class B Common Stock (the “Hercules October Warrant”) at an exercise price of $143.13 per share (the “Hercules October Warrant Price”). The Hercules October Warrant is immediately exercisable and expires on October 30, 2023. The Hercules warrants contain anti-dilutive provisions that increase the number of shares covered by the warrants in the event the Company makes a New Issuance (as defined in the Loan Agreement) for no consideration or consideration that is less than the Warrant Prices. The following table summarizes the warrants outstanding as of December 31, 2022 and 2021:

	2022	2021
Warrants outstanding at the beginning of the year	16,530	16,530
New warrant issuances to Hercules	—	—
Adjustment to the Hercules warrants due to the anti-dilutive provisions	—	—
Warrants outstanding at the end of the year	16,530	16,530
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
For purposes of this calculation for the year ended December 31, 2022, 588,948 of unvested RSUs, 2,380 of stock options, 1,212,121 of Oaktree Warrants to purchase shares of Class B common stock, 16,531 of other warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
For purposes of this calculation for the year ended December 31, 2021, 912,128 of unvested RSUs, 2,551 of stock options, 1,212,121 of warrants to purchase shares of Class B Common Stock, 16,531 of other warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.

NOTE 15 – SELLING, GENERAL AND ADMINISTRATIVE
The following table summarizes the detail of selling, general and administrative expenses for the years ended December 31,

	2022	2021
Advertising, marketing and selling	$31,327	$14,425
Compensation and related costs	213,300	63,473
Facilities	43,413	9,568
General and administrative	65,623	45,400
Stock based compensation	9,372	29,219
Technology development and software	3,352	1,992
	$366,387	$164,077

NOTE 16 – INCOME TAXES
The components of the income tax provision (benefit) from continuing operations for the year ended December 31, 2022 and 2021 are as follows:

	2022	2021
Current
Federal	$3,742	$—
State	290	880
Total current income tax expense	4,032	880

Deferred
Federal	(62,724)	(21,028)
State	(13,906)	(1,517)
Total deferred income tax benefit	(76,630)	(22,545)

Income tax benefit	$(72,598)	$(21,665)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$16,767	$20,316
Business interest carryforward	8,777	2,992
Stock-based compensation	477	796
Accounts receivable allowance	528	209
Lease liabilities	36,032	33,008
Inventory reserve	1,530	290
Goodwill and intangible assets	34,945	—
Transaction costs	1,269	1,027
Accrued liabilities	1,782	57
Total deferred tax assets	102,107	58,695
Valuation allowance	(708)	—
Deferred tax assets, net	101,399	58,695
Deferred tax liabilities:
Intangibles and goodwill	—	30,614
Right-of-use assets	38,657	32,740
Debt issuance costs amortization	830	1,173
Property and equipment	3,797	1,754
Total deferred tax liabilities	43,284	66,281
Net deferred tax assets (liabilities)	$58,115	$(7,586)
A reconciliation of the statutory U.S. Federal income tax rate of 21% to the Company's effective income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of federal benefit	3.5%	(13.0)%
Derivative expense	—%	(5.9)%
Executive compensation	—%	(8.5)%
Other	0.2%	(0.7)%
Stock-based compensation	(0.3)%	0.5%
Goodwill impairment	(6.8)%	—%
IRC Section 338(h)(10) election	4.3%	—%
Change in valuation allowance	(0.2)%	75.6%
Effective tax rate	21.7%	69.0%
In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. In estimating future taxable income, the Company relies upon assumptions and estimates about future activities, including the amount of future federal and state pretax operating income that the Company will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. Based on this analysis, and as a result of the future taxable income generated by the RideNow acquisition, the Company has determined that it is more likely than not that its deferred tax assets will be realized, and accordingly released its full valuation allowance of $23,742 during 2021.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management evaluated the realizability of the Company’s state net operating loss carryforwards and made the decision to record a valuation allowance against certain state net operating losses as it is more likely than not that the deferred tax assets will not be realized due to the changes in the Company’s state footprint as a result of the planned repositioning associated with the wholesale business. Accordingly, a valuation allowance of $708 has been established against these state net operating losses. Management reevaluates the positive and negative evidence at each reporting period.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in state net operating loss carryforwards in 2022, and release of the Company’s valuation allowance in 2021 were as follows:

	2022	2021
Valuation allowance as of beginning of the year	$—	23,742
Increases recorded to income tax provision	708	—
Decreases recorded as a benefit to income tax provision	—	(23,742)
Valuation allowance as of end of year	$708	$—
As of December 31, 2022 and 2021, the Company has federal net operating loss carryforwards of $73,213 and $91,246, all of which were generated in years ending after December 31, 2017 and can be carried forward indefinitely. The Company’s state net operating loss carryforwards as of December 31, 2022 are $19,852, a portion of which begin to expire in 2029. As a result of various ownership changes, the Company’s federal and state net operating losses are subject to limitations under Internal Revenue Code (“IRC”) Section 382. Pursuant to the Company’s Section 382 analysis, the net operating losses generated prior to 2017 were determined to be not realizable as they arose from a different trade or business and were written off as part of the Company’s income tax expense for the year ended December 31, 2022. Due to the Company’s projected income in future years and the indefinite-lived nature of its remaining net operating losses, none of these attributes are expected to expire unutilized as a result of the IRC Section 382 limitation analysis.
The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. Based on the statutes of limitations in the applicable jurisdictions in which the Company operates, tax years 2017 through 2021 remain open to examination by the U.S. federal and state taxing jurisdictions, as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress for any tax years.
On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company's consolidated financial statements.

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the years ended December 31, 2022 and 2021:

	2022	2021
Cash paid for interest	$49,377	$12,075
Fair value of 1,048,718 Class B common stock issued in the Freedom Transaction	$26,511	$—
Cash paid for taxes, net	$6,581	$—

The following table provides a reconciliation of cash and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same amounts shown in the accompanying consolidated statements of cash flows as of December 31, 2022 and 2021:

	2022	2021
Cash and cash equivalents	$48,579	$48,974
Restricted cash (1)	10,000	3,000
Total cash, cash equivalents, and restricted cash	$58,579	$51,974

(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s various floorplan lines of credit and RumbleOn Finance line of credit.
NOTE 18 – RELATED PARTY TRANSACTIONS
Promissory Notes
In connection with the RideNow Transaction, the Company assumed two promissory notes totaling principal and accrued interest of $2,821 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes have been paid in full as of December 31, 2022.
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
Denmar Dixon, a former director of the Company, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by former directors and executive officers of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent.
RideNow Reinsurance Products
The Company sells extended service contracts, prepaid maintenance, GAP insurance, theft protection and tire and wheel products on vehicles sold to customers. Affiliate reinsurance companies previously controlled by and owned primarily by former directors and executives officers of the Company participated in the profits of these products sold through the RideNow locations. The total amount paid by the Company to these affiliated companies totaled approximately $139 during the year ended December 31, 2022. The related party relationship ended February 1, 2022.
Payments to Coulter Management Group LLLP
The company made $250 in payments to Coulter Management Group LLLP, an entity owned by two former directors and executive officers of the Company, during the year ended December 31, 2022.
Payments to RideNow Management, LLLP
The Company made $11 and $479 in payments to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers of the Company, during the years ended December 31, 2022 and 2021. On June 27, 2022, the Company paid off a loan of $673 to RideNow Management LLLP.
Beach Agreement

On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”) from former directors and executive officers of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528, and cash paid was approximately $5,368.
Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a director of the Company that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services, all of which remain in development as of December 31, 2022.
The Company has made cash payments totaling $3,600 for the license during the year ended December 31, 2022. The Company pays, on monthly basis since the agreement was signed, $30 for the support and maintenance services. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party.
Ready Team Grow, LLC
The Company paid $199 to Ready Team Grow, LLC for employee recruiting services during the year ended December 31, 2022. Ready Team Grow, LLC is an entity owned by the domestic partner of the Company’s Chief Executive Officer.

NOTE 19 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in GAAP for segment reporting: (1) powersports, (2) automotive, and (3) vehicle logistics. Our powersports and automotive segments consist of the sale of new and used vehicles. The powersports segment consists of the distribution principally of motorcycles and other powersports vehicles, while the automotive segment distributes cars and trucks. Our vehicle logistics segment provides nationwide transportation brokerage services between dealerships and auctions. Our vehicle logistics reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1.
The following table summarizes revenue, operating income (loss), depreciation and amortization, and interest expense which are the measure by which management allocates resources to its segments to each of our reportable segments.

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Year Ended December 31, 2022
Total assets	$1,870,738	$12,862	$3,857	$(860,247)	$1,027,210
Revenue	$1,404,964	$334,432	$57,317	$(3,344)	$1,793,369
Operating income (loss)	$(264,914)	$(27,130)	$4,896	$26	$(287,122)
Depreciation and amortization	$22,970	$68	$41	$—	$23,079
Interest expense	$(52,163)	$(1,704)	$(1)	$—	$(53,868)
Change in derivative liability	$39	$—	$—	$—	$39

Year Ended December 31, 2021
Total assets	$1,200,253	$453,752	$14,913	$(641,169)	$1,027,749
Revenue	$419,443	$460,888	$48,804	$(4,964)	$924,171
Operating income (loss)	$(22,519)	$9,905	$3,746	$—	$(8,868)
Depreciation and amortization	$5,981	$95	$27	$—	$6,103
Interest expense	$(14,288)	$(2,111)	$(6)	$—	$(16,405)
Change in derivative liability	$(8,799)	$—	$—	$—	$(8,799)

(1)Intercompany investment balances related to the acquisitions of Wholesale, Inc. and Wholesale Express, RideNow, and Freedom Powersports, and receivables and other balances related intercompany activities are eliminated in the Consolidated Balance Sheets. Revenue and costs for intercompany services have been eliminated in the Consolidated Statements of Operations.
NOTE 20 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2022 and 2021, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
On November 8, 2022, the Company reached a comprehensive global and binding settlement agreement with former primary RideNow owners. The settlement agreement resolved all claims which were pending before the Delaware Chancery Court, released certain potential and future claims between the parties, and resulted in no incremental consideration exchanging hands.
During the year ended December 31, 2022, the Company incurred $8,381 in charges for a settlement reached with former minority shareholders of RideNow. The charges were expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

NOTE 21 – SUBSEQUENT EVENTS
RumbleOn Finance - Consumer Finance Facility
At December 31, 2022, the outstanding balance on our ROF Consumer Finance Facility was $25,000. On January 31, 2023, after the balance sheet date of this 2022 Form 10-K, our finance company did not meet the interest rate spread requirement set forth in our ROF Consumer Finance Facility as a result of increased interest rates and limited growth of our consumer finance business. As of the filing date, the lender has indicated no current intention to request repayment of the principal balance due under this facility, which, net of restricted and unrestricted cash balances, is approximately $13,600 as of such date. We intend to sell the loan portfolio held at RumbleOn Finance and pay off the outstanding balance during the next 60 days.