Form 10-K/A
period 2022-12-31
RumbleOn, Inc.
filed 2023-04-28
CIK 1596961

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

Auditor Name:	Auditor Location:	Auditor Firm ID:

Grant Thornton LLP	171 N. Clark Street, Suite 200, Chicago, IL 60601	248

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 16, 2023 (the “Form 10-K”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Stockholders. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We have also updated our exhibit list in Item 15.

Annual Report on Form 10-K/A

for the Year Ended December 31, 2022

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

The following table provides information with respect to our directors:

Name	Age	Position
Marshall Chesrown	65	Chief Executive Officer and Chairman
Peter Levy	53	President, Chief Operating Officer and Director
Adam Alexander	51	Director
Shin Lee	55	Director
Michael Marchlik	50	Director
Kevin Westfall	67	Director

CLASS I — TERM EXPIRING AT 2025 ANNUAL MEETING

Shin Lee has served on our Board since June 23, 2022. Ms. Lee serves as Product Manager at Anchorage Digital, a global regulated cryptocurrency platform, since November 2022. Before Anchorage Digital, Ms. Lee served as the Chief of Staff of Square Financial Services, a bank newly established within Block, Inc. (previously known as Square) from June 2021 to July 2022. Before Block, Inc., Ms. Lee served in a number of senior executive roles at Wells Fargo in risk management, governance, global expansion, and merger integration from March 2003 to June 2021. Ms. Lee has an EMBA jointly awarded by NYU Stern, HEC School of Management, and the London School of Economics, and a Ph.D. in organizational psychology from Kansas State University.

We believe that Ms. Lee possesses attributes that qualify her to serve as a member of our Board, including her extensive understanding of corporate governance, risk management and business operations.

Peter Levy has served on our Board since June 16, 2021. Mr. Levy has served as our President since September 23, 2021 and as our President and Chief Operating Officer since February 11, 2022. From March 20, 2019 to September 23, 2021, Mr. Levy served as our Chief Operating Officer. From November 2017 to March 2019, Mr. Levy served as our Senior Vice President of Operations, overseeing the day-to-day inventory logistics, auctions, and dealer networks, and managing the teams responsible for driving sales within the Company. Mr. Levy is a seasoned and highly respected operating executive who has been involved in the automotive industry for over 25 years. Mr. Levy previously served as a Business Development Partner of AWG Remarketing Whann Technology/Integrated Auction Solutions, LLC from January 2011 to November 2017. Also, Mr. Levy’s distinguished career includes multiple executive and management level positions within the industry at companies such as AutoNation and Automotive Remarketing Services, all focusing on business development and creative uses of technology to gain market share. Mr. Levy graduated from Indiana University with a B.S. in Marketing and Finance.

We believe that Mr. Levy possesses attributes that qualify him to serve as a member of our Board, including his extensive experience as an operating executive.

CLASS II — TERM EXPIRING AT 2023 ANNUAL MEETING

Adam Alexander has served on our Board since July 15, 2020. Mr. Alexander co-founded CA Global Partners, a full-service auction and liquidation company in 1997. Since 2010, CA Global Partners has expanded globally managing hundreds of auction and liquidation projects in the UK, Europe, Asia, Australia, Africa as well as all across North America. Mr. Alexander attended Pepperdine University where he received a BS in Business Management, and subsequently received an MBA in Global Business which was jointly conferred by NYU Stern, HEC School of Management in Paris, and the London School of Economics and Political Science.

We believe that Mr. Alexander possesses attributes that qualify him to serve as a member of our Board, including his extensive understanding of auction projects and business operations.

Michael Marchlik has served on our Board since May 6, 2020. Mr. Marchlik has served as the Co-Chief Executive Officer of the Advisory Services division of B. Riley Financial Inc., formally known as Great American Group (“GA”), since April 2017 and is responsible for overseeing the operations and client service efforts for lenders, sponsors, and borrowers. Prior to that, he served as a Partner and National Sales and Marketing Director of GA from January 2010 to April 2017, as Executive Vice President, Western Region of GA from January 2004 to December 2009, as Senior Vice President of Sales, Western Region of GA from June 2001 to December 2003, and as Director of Operations at GA from July 1996 to May 2001. With decades of experience in all segments of the asset disposition and valuation industries, he has extensive understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations. Mr. Marchlik attended Northeastern University in Boston where he received a Bachelor of Science in Finance.

We believe that Mr. Marchlik possesses attributes that qualify him to serve as a member of our Board, including his extensive understanding of corporate transactional services, credit structure and asset-based valuation, lending solutions and business operations.

CLASS III — TERM EXPIRING AT 2024 ANNUAL MEETING

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

Director Independence

Our Board has determined that Messrs. Alexander, Marchlik, and Westfall and Ms. Lee qualify as “independent” directors in accordance with the listing requirements of The NASDAQ Stock Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. There are no family relationships among any of our directors or executive officers.

Executive Officers

Name	Age	Position
Marshall Chesrown	65	Chief Executive Officer and Chairman
Peter Levy	53	President, Chief Operating Officer and Director
Blake Lawson	52	Chief Financial Officer

The following is certain biographical information describing the business experience of our executive officers who do not serve as directors. The biography of Messrs. Chesrown and Levy appear earlier in this Form 10-K/A. See “Directors.”

Blake Lawson has served as Chief Financial Officer since January 19, 2023. In his role as RumbleOn’s Chief Financial Officer, Mr. Lawson is responsible for leading RumbleOn’s financial strategy, accounting, tax, treasury, planning & analysis, and finance operations. Previously Mr. Lawson served as Chief Financial Officer for the RideNow group of powersports retailers, and the Coulter Automotive Group, since 2020. Before RideNow, Mr. Lawson served in several key financial roles, including Chief Financial Officer for American Powersports since 2011, Corporate Controller since 2006 and he began his powersports experience as a consultant and trainer for ADP “Lightspeed” from 2001 through 2006. Mr. Lawson holds a Bachelor of Arts from the University of Utah, and a Master of Business Administration from the Thunderbird School of Global Management. Mr. Lawson has been a certified public accountant (CPA) since 2015.

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. Our Board’s core principles of corporate governance are set forth in our Corporate Governance Principles. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board also adopted a Code of Business Conduct and Ethics, which is applicable to all directors, officers and employees. You also may obtain without charge a printed copy of the Code of Business Conduct and Ethics and Corporate Governance Principles by sending a written request to: Investor Relations, RumbleOn, Inc., 901 W. Walnut Hill Lane, Irving, Texas 75038. A copy of the Code of Business Conduct and Ethics and the Corporate Governance Principles are available under the Investors tab of our website at www.rumbleon.com. Amendments or waivers of the Code of Business Conduct and Ethics and Corporate Governance Principles will be provided on our website within four business days following the date of the amendment or waiver.

Audit Committee

Pursuant to our Amended and Restated Bylaws, our Board may designate one or more committees, each consisting of one or more directors, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current members of the Audit Committee are Messrs. Marchlik (chair) and Westfall and Ms. Lee. The Board has determined that Mr. Marchlik is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires that RumbleOn’s directors, executive officers and persons who beneficially own 10% or more of RumbleOn’s common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To RumbleOn’s knowledge, based solely on a review of the copies of such reports furnished to RumbleOn and written representations that no other reports were required, during the year ended December 31, 2022, all such filing requirements applicable to RumbleOn’s directors, executive officers and greater than 10% beneficial owners were complied with except for Messrs. Chesrown and Levy and Ms. Rath, who each filed one late report for one transaction each; Mr. Sahai, who filed two late reports for an aggregate of two transactions; Messrs. Alexander, Dixon, Marchlik, and Westfall, who each filed two late reports for an aggregate of two transactions each; Ms. Lee, who filed one late report for one transaction; and Mr. Sahai filed a late Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation Table

The following table provides the compensation paid to our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the years ended December 31, 2022 and December 31, 2021 (“named executive officers”).

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards(1)	Total
Marshall Chesrown	2022	$696,154	$658,282	$2,099,969	$3,454,405
Chief Executive Officer	2021	$475,769	$833,750	$2,560,256	$3,869,775

Peter Levy	2022	$500,000	$554,845	$1,499,973	$2,554,818
President and Chief Financial Officer	2021	$465,354	$733,750	$2,560,256	$3,759,360

Narinder Sahai	2022	$361,599	$235,625	$726,744	$1,323,968
Former Chief Financial Officer(2)

(1)	Stock awards reflect the grant date fair value of restricted stock units (“RSUs”) determined pursuant to FASB ASC Topic 718 awarded during the calendar year.

(2)	Mr. Sahai served as Chief Financial Officer from February 1, 2022 to January 17, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2022.

Name	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Marshall Chesrown(2)	46,460	$300,596

Peter Levy(3)	33,185	$214,707

Narinder Sahai(4)	21,196	$137,138

(1)	Determined by multiplying the closing price of the Company’s Common Stock on December 30, 2022, $6.47, by the number of shares of Common Stock underlying the RSUs.

(2)	On March 17, 2022, Mr. Chesrown was granted 61,946 RSUs, which vest in twelve equal quarterly installments beginning on June 17, 2022.

(3)	On March 17, 2022, Mr. Levy was granted 44,247 RSUs, which vest in twelve equal quarterly installments beginning on June 17, 2022.

(4)	On February 1, 2022, Mr. Sahai was granted 5,000 RSUs in connection with his beginning employment with the Company. On March 17, 2022, Mr. Sahai was granted 16,196 RSUs. All of Mr. Sahai’s RSUs vested upon his termination on January 17, 2023.

Executive Employment Agreements and Other Arrangements

Marshall Chesrown and Peter Levy

Before August 31, 2021, the Company had not entered into employment contracts with its executive officers. Accordingly, the Company’s executive officers were employees on an at-will basis. During 2020, the salaries for the executive officers were as follows: Marshall Chesrown — $360,000 and Peter Levy — $300,000.

On March 12, 2021, the Compensation Committee completed its annual grant of RSUs to company employees, including grants to Messrs. Chesrown and Levy as follows: Mr. Chesrown — 38,521 RSUs and Mr. Levy — 38,521 RSUs, subject to shareholder approval of the amendment to the Company’s 2017 Stock Incentive Plan presented to the stockholders at the 2021 Special Meeting of Stockholders. These RSUs vest in equal quarterly installments during the thirty-six month period following the grant date.

On April 12, 2021, the Compensation Committee approved discretionary bonuses to certain company employees, including to the executive officers as follows: Mr. Chesrown — $275,000 and Mr. Levy — $175,000.

Also, on April 12, 2021, the Compensation Committee approved increases in annual salaries for Messrs. Chesrown and Levy to $500,000, effective March 1, 2021.

On August 31, 2021, RSUs were granted to Messrs. Chesrown and Levy as follows: Mr. Chesrown — 30,000 RSUs and Mr. Levy — 30,000 RSUs. Also, on August 31, 2021, all RSUs outstanding under the 2017 Stock Incentive Plan vested at the closing of the RideNow Transaction, in accordance with the terms of the RSU Award Agreements governing the award, and the shares of Class B Common Stock were issued on September 3, 2021.

Also, on August 31, 2021, the Company entered into employment agreements with each of Messrs. Chesrown and Levy, (each an “Executive,” and collectively, the “Executives”) in connection with their service as executive officers of the Company (the “Employment Agreements” and each an “Employment Agreement”). The Employment Agreements for Messrs. Chesrown and Levy have a three year term and automatically renew each month unless the Company or Messrs. Chesrown or Levy provides the other party written notice at least fifteen days prior to the applicable date of renewal or unless terminated earlier pursuant to the terms of the Employment Agreements. In connection with their respective Employment Agreements, Messrs. Chesrown and Levy each receive an annual salary of $500,000. On March 17, 2022, the Committee approved an increase in Mr. Chesrown’s salary to $700,000 annually, effective January 1, 2022.

Messrs. Chesrown and Levy are eligible for annual cash bonuses of up to 125% of their base salary, upon achievement of the performance metrics adopted by the Board or the Compensation Committee. Additionally, the Executives are eligible to participate in the Company’s existing and future equity plans, benefits plan, policies, or arrangements maintained by the Company and made available to employees generally and for the benefits of executives.

The Company may terminate the Employment Agreements and each Executive’s employment at any time during the term for “Cause,” as such term is defined in each employment agreement. Also, the Company may terminate the Employment Agreements and each Executive’s employment without cause. Each Executive may terminate his employment and the respective employment agreement for “Good Reason,” as such term is defined in each employment agreement. Also, each Executive may terminate his employment and the respective employment agreement for any reason or without reason; provided such employee provides the Company with at least thirty (30) days’ prior written notice. Each Executive’s employment and the respective employment agreement will automatically terminate upon their death, as applicable. The Company may terminate the Employment Agreements and each Executive’s employment with the Company immediately upon a determination of “Disability,” as such term is defined in each employment agreement. Upon termination of the applicable Employment Agreement due to the Executive’s death or disability, the Company shall pay, in the case of death, to the applicable employee’s estate, all “Accrued Obligations” and “Termination Compensation,” as such terms are defined in each employment agreement, as if the employee had been terminated by the Company without Cause, and in the case of disability, to the applicable employee, all Accrued Obligations and Termination Compensation as if the executive had been terminated by the Company without Cause, subject to reduction by the amount of any disability insurance proceeds paid to or on behalf of employee. In the event the Executive’s employment is terminated by the Company for cause, the Company shall pay to the applicable employee Accrued Obligations.

In the event the Company terminates the Employment Agreements of the Executive without cause or if the Executive terminates his or her respective employment agreement and employment with the Company for Good Reason, the Company shall pay to such employee the Termination Compensation, as such term is defined in each employment agreement, as applicable. In the event the Executive terminates his or her respective employment agreement and employment with the Company for any reason (other than Good Reason) during the term of his or her applicable employment agreement, the Company shall pay to such Executive Accrued Obligations, as applicable.

Pursuant to the individual Employment Agreements or individual equity award agreements, all equity benefits granted to the Executive shall vest immediately upon: (i) a “Change of Control,” as such term is defined in the applicable employment agreement, (ii) a termination of such employee’s employment by the Company without cause, (iii) a termination of employment by such employee for Good Reason, or (iv) such employee’s death or disability.

Narinder Sahai

On February 1, 2022, the Company entered into an employment agreement with Mr. Sahai for his service as Chief Financial Officer (the “Employment Agreement”). The Employment Agreement had an initial term of two years and could be renewed from time to time. Pursuant to the Employment Agreement, Mr. Sahai received an annual salary of $400,000 and was eligible to receive an annual cash bonus of up to 100% of his base salary, subject to the achievement of the performance metrics adopted by the Board of Directors or the Compensation Committee. Mr. Sahai received an initial grant of 5,000 restricted stock units under the Company’s 2017 Incentive Plan and was eligible to receive an annual grant of restricted stock units having a value equal to 1.5 times his annual base salary. The initial and annual restricted stock units were scheduled to vest over a three-year period. Mr. Sahai was eligible to receive a cash payment equal to one year of his current base salary and the current year’s target bonus in the event he is terminated during his employment term due to a change of control and in other circumstances set forth in the Employment Agreement. Additionally, Mr. Sahai was eligible to participate in the Company’s existing and future equity plans, benefits plan, policies, or arrangements maintained by the Company and made available to employees generally and for the benefits of executives.

Mr. Sahai’s service as the Company’s Chief Financial Officer ended on January 17, 2023. Because Mr. Sahai complied with the provisions of Section 5(e) of his employment agreement, Mr. Sahai will receive the payments described in such section. Mr. Sahai stayed on as a special advisor to the Company through April 15, 2023.

Director Compensation

Before the 2022 Annual Meeting, the only method of non-employee director compensation was the grant of RSUs. The Company did not pay a cash retainer, meeting fee, committee membership fee, or other such stipend, however the Company did reimburse each non-employee director for fees, travel, and expenses related to their attendance, if and when incurred.

Following the 2022 Annual Meeting, non-employee directors receive an annual cash retainer of $65,000 and an annual award of $100,000 in RSUs priced at the grant date fair value. Committee chairs and members receive additional cash retainers as follows.

Committee	Chair	Member
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
N&CG Committee	$10,000	$5,000

The following table summarizes the compensation paid to our directors for the year ended December 31, 2022.

Name	Fees Earned in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Adam Alexander	$85,000	$174,984	$-	$259,984
William Coulter(3)	$-	$-	$274,520	$274,520
Sam Dantzler(4)	$-	$169,661	$-	$169,661
Denmar Dixon	$85,000	$174,984	$-	$259,984
Shin Lee(5)	$77,500	$99,999	$-	$177,499
Michael Marchlik	$97,500	$174,984	$-	$272,484
Mark Tkach(6)	$-	$-	$274,520	$274,520
Kevin Westfall	$75,000	$174,984	$-	$249,984

(1)	Stock awards reflect the grant date fair value of restricted stock units determined pursuant to FASB ASC Topic 718 awarded during the calendar year. All RSUs outstanding under the 2017 Stock Incentive Plan, vested at closing of the RideNow Transaction, in accordance with the terms of the RSU Award Agreements governing the awards.

(2)	Represents compensation paid to each of Mr. Coulter and Mr. Tkach in connection with their employment from January 1, 2022 to February 11, 2022 as follows: (i) salary - $79,808, (ii) bonus - $156,250, and (iii) paid time off - $38,462.

(3)	Mr. Coulter resigned effective February 11, 2022.

(4)	Mr. Dantlzer resigned effective February 4, 2022.

(5)	Ms. Lee joined the Board on June 23, 2022.

(6)	Mr. Tkach resigned effective February 11, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to all of our compensation plans under which equity securities are authorized for issuance:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders	591,328	$79.48	1,071,140
Equity compensation plans not approved by stockholders	-	$-	-
Total	591,328	$79.48	1,071,140

(1)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted stock unit awards issued under our 2017 Stock Incentive Plan.

(2)	As of December 31, 2022, the number of shares of Class B common stock authorized under the 2017 Stock Incentive Plan was 2,700,000. As of December 31, 2022, 1,071,140 shares of Class B common stock are available for future issuance.

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

As of April 17, 2023, 50,000 shares of Class A common stock and 16,374,043 shares of Class B common stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock as of April 17, 2023, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities or any of our parents, the operation of which may at a subsequent date result in a change in control of our company.

Unless otherwise noted below, the address of each person listed on the table is c/o RumbleOn, Inc., 901 W. Walnut Hill Lane, Irving, Texas 75038.

Beneficial Owner Executive Officers and Directors	Class A Common Stock Beneficially Owned	Percentage of Class A Common Stock Beneficially Owned (%)(1)	Class B Common Stock Beneficially Owned	Percentage of Class B Common Stock Beneficially Owned (%)(2)
Marshall Chesrown(3)	43,750	87.5%	231,470	1.41%
Blake Lawson (4)	—	—%	18,371	*	%
Peter Levy(5)	—	—%	131,226	*	%
Beverley Rath (6)	—	—%	15,309	*	%
Adam Alexander(7)	—	—%	27,100	*	%
Shin Lee(8)	—	—%	5,100	*	%
Michael Marchlik(9)	—	—%	28,100	*	%
Kevin Westfall(10)	—	—%	33,909	*	%
All executive officers and directors as a group (8 persons)(11)	43,750	87.5%	490,585	3.00%
Beneficial Ownership of 5% or more:
Ophir Global Opportunities Fund(12)	—	—%	985,270	6.02%
William Coulter(13)	—	—%	2,621,405	16.01%
Mark Tkach(14)	—	—%	2,621,028	16.01%
Stone House Capital Management, LLC(15)	—	—%	1,800,000	11.00%
Nantahala Capital Management, LLC(16)	—	—%	1,489,391	9.10%
FMR LLC(17)	—	—%	1,795,080	10.96%
Berrard Holdings LP(18)	6,250	12.5%	84,501	*	%

*	Represents beneficial ownership of less than 1%.

(1)	Based on 50,000 shares of Class A common stock issued and outstanding as of April 17, 2023. The Class A common stock has ten votes for each share.

(2)	Based on 16,374,043 shares of Class B common stock issued and outstanding as of April 17, 2023. The Class B common stock has one vote for each share.

(3)	As of April 17, 2023, Mr. Chesrown has voting power representing approximately 4.0% of our outstanding common stock.

(4)	As of April 17, 2023, Mr. Lawson exercises sole voting and dispositive power over 18,371 shares of common stock.

(5)	As of April 17, 2023, Mr. Levy exercises sole voting and dispositive power over 131,226 shares of common stock.

(6)	As of April 17, 2023, Ms. Rath exercises sole voting and dispositive power over 15,309 shares of common stock.

(7)	As of April 17, 2023, Mr. Alexander exercises sole voting and dispositive power over 27,100 shares of common stock.

(8)	As of April 17, 2023, Ms. Lee exercises sole voting and dispositive power over 5,100 shares of common stock.

(9)	As of April 17, 2023, Mr. Marchlik exercises sole voting and dispositive power over 28,100 shares of common stock.

(10)	As of April 17, 2023, Mr. Westfall exercises sole voting and dispositive power over 33,909 shares of common stock.

(11)	As of April 17, 2023, all directors and executive officers as a group have voting power representing approximately 5.5% of our outstanding common stock.

(12)	Based on the Schedule 13G filed on February 14, 2022, by Ophir Global Opportunities Fund which reported that, as of February 14, 2022, Ophir Global Opportunities Fund beneficially owned 985,270 shares of our outstanding common stock, with sole dispositive power over 985,270 shares of our common stock. The address for Ophir Global Opportunities Fund is Level 26, Governor Philip Tower One Farrer Place, Sydney, NSW 2000.

(13)	Based on Amendment No. 1 to the Schedule 13D filed on March 15, 2023, by William Coulter which reported that, as of March 15, 2023, William Coulter beneficially owned 2,621,405 shares of our outstanding common stock, with sole dispositive power over 2,621,405 shares of our common stock. The address for William Coulter is 1188 East Camelback Road, Phoenix, AZ 85014.

(14)	Based on Amendment No. 1 to the Schedule 13D filed on March 15, 2023, by Mark Tkach which reported that, as of March 15, 2023, Mark Tkach beneficially owned 2,621,028 shares of our outstanding common stock, with sole dispositive power over 2,621,028 shares of our common stock. The address for Mark Tkach is 1188 East Camelback Road, Phoenix, AZ 85014.

(15)	Based on the Schedule 13G filed on April 12, 2023, by Stone House Capital Management, LLC which reported that, as of March 3, 2023, Stone House Capital Management, LLC beneficially owned 900,000 shares of our outstanding common stock, with sole dispositive power over 900,000 shares of our common stock. The address for Stone House Capital Management, LLC is 1019 Kane Concourse, Suite 202, Bay Harbor Islands, Florida 33154.

(16)	Based on Amendment No. 1 to the Schedule 13G filed on February 14, 2023, by Nantahala Capital Management, LLC which reported that, as of February 14, 2023, Nantahala Capital Management, LLC beneficially owned 1,489,391 shares of our outstanding common stock, with sole dispositive power over 1,489,391 shares of our common stock. The address for Nantahala Capital Management, LLC is 130 Main St. 2nd Floor, New Canaan, CT 06840.

(17)	Based on Amendment No. 1 to the Schedule 13G filed on February 9, 2023, by FMR LLC which reported that, as of February 9, 2023, FMR LLC beneficially owned 1,795,080 shares of our outstanding common stock, with sole dispositive power over 1,795,080 shares of our common stock. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(18)	Shares are owned directly through BHLP. Subsequent to Mr. Berrard’s death on June 7, 2021, Thomas Hawkins serves as trustee of Mr. Berrard’s estate, and in such capacity has the sole power to vote and the sole power to dispose of the shares of Class A and Class B common stock which may be deemed to beneficially owned by BHLP. As of March 15, 2023, BHLP has voting power representing less than 1% of our outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We have been a party to the following transactions since January 1, 2021, in which the amount involved exceeds $120,000 and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Promissory Notes

In connection with the acquisition of the RideNow entities (the “RideNow Transaction”), the Company assumed two promissory notes totaling principal and accrued interest of approximately $2,821,000 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes have been paid in full as of December 31, 2022.

August 2021 Offering

In connection with the RideNow Transaction, on March 12, 2021, the Company and its subsidiary, NextGen Pro, LLC (“NextGen Pro”), executed a secured promissory note with BRF Finance Co., LLC (“BRF Finance”), an affiliate of B. Riley Securities, Inc., one of the underwriters in this offering, pursuant to which BRF Finance loaned the Company $2,500,000 (the “Bridge Loan”). The Bridge Loan matures on the earlier of September 30, 2021 or, after May 1, 2021, upon the issuance of debt or equity above $2,650,000. The Bridge Loan was secured by certain intellectual property assets held by NextGen Pro and interest on the loan was at a rate of 12% annually. The Bridge Loan, and all accrued interest was paid upon the closing of the RideNow Transaction.

Denmar Dixon, a former director of the Company, purchased 13,636 shares of Class B common stock in the August 2021 Offering at the public price of $33.00 per share.

RideNow Leases

In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by former directors and executive officers of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229,000 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. During the years ended December 31, 2022 and 2021, the Company paid approximately $4,953,000 and $14,830,000, respectively in rent in relation to these leases.

Berrard Death Benefit

Also, on September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B common stock as a gift of a death benefit to the widow and children of Mr. Berrard. Also, on September 30, 2021, the Audit Committee approved a gift of a death benefit to the widow and children of Mr. Berrard in an amount equal to (1) $1,338,400, which shall be paid in equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer each quarter over the same period ending June 30, 2024, if and when paid to the Chief Executive Officer in accordance with the Company’s Executive Incentive Program.

RideNow Reinsurance Products

The Company sells extended service contracts, prepaid maintenance, GAP insurance, theft protection and tire and wheel products on vehicles sold to customers. Affiliate reinsurance companies previously controlled by and owned primarily by former directors and executives officers of the Company participated in the profits of these products sold through the RideNow locations. The total amount paid by the Company to these affiliated companies totaled approximately $139,000 during the year ended December 31, 2021. The related party relationship ended February 1, 2022.

Payments to Coulter Management Group LLLP

The Company made payments totaling approximately $250,000 to Coulter Management Group LLLP, an entity owned by two former directors and executive officers of the Company, during the year ended December 31, 2022.

Payments to RideNow Management, LLLP

The Company made payments totaling approximately $11,000 and $479,000 to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers of the Company, during the years ended December 31, 2022 and 2021, respectively. On June 27, 2022, the Company paid off a loan of approximately $673,000 to RideNow Management LLLP.

Beach Agreement

On December 31, 2021, the Company acquired all the business assets of RNBeach, LLC (“Beach”) from former directors and executive officers of the Company. The total purchase price to acquire all the business assets of Beach was approximately $5,528,000, and cash paid was approximately $5,368,000.

Settlement Agreement and Related Transactions

On November 8, 2022, the Company reached a global and binding settlement with the former primary owners of RideNow. The settlement agreement resolved all then pending claims before the Delaware Chancery Court, released certain potential and future claims between the parties, including matters relating to the purchase price adjustment in the Ridenow Transaction, and resulted in no incremental consideration exchanging hands. Before the settlement, on October 12, 2023, Messrs. Coulter and Tkach entered into an agreement with the Company agreeing to jointly make elections under IRC Section 338(h)(10) with respect to the Company’s acquisition of the stock of C&W Motors, Inc. with the RideNow Transaction. In consideration of the tax election, the Company provided Messrs. Coulter and Tkach with $2,458,643 representing the excess tax incurred as a result of such election.

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

The Company has made cash payments totaling approximately $3,600,000 for the license during the year ended December 31, 2022. The Company pays, on monthly basis since the agreement was signed, $30,000 for the support and maintenance services. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days’ notice to the other party.

Ready Team Grow, LLC

The Company paid approximately $199,000 to Ready Team Grow, LLC for employee recruiting services during the year ended December 31, 2022. Ready Team Grow, LLC is an entity owned by the domestic partner of the Company’s Chief Executive Officer.

Other

Mr. Coulter has one immediate family member who was employed by the Company during 2021 and until August 30, 2022. This family member received aggregate gross pay of approximately $279,000 and $400,000 during the years ended December 31, 2022 and 2021, respectively. Also, Mr. Tkach has two immediate family members that are, or have been, employed by the Company between January 1, 2021, and the date hereof. One of these family members was employed by the Company during 2021 and until February 21, 2022. This family member received aggregate gross pay of approximately $81,000 and $400,000 during the years ended December 31, 2022 and 2021, respectively. The other family member has received aggregate gross pay of approximately $436,000 and $400,000 during the years ended December 31, 2022 and 2021, respectively and grants of restricted stock units with respect to 15,000 Class B Shares during 2021.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Principal Accountant Fees And Services

Grant Thornton LLP (“Grant Thornton”) has served as the Company’s independent registered public accounting firm since May 26, 2022 and previously from November 19, 2019 to June 29, 2021. Forvis LLP (formally Dixon Hughes Goodman LLP (“Forvis”)), previously served as the Company’s independent registered public accounting firm from June 29, 2021 to May 24, 2022.

The following table sets forth Grant Thornton’s and Forvis’ fees for the years ended December 31, 2022 and December 31, 2021, respectively.

	2022	2021
Audit Fees(1)	$2,115,886	$2,688,420
Audit Related Fees(2)	$—	$37,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total	$2,115,886	$2,725,420

(1)	Includes fees of audits for our annual financial statements, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC.

(2)	Includes the review of Current Reports on Form 8-K and comfort letters in connection with public offerings.

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

All services provided by Grant Thornton during the year ended December 31, 2022 and Forvis during the year ended December 31, 2021 were approved by the Audit Committee. The Audit Committee has delegated to its Chair the authority to pre-approve services, up to a specified fee limit, to be rendered by the independent registered public accounting firm and requires that the Chair report to the Audit Committee any pre-approved decisions made by the Chair at the next scheduled meeting of the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	We have filed the following documents as part of this 2022 Form 10-K:

1.	All Financial Statements: Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 16, 2023 immediately following the signature pages of the report. See Index to Consolidated Financial Statements on page F-1 on our Annual Report on Form 10-K filed with the Commission on March 16, 2023.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See below.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated October 26, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative, and for limited purposes, Marshall Chesrown and Steven R. Berrard. (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.2	Amendment to the Agreement and Plan of Merger, dated October 29, 2018, by and among RumbleOn, Inc., RMBL Tennessee, LLC, Wholesale Holdings, Inc., Steven Brewster and Janet Brewster, Wholesale, LLC, and Steven Brewster as representative (Incorporated by reference to Exhibit 2.2 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.3	Membership Interest Purchase Agreement, dated October 26, 2018, by and among RumbleOn, Inc. Steven Brewster, Justin Becker, and Steven Brewster as representative. (Incorporated by reference to Exhibit 2.3 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
2.4	Plan of Merger and Equity Purchase Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
2.5	Joinder and First Amendment to Plan of Merger and Equity Purchase Agreement, dated June 17, 2021 (Incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K, filed on June 21, 2021).
2.6	Second Amendment to Plan of Merger and Equity Purchase Agreement, dated July 20, 2021 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2021).
2.7	Membership Interest Purchase Agreement, dated November 8, 2021 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2021).
2.8	First Amendment to Membership Interest Purchase Agreement, dated February 18, 2022. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 22, 2022).
3.1	Articles of Incorporation filed on October 24, 2013 (Incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (Incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.4	Certificate of Designation for the Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
3.5	Certificate of Change (Incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
3.6	Certificate of Amendment. (Incorporated by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).
3.7	Amended and Restated Bylaws of RumbleOn, Inc., dated October 8, 2021 (Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on October 8, 2021).
4.1	Sample Stock Certificate – Class B Common Stock (Incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.2	Form of Warrant to Purchase Class B Common Stock, dated October 18, 2017 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed October 24, 2017).

4.3	Warrant, dated April 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on May 1, 2018).
4.4	Warrant to Purchase Class B Common Stock, dated October 30, 2018 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
4.5	Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
4.6	Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (Incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.7	Form of Registration Rights Agreement, dated May 14, 2019 (Incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.8	Warrant, dated March 12, 2021 (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
4.10	First Amendment to Warrant to Purchase Class B Common Stock, dated July 15, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2021).
4.11	Description of Registrant's Securities (Incorporated by reference to Exhibit 4.11 in the Company's Annual Report on Form 10-K, filed on May 29, 2020).
10.1#	2017 RumbleOn, Inc. Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2#	Amendment to the RumbleOn, Inc 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on June 28, 2018).
10.3#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on May 22, 2019).
10.4#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on August 26, 2020).
10.5#	Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).
10.6	Form of Note Exchange & Subscription Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.7	Form of Joinder & Amendment, dated January 10, 2020 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.8	Form of Investor Note Exchange Agreement, dated January 10, 2020 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.9	Form of New Investor Note, dated January 10, 2020 (Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.10	Form of Security Agreement, dated January 14, 2020 (Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
10.11	Secured Promissory Note, dated March 12, 2021 (Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.12	Registration Rights and Lock-Up Agreement, dated March 12, 2021 (Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
10.13	Amended and Restated Secured Promissory Note, dated April 8, 2021 (Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on April 8, 2021).

10.14	Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.15	Consent and Amendment No. 3 to Term Loan Agreement, dated February 18, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 22, 2022).
10.16	First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.17	Loan and Security Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.18	Purchase and Sale Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.19	Indemnity Agreement, dated February 4, 2022. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2022).
10.20#	Executive Employment Agreement, dated August 31, 2021, between Marshall Chesrown and RumbleOn, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.21#	Executive Employment Agreement, dated August 31, 2021, between Peter Levy and RumbleOn, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.22#	Executive Employment Agreement, dated August 31, 2021, between Beverley Rath and RumbleOn, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.23#	Employment Agreement, dated January 19, 2023, between RumbleOn, Inc. and Blake Lawson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023).
10.24#	Executive Employment Agreement, dated February 1, 2022, between Narinder Sahai and RumbleOn, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2022).
10.25#	Special Advisor Agreement, dated January 19, 2023, between RumbleOn, Inc. and Narinder Sahai (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023).
10.26	Registration Rights and Lock-Up Agreement, dated November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2021).

21.1	Subsidiaries**
23.1	Consent of Grant Thornton LLP**
23.2	Consent of FORVIS, LLP (formerly Dixon Hughes Goodman LLP)***
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****
101.INS	Inline XBRL Instance Document.**
101.SCG	Inline XBRL Taxonomy Extension Schema.**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Previously filed with the Annual Report on Form 10-K filed on March 16, 2023.
***	Previously filed with the Current Report on Form 8-K filed on April 5, 2023.
****	Furnished herewith.
#	Management Compensatory Plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleOn, Inc.

Date: April 28, 2023	By:	/s/ Marshall Chesrown
Marshall Chesrown Chief Executive Officer