Form 10-Q
period 2023-03-31
RumbleOn, Inc.
filed 2023-05-10
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 9, 2023 was 16,404,557 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 9, 2023.

QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$51,784	$48,579
Restricted cash	10,000	10,000
Accounts receivable, net	34,086	33,758
Inventory	333,151	331,721
Prepaid expense and other current assets	38,092	7,424
Total current assets	467,113	431,482
Property and equipment, net	76,727	76,078
Right-of-use assets	163,556	161,822
Goodwill	24,003	21,142
Intangible assets, net	244,900	247,413
Deferred tax assets	59,814	58,115
Other assets	1,765	31,158
Total assets	$1,037,878	$1,027,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$85,535	$82,618
Vehicle floor plan note payable	245,008	225,431
Current portion of long-term debt and line of credit	21,036	3,645
Total current liabilities	351,579	311,694
Long-term liabilities:
Senior secured note	322,727	317,494
Convertible debt, net	32,626	31,890
Line of credit and notes payable	430	25,000
Operating lease liabilities	129,518	126,695
Other long-term liabilities	8,974	8,422
Total long-term liabilities	494,275	509,501
Total liabilities	845,854	821,195
Commitments and contingencies (Notes 2, 3, 5, 8, and 10)
Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	0	0
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 16,295,735 and 16,184,264 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	588,848	585,937
Accumulated deficit	(392,521)	(375,619)
Class B common stock in treasury, at cost, 123,089 shares as of March 31, 2023 and December 31, 2022	(4,319)	(4,319)
Total stockholders' equity	192,024	206,015
Total liabilities and stockholders' equity	$1,037,878	$1,027,210
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Vehicle sales
Powersports	$233,283	$239,914
Automotive	11,885	110,729
Parts, service and accessories	59,069	54,737
Finance and insurance, net	27,227	27,470
Vehicle logistics	14,840	12,351
Total revenue	346,304	445,201

Cost of revenue:
Powersports	201,040	193,512
Automotive	11,186	107,154
Parts, service and accessories	31,790	29,455
Vehicle logistics	11,253	9,867
Total cost of revenue	255,269	339,988

Gross profit	91,035	105,213

Selling, general and administrative	87,095	78,076
Depreciation and amortization	4,741	4,474

Operating income (loss)	(801)	22,663

Interest expense	(17,746)	(11,181)
Other income	42	—
Change in derivative liability	—	39

Income (loss) before provision for income taxes	(18,505)	11,521

Income tax provision (benefit)	(1,603)	2,380
Net income (loss)	$(16,902)	$9,141

Weighted average number of common shares outstanding - basic	16,224,122	15,693,900
Earnings (loss) per share - basic	$(1.04)	$0.58
Weighted average number of common shares outstanding - diluted	16,224,122	15,718,441
Earnings (loss) per share - diluted	$(1.04)	$0.58
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	50,000	$0	16,184,264	$16	$585,937	$(375,619)	123,089	$(4,319)	$206,015
Issuance of common stock for restricted stock units	—	—	111,471	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,911	—	—	—	2,911
Net loss	—	—	—	—	—	(16,902)	—	—	(16,902)
Balance as of March 31, 2023	50,000	$0	16,295,735	$16	$588,848	$(392,521)	123,089	$(4,319)	$192,024

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	50,000	$0	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	450,703	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,510	—	—	—	26,511
Stock-based compensation	—	—	—	—	1,879	—	—	—	1,879
Net income	—	—	—	—	—	9,141	—	—	9,141
Balance as of March 31, 2022	50,000	$0	16,381,443	$16	$578,444	$(104,965)	123,089	$(4,319)	$469,176

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,902)	$9,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,741	4,474
Amortization of debt discount	2,324	1,935
Stock based compensation expense	2,911	1,879
Gain from change in value of derivatives	—	(39)
Deferred taxes	(1,699)	(1,966)
Originations of loan receivables, net of principal payments received	(121)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,220)	(10,565)
Inventory	1,241	(1,279)
Prepaid expenses and other current assets	2,612	658
Other assets	12	(12,276)
Other liabilities	1,736	8,787
Accounts payable and accrued liabilities	2,844	17,304
Floor plan trade note borrowings	13,376	13,221
Net cash provided by operating activities	8,855	31,274
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(3,300)	(64,916)
Purchase of property and equipment	(1,881)	(1,319)
Technology development	(502)	(1,752)
Net cash used in investing activities	(5,683)	(67,987)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	—	84,500
Repayment of debt and notes payable	(4,043)	(31,597)
Proceeds from issuance of notes	—	6,541
Increase (decrease) in borrowings from non-trade floor plans	4,076	(5,843)
Net cash provided by financing activities	33	53,601
NET CHANGE IN CASH	3,205	16,888
Cash and restricted cash at beginning of period	58,579	51,974
Cash and restricted cash at end of period	$61,784	$68,862
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
RumbleOn is the nation's first, largest, and only publicly-traded, technology-based platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and making powersport vehicles accessible to more people in more places than ever before. We are transforming the powersports customer experience by giving consumers what they want - a wide selection, great value and quality, transparency, and an easy, friction-free transaction. Every element of our business, from inventory procurement to fulfillment to overall ease of transactions, whether online or on-site at one of our 55 retail locations, has been built for a singular purpose – to create an unparalleled customer experience in the powersports industry.
Although our primary focus is on the customer experience and building market share in the powersports industry, during 2022 and 2023 we participated in the automotive industry through our wholly-owned wholesale distributor of used automotive inventory, Wholesale, Inc. ("Wholesale Inc."), and our exotics retailer AutoSport USA, Inc., which does business under the name Got Speed. In the third quarter of 2022, we announced we would be winding down our wholesale automotive business, which we expect to complete during the second or third quarter of 2023. Our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers.
On August 31, 2021 (the “RideNow Closing Date”), RumbleOn, Inc. completed its business combination with RideNow Powersports, the nation's largest powersports retailer group (“RideNow”). On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (“Freedom Powersports - RE,” and together with Freedom Powersports, the “Freedom Entities”), a retailer group with 13 locations in Texas, Georgia, and Alabama.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including RideNow and the Freedom Entities from the dates these businesses were respectively acquired. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, the continuing adverse impacts to macro economic conditions, as well as the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges and discount rate assumptions. These conditions include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis, acts of terrorism, or acts of war. If these economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand as well as the availability of credit to finance powersports and vehicle purchases, which could adversely impact our business and results of operations.
Correction of an Immaterial Misstatement Related to Prior Periods

During the quarter ended December 31, 2022, the Company identified a misstatement in its accounting for internal powersports revenue and internal powersports cost of sales, which were included in the consolidated statements of operations rather than being eliminated, which resulted in an overstatement of both revenue and cost of sales, with no impact to gross profit, operating income (loss), or net income (loss). The misstatement impacted the unaudited Condensed Consolidated Financial Statements for the three month periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

The Company evaluated the misstatement and concluded that the impact was not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements. The Company has corrected the Condensed Consolidated Financial Statements by decreasing powersports revenue and cost of sales for the three months ended March 31, 2022 by $14,719 and $14,719, respectively.
Recent Pronouncements
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2023. The standard did not have a material impact on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2023.
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

NOTE 2 - ACQUISITIONS
Freedom Transaction
On November 8, 2021, RumbleOn entered into a Membership Interest Purchase Agreement to acquire 100% of the equity interests of the Freedom Entities, and completed the acquisition on the Freedom Closing Date (the “Freedom Transaction”). The Freedom Entities own and operate powersports retail dealerships, including associated real estate, involving sales, financing, and parts and service of new and used motorcycles, ATVs, UTVs, scooters, side-by-sides, sport bikes, cruisers, watercraft, and other powersports vehicles.
We accounted for the Freedom Transaction as a business combination under ASC 805, Business Combinations. Under the terms of the Membership Interest Purchase Agreement, all outstanding equity interests of the Freedom Entities were acquired for total consideration of $97,237, consisting of $70,569 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and issuance of 1,048,718 shares of Class B Common Stock with a value of $26,511 on the Freedom Closing Date. On June 22, 2022, 2,446 shares of Class B Common Stock held in escrow were cancelled as part of the final purchase price adjustment.
The following table summarizes the final components of consideration transferred by the Company for the Freedom Transaction:

Cash	$70,569
Class B Common Stock	26,511
Acquiree transaction expenses paid by the Company at closing	157
Total purchase price consideration	$97,237
Freedom Transaction Estimated Fair Value of Assets and Liabilities Assumed
On February 18, 2022, the Company completed its acquisition of the Freedom Entities. The Company finalized its accounting for consideration transferred, assets acquired, and liabilities assumed during the quarter ended March 31, 2023. All adjustments were recorded within the measurement period that ended on February 17, 2023. Total goodwill acquired as part of the Freedom Entities acquisition was $29,359.
All of Freedom Entities' acquired assets and liabilities, including goodwill recognized as a result of the Freedom Transaction, have been included in the Company’s Powersports reporting segment, as the Freedom Entities business is entirely within the Company’s Powersports segment.
The Company finalized its valuation of assets acquired, including intangible assets, and has recorded appropriate adjustments to the purchase price allocation during the measurement period. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenue and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.
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
The following amounts represent the final determination of the fair value of the identifiable assets acquired and liabilities assumed as a result of the Freedom Transaction.

Estimated fair value of assets:
Cash	$6,381
Contracts in transit	1,170
Accounts receivable	1,089
Inventory	24,809
Prepaid expenses	214
Property & equipment	50,228
Right-of-use assets	2,876
Other intangible assets	2,167
Franchise rights	39,661
Other assets	21
Total assets acquired	$128,616
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$5,407
Notes payable - floor plan	18,337
Lease liabilities	2,002
Deferred revenue	3,495
Mortgage notes	26,809
Notes payable	4,688
Total liabilities assumed	60,738
Total net assets acquired	67,878
Goodwill	29,359
Total purchase price consideration	$97,237
The Company assumed notes payable and mortgage notes liabilities of $31,497 on the Freedom Closing Date. The outstanding balance of these liabilities were repaid in the first quarter of 2022 and are reflected as cash outflows from financing activities in the Condensed Consolidated Statements of Cash Flows. The Company funded the cash portion of the Freedom Transaction, transaction expenses, notes payable, and mortgage note repayments through an $84,500 draw on the Oaktree Credit Agreement (as defined below) and approximately $11,347 of available cash resources.
The Company expects it will be able to amortize, for tax purposes, $29,359 of goodwill.
Acquisition related costs of $284 were incurred for the three months ended March 31, 2022 and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.

Red Hills Powersports Acquisition
On March 3, 2023, the Company acquired Red Hills powersports, a single retail location representing 10 OEMs in Tallahassee, Florida, for total consideration approximating $3,300 in cash.
Pro Forma Information for Acquisitions
The Company recognized revenue from the Freedom Entities of $56,437 for the three months ended March 31, 2023. The Company has included the operating results of the Freedom Entities in its consolidated statements of operations since February 18, 2022. The following unaudited pro forma financial information presents consolidated information of the Company as if the Freedom Transaction was completed at December 31, 2021.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Pro forma revenue	$346,304	$468,913
Pro forma net income (loss)	$(16,902)	$9,141
Earnings (loss) per share - basic	$(1.04)	$0.58
Weighted average number of shares - basic	16,224,122	15,693,900
Earnings (loss) per share - fully diluted	$(1.04)	$0.58
Weighted average number of shares - fully diluted	16,224,122	15,718,441
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	March 31, 2023	December 31, 2022
Assets:
Operating	Right of use assets	$163,556	$161,822
Finance	Property and equipment, net	—	—
Total right-of-use assets		$163,556	$161,822

Liabilities:
Current:
Operating	Accounts payable and other current liabilities	$24,170	$24,075
Finance	Accounts payable and other current liabilities	—	—
Non-Current:
Operating	Long-term portion of operating lease liabilities	129,518	126,695
Finance	Other long-term liabilities	—	—
Total lease liabilities		$153,688	$150,770

The weighted-average remaining lease term and discount rate for the Company's operating and financing leases are as follows:

	March 31, 2023	December 31, 2022
Weighted average lease term-operating leases	14.4 years	14.6 years
Weighted average discount rate-operating leases	13.9%	14.0%
The following table provides information related to the lease costs of finance and operating leases for the three months ended March 31, 2023 and 2022:

Lease Expense	Income Statement Classification	Three Months Ended March 31,
		2023	2022
Operating	Selling, general and administrative expenses	$8,149	$6,863
Finance:
Amortization of ROU assets	Depreciation and amortization expense	—	41
Interest on lease liabilities	Interest expense	—	124
Total lease costs		$8,149	$7,028
In connection with the acquisition of the RideNow companies on August 31, 2021 (the "RideNow Transaction"), the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at March 31, 2023:

Leases	Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets:
Right of use assets – related party		$104,619	$105,264
All other right-of-use assets		58,937	56,558
Total	Right-of-use assets	$163,556	$161,822

Liabilities:
Current:
Current portion of lease liabilities – related party		$13,947	$14,492
Current portion of lease liabilities – all other leases		10,223	9,583
Total	Accounts payable and other current liabilities	$24,170	$24,075
Non-Current:
Long-term portion of lease liabilities – related party		95,695	93,713
Long-term portion of lease liabilities – all other leases		33,823	32,982
Total	Operating lease liabilities	$129,518	$126,695
Total lease liabilities		$153,688	$150,770

Supplemental cash flow information related to operating leases for the three months ended March 31, 2023 was as follows:

	Three Months Ended March 31,
	2023	2022
Cash payments for operating leases	$6,991	$5,996
ROU assets obtained in exchange for new operating lease liabilities	$2,786	$13,675

The following table summarizes the future minimum payments for operating leases at March 31, 2023 due in each year ending December 31:

Year	Operating Leases
2023	$21,656
2024	28,389
2025	26,669
2026	24,859
2027	23,701
Thereafter	270,655
Total lease payments	395,929
Less: imputed interest	(242,241)
Present value of operating lease liabilities	$153,688

NOTE 4 –GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill, franchise rights, and other intangible assets as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
Goodwill	$24,003	$21,142

Other intangible assets
Franchise rights - indefinite life	$236,678	$236,678
Other intangibles - definite lived	23,795	23,795
	260,473	260,473
Less: accumulated amortization	15,573	13,060
Intangible assets, net	$244,900	$247,413
The following summarizes the changes in the carrying amount of goodwill by reportable segment from December 31, 2022 to March 31, 2023.

	Powersports	Automotive	Vehicle Logistics	Total
Balance at December 31, 2022	$20,294	$—	$848	$21,142
Acquisition of store in Tallahassee, FL	2,600	—	—	2,600
Freedom Powersports purchase accounting adjustments	261	—	—	261
Balance at March 31, 2023	$23,155	$—	$848	$24,003
In addition to annual impairment testing, the Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its goodwill, indefinite lived intangible assets, finite lived intangible assets, and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the quarter ended March 31, 2023, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of March 31, 2023. The Company will continue to monitor both macroeconomic and company-specific events and circumstances in future periods and if a triggering event is identified prior to the Company’s fourth quarter annual impairment test, management will complete an interim impairment test at that time.

Estimated annual amortization expense related to other intangibles:

2023	$5,397
2024	2,655
2025	99
2026	—
Thereafter	—
$8,151
NOTE 5 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Term Loan Credit Agreement maturing on August 31, 2026. Amortization payments are required quarterly. Interest rate at March 31, 2023 was 12.98%.	$346,066	$346,066
RumbleOn Finance line of credit maturing on February 4, 2025. Interest rate at March 31, 2023 was 9.94%.	20,952	25,000
Note payable for leasehold improvements	514	—
Total principal amount	367,532	371,066
Less: unamortized debt issuance costs	(23,340)	(28,572)
Total long-term debt	344,192	342,494
Less: Current portion of long-term debt	(21,036)	(3,645)
Long-term debt, net of current portion	$323,156	$338,849
Floor plan notes payable as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Floor plans notes payable - trade	$88,763	$75,387
Floor plans notes payable - non-trade	156,245	150,044
Floor plan notes payable	$245,008	$225,431
Term Loan Credit Agreement
On the RideNow Closing Date, the Company entered into a new Term Loan Credit Agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility were used to consummate the RideNow Transaction and to provide for working capital. Loans under the Delayed Draw Term Loans Facility are subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and became available six (6) months after the RideNow Closing Date and were unavailable to be drawn after the eighteen (18) month anniversary of the RideNow Closing Date, which occurred on March 1, 2023.
On February 18, 2022, in conjunction with the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. During the fourth quarter of 2022, the Company made a voluntary principal repayment of $15,000 to the Oaktree Credit Facility. As of March 31, 2023, the Oaktree Credit Agreement does not provide for any available financing under the Delayed Draw Term Loans Facility.
The loan is reported on the balance sheet as senior secured debt, net of debt discount and debt issuance costs of $23,340, including the fair value of stock warrants of $10,950. Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on March 31, 2023, was 12.98%. Interest expense for the three months ended March 31, 2023 and 2022 were $12,942 and $8,691, respectively, which included amortization of $1,588 and $1,276, respectively, related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that Secured Overnight Financing Rate ("SOFR") may be selected as the alternative benchmark rate, this has not been determined as of March 31, 2023. As such, the Company cannot predict the effect of the discontinuance of LIBOR or the establishment and use of alternative rates or benchmarks on interest expense as of March 31, 2023.
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
We provided customary representations and covenants under the Oaktree Credit Agreement which include financial covenants and collateral performance covenants. The Company is in compliance with covenants under the Oaktree Credit Agreement as of March 31, 2023.
RumbleOn Finance Line of Credit
On February 4, 2022, RumbleOn Finance and ROF SPV I, LLC ("ROF"), an indirect subsidiary of RumbleOn, entered into a consumer finance facility ("ROF Consumer Finance Facility") primarily to provide up to $25,000 for the underwriting of consumer loans underwritten by ROF. Credit Suisse AG, New York Branch (“Credit Suisse”) is the managing agent of the loan agreement, and RumbleOn Finance is the borrower. All loans under this agreement are secured by certain collateral including the consumer finance loans purchased by the ROF Consumer Finance Facility.
We provided customary representations and covenants under the agreements which include financial covenants and collateral performance covenants. Loans sold to or in the ROF Consumer Finance Facility are subject to certain eligibility criteria, concentration limits and reserves.
As of March 31, 2023, RumbleOn Finance did not meet the interest rate spread requirement set forth in the ROF Consumer Finance Facility as a result of increased interest rates and limited growth of our consumer finance business. The lender has indicated no current intention to request early repayment of the principal balance due under the ROF Consumer Finance Facility as of March 31, 2023. We intend to sell the loan portfolio held at RumbleOn Finance and pay off the outstanding balance during the second quarter of 2023. As of March 31, 2023, the outstanding balance due under the ROF Consumer Finance Facility was $20,952, which is reflected in the current portion of long-term debt and line of credit in the accompanying Condensed Consolidated Balance Sheets.
The value of the loan receivable assets held by RumbleOn Finance, which approximated $30,450 net of allowance for loan losses, is included in prepaid expense and other current assets in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023. The loan receivable assets are considered assets held for sale as of March 31, 2023.
Floor Plan Notes Payable
The Company relies on its floorplan vehicle financing credit lines (“Floorplan Lines”) to finance new and used vehicle inventory at its retail locations and for the wholesale segment. Floor plan notes payable - trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable - non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable - trade are reported as operating cash flows and changes in floor plan notes payable - non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Agreement.
On August 31, 2021, Wholesale Inc. entered into a Floorplan Line with AFC (the “AFC Credit Line”) to replace an existing line of credit. Advances under the AFC Credit Line are limited to $35,000 as of March 31, 2023. Interest expense on the AFC Credit Line for the three months ended March 31, 2023 and 2022 was $144 and $363, respectively.
On October 26, 2022, the Company entered into a Floorplan Line with J.P. Morgan (the “J.P. Morgan Credit Line”). As of March 31, 2023, advances under the J.P. Morgan Credit Line are limited to $75,000 and the outstanding balance was $28,126. Interest expense on the J.P. Morgan Credit Line for the three months ended March 31, 2023 was $387.

NOTE 6 – STOCKHOLDER EQUITY
Stock-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) allowing for the issuance of restricted stock units ("RSUs"), stock options, and other equity awards (collectively “Awards”). As of March 31, 2023, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B Common Stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years. In connection with the closing of the RideNow Transaction, the Company accelerated all the outstanding RSU awards for all participants and waived certain market-based share price hurdles for all market-based awards on the RideNow Closing Date. This waiver was accounted for as a modification of the awards. The fair value of the awards was remeasured as of effective date of the waiver.
The Company estimates the fair value of all awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value is based on the share price of the Class B Common Stock on the date of the award, with the fair value expense on a straight line basis over the vesting period.
The following table reflects the stock-based compensation for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Restricted Stock Units	$2,911	$1,879
Stock Options	—	—
Total stock-based compensation	$2,911	$1,879
As of March 31, 2023, there was 1,323,598 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $18,948, which the Company expects to recognize over a weighted-average period of approximately 26 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.
Security Offering
As part of the Freedom Transaction, the Company issued to Freedom's security holders 1,048,718 shares of RumbleOn Class B Common Stock totaling $26,511 on February 18, 2022. On June 22, 2022, 2,446 shares of Class B Common Stock held in escrow were cancelled as part of the final purchase price adjustment.
NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$15,843	$10,777
Cash paid for (refunds from) taxes	$(47)	$—
Capital expenditures and technology development costs included in accounts payable and other current liabilities	$125	$3,344
Capital expenditures included in line of credit and notes payable	$514	$—
Fair value of 1,048,718 Class B Common Stock issued in the Freedom Transaction	$—	$26,511

The following table shows the cash and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash	$51,784	$48,579
Restricted cash (1)	10,000	10,000
Total cash, cash equivalents, and restricted cash	$61,784	$58,579
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and RumbleOn Finance line of credit.

NOTE 8 – INCOME TAXES
The Company's provision for (benefit from) income taxes for the three months ended March 31, 2023 and 2022 was ($1,603) and $2,380, respectively, representing effective income tax rates of 8.7% and 17.9%, respectively. The difference between the U.S. federal income tax rate of 21.0% and RumbleOn’s overall income tax rate for the three months ended March 31, 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation vesting in the quarter.
The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months ended March 31, 2022 was primarily due to income tax expense on non-deductible expenses, valuation allowance expense associated with state net operating losses, and state income taxes, offset by a benefit associated with the change in the Company's effective state income tax rate.

NOTE 9– EARNINGS (LOSS) PER SHARE
The Company computes basic and diluted earnings (loss) per share attributable to common stockholders in conformity with the two-class method required for participating securities. Basic earnings (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighed-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share attributable to common stockholders is computed giving effect to all potential dilutive common stock equivalents outstanding for the period.
For purposes of this calculation for the quarter ended March 31, 2023, 1,323,598 of unvested RSUs, 2,340 of stock options, 1,212,121 of Oaktree Warrants to purchase shares of Class B Common Stock, 16,531 of other warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
For purposes of this calculation for the quarter ended March 31, 2022, 805,183 of unvested RSUs, 2,425 of stock options, 1,212,121 of warrants to purchase shares of Class B Common Stock, 16,531 of other warrants to purchase shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect is antidilutive.
The weighted average number of shares outstanding of Class A Common Stock and Class B Common Stock, giving effect to all potential dilutive common stock equivalents outstanding, were 50,000 and 16,174,122, and 50,000 and 15,668,441, for the three months ended March 31, 2023 and 2022, respectively.
NOTE 10 – RELATED PARTY TRANSACTIONS
Promissory Notes
In connection with the acquisition of RideNow, the Company assumed two promissory notes totaling principal and accrued interest of $2,821 as of August 31, 2021 due to entities controlled by former directors and executive officers of the Company. Amounts due under these two promissory notes have been paid in full as of March 31, 2023 and totaled $791 as of March 31, 2022.

RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by former directors and executive officers of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases is approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. Rent expense associated with the leases approximated $4,324 and $4,606 during the three months ended March 31, 2023 and 2022, respectively, and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.
Payments to RideNow Management, LLLP
The Company made $0 and $116 in payments to RideNow Management, LLLP, an entity owned equally by two former directors and executive officers during the three months ended March 31, 2023 and 2022.
Payments to Coulter Management Group LLLP
The company made $5 and $120 in payments to Coulter Management Group LLLP, an entity owned by two former directors and executive officers of the Company, during the three months ended March 31, 2023 and 2022.
Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a director of the Company that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services, all of which remain in development as of March 31, 2023.
The Company made cash payments for the license totaling $0 and $1,080, respectively, during the three months ended March 31, 2023 and 2022. The Company also pays, on monthly basis since the agreement was signed, $30 for development of the platform. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party.
Ready Team Grow, LLC
The Company paid $42 and $54 to Ready Team Grow, LLC for employee recruiting services during the three months ended March 31, 2023 and 2022. Ready Team Grow, LLC is an entity owned by the domestic partner of the Company’s Chief Executive Officer.

Death Benefit to former Chief Financial Officer and Director
On September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B Common Stock as a gift of a death benefit to the widow and children of the Company's former Chief Financial Officer and Director. Also, on September 30, 2021, the Audit Committee approved a gift of a death benefit to the widow and children of Mr. Berrard in an amount equal to (1) $1,338, which shall be paid in equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer each quarter over the same period ending June 30, 2024, if and when paid to the Chief Executive Officer in accordance with the Company’s Executive Incentive Program. A total of $123 and $123 in cash payments were made under these awards during the three months ended March 31, 2023 and 2022.

Employment of Immediate Family Members
William Coulter, a former executive officer and director of the Company, has one immediate family member who was employed by the Company during 2021 and until August 30, 2022. This family member received aggregate gross pay of approximately $0 and $100 during the three months ended March 31, 2023 and 2022, respectively.

Mark Tkach, a former executive officer and director of the Company, has two immediate family members that are, or have been, employed by the Company between January 1, 2021, and the date hereof. One of these family members was employed by the Company during 2021 and until February 21, 2022. This family member received aggregate gross pay of approximately $0 and $100 during the three months ended March 31, 2023 and 2022, respectively. The other family member has received aggregate gross pay of approximately $109 and $100 during the three months ended March 31, 2023 and 2022, respectively, and grants of restricted stock units with respect to 15,000 shares of Class B Common Stock during 2021.

NOTE 11 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have three reportable segments as defined in U.S. GAAP for segment reporting: (1) powersports, (2) automotive, and (3) vehicle logistics. Our powersports and automotive segments consist of the sale of new and used vehicles. The powersports segment consists of the distribution principally of motorcycles and other powersports vehicles, while the automotive segment distributes cars and trucks. Our vehicle logistics segment provides nationwide transportation brokerage services between dealerships and auctions. Our vehicle logistics reportable segment has been determined to represent one operating segment and reporting unit.
Reportable segment financial information for the three months ended March 31, 2023 and 2022 were as follows:

	Powersports	Automotive	Vehicle Logistics	Eliminations(1)	Total
Three Months Ended March 31, 2023
Total assets	$1,888,163	$11,215	$5,014	$(866,514)	$1,037,878
Revenue	$319,543	$11,921	$14,999	$(159)	$346,304
Operating income (loss)	$(2,144)	$(88)	$1,431	$—	$(801)
Depreciation and amortization	$4,717	$14	$10	$—	$4,741
Interest expense	$(17,602)	$(144)	$—	$—	$(17,746)
Change in derivative liability	$—	$—	$—	$—	$—

Three Months Ended March 31, 2022
Total assets	$1,854,998	$54,673	$16,805	$(705,670)	$1,220,806
Revenue	$322,095	$110,755	$13,612	$(1,261)	$445,201
Operating income (loss)	$21,768	$(262)	$1,067	$90	$22,663
Depreciation and amortization	$4,447	$17	$10	$—	$4,474
Interest expense	$(10,662)	$(518)	$(1)	$—	$(11,181)
Change in derivative liability	$39	$—	$—	$—	$39
(1)Intercompany investment balances related to the acquisitions of RideNow, Freedom Entities, Wholesale Inc. and Wholesale Express, and receivables and other balances related to intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2022 Form 10-K, as well as our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. All dollars are reported in thousands except per share and per unit amounts.
Overview
RumbleOn is the nation’s first, largest, and only publicly-traded, technology-based online and in-store marketplace in powersports, leveraging proprietary technology to transform the powersports supply chain from acquisition of supply through distribution of retail and wholesale. RumbleOn provides an unparalleled technology suite and ecommerce experience, a national footprint of physical locations, and full-line manufacturer representation to transform the entire customer experience. Our goal is to integrate the best of both the physical and the digital, and make the transition between the two seamless.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of 55 company-owned retail locations as of March 31, 2023, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps perpetuate our flywheel. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This flywheel enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
RumbleOn’s powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories. Facilitating our platform, RumbleOn’s retail distribution locations represent all major OEMs and their representative brands, including those listed below.

RumbleOn’s Representative Brands
Alumacraft	Huricane Boats	Specialized (bicycles)
Argo	Indian Motorcycles	Speed/UTV
Benelli	Karavan Trailers	SSR
Blazer Boats	Kawasaki	STACYC (electric)
BMW	Kayo	Suzuki
Can-Am	KTM	Tidewater (Boats)
CF Moto	Lynx (Snowmobiles)	Timbersled (Snow)
Club Car	MAGICTILT Trailers	Trailmaster (off-road/gocarts)
Continental Trailers	Manitou	Triton Trailers
Crevalle Boats	Manitou (Boats)	Triumph
Cub Cadet	Mercury (Boats)	Vanderhall
Ducati	Polaris	Wellcraft (Boats)
Gas-Gas	Scarab	Yamaha
Hammerhead Off-Road	Sea-Doo	Yamaha Marine
Harley-Davidson	Segway Powersports	Zero Motorcycles
Hisun	Ski-Doo	Zieman Trailers
Honda	Soul E Bikes

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
During the first quarter of 2022, the Company completed its acquisition of the Freedom Entities, a retailer group with 13 retail locations in Texas, Georgia, and Alabama. Please note that results of the Freedom Entities prior to the Freedom Closing Date are not reflected in the presentation below. Increases in line items within the powersports segment are primarily the result of the acquisitions and the reader should note that most period-over-period dollar comparisons (as opposed to per unit amounts) are materially impacted by the introduction of the Freedom Powersports businesses (the “Acquisition Effect”).
Powersports and Automotive Segments
Revenue
Revenue is comprised of vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned vehicles through retail and wholesale channels. F&I and PSA revenue is almost exclusively earned through retail channels. Automotive sales are almost exclusively via wholesale channels, and therefore, contribute to a very small portion of F&I revenue. These sales channels provide us the opportunity to maximize profitability through increased sales volume and lower average days to sale by selling through the channel where the opportunity is the greatest at any given time based on customer demand, market conditions or inventory availability. The number of vehicles sold to any given channel may vary from period to period based on these factors.
A material part of our ability to sell vehicles is predicated on being able to have sufficient inventory, both new and used, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of vehicles given the ongoing environment of manufacturing slowdowns, computer chip shortages, and logistic/transportation challenges (collectively, the “Demand/Supply Imbalances”). Subject to the resulting Demand/Supply Imbalances, we expect pre-owned vehicle sales to increase as we begin to utilize a combination of brand building and direct response channels to efficiently source and scale our addressable markets while expanding our suite of product offerings to consumers who may wish to trade-in or to sell us their vehicle independent of a retail sale. Factors primarily affecting pre-owned vehicle sales include the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
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
Total Gross Profit per Vehicle (Powersports Segment)
Total gross profit per vehicle is the aggregate gross profit of the powersports segment in a given period, divided by retail powersports vehicles sold in that period. The aggregate gross profit of the powersports segment includes gross profit generated from the sale of new and used vehicles, income related to the origination of loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from wholesale sales of vehicles.
Total Gross Profit per Vehicle (Automotive Segment)
Total gross profit per vehicle is the aggregate gross profit of the automotive segment in a given period, divided by total automotive vehicles sold in that period.

Vehicle Logistics Segment
Revenue
Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The freight brokerage agreements are fulfilled by independent third-party transporters who must meet our performance obligations and standards. Wholesale Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. In the normal course of operations, Wholesale Express also provides transportation services to Wholesale, Inc.
Vehicles Transported
We define vehicles transported as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private parties. Vehicles transported are the primary driver of revenue and in turn profitability in the vehicle logistics segment.

Total Gross Profit Per Vehicle Transported
Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third party vehicles transported.
Results of Operations
Three-months ended March 31, 2023 Compared to March 31, 2022
Total Company Metrics (dollars in thousands except per unit)

	Three Months Ended March 31,
	2023	2022	YoY Change
Financial Overview
Revenue
Powersports	$319,579	$322,121	$(2,542)
Automotive	11,885	110,729	(98,844)
Vehicle Logistics	14,840	12,351	2,489
Total revenue	$346,304	$445,201	$(98,897)
Gross Profit
Powersports	$86,749	$99,154	$(12,405)
Automotive	699	$3,575	(2,876)
Vehicle Logistics	3,587	$2,484	1,103
Total Gross Profit	$91,035	$105,213	$(14,178)

Total Operating Expenses	$91,836	$82,550	$9,286
Operating Income (Loss)	$(801)	$22,663	$(23,464)
Net Income (Loss)	$(16,902)	$9,141	$(26,043)
Adjusted EBITDA (1)	$10,741	$31,428	$(20,687)
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

Powersports Metrics (dollars in thousands except per unit)

	Three Months Ended March 31,
	2023	2022	YoY Change
Revenue
New retail vehicles	$156,350	$152,590	$3,760
Used vehicles:
Retail	70,249	81,533	(11,284)
Wholesale	6,684	5,791	893
Total used vehicles	76,933	87,324	(10,391)
Finance and insurance, net	27,227	27,470	(243)
Parts, service, accessories	59,069	54,737	4,332
Total revenue	$319,579	$322,121	$(2,542)

Gross Profit
New retail vehicles	$23,770	$31,193	$(7,423)
Used vehicles:
Retail	9,272	14,739	(5,467)
Wholesale	(800)	470	(1,270)
Total used vehicles	8,472	15,209	(6,737)
Finance and insurance	27,227	27,470	(243)
Parts, service, accessories	27,280	25,282	1,998
Total gross profit	$86,749	$99,154	$(12,405)

Vehicle Unit Sales
New retail vehicles	10,436	9,677	759
Used vehicles:
Retail	5,781	6,101	(320)
Wholesale	1,004	979	25
Total used vehicles	6,785	7,080	(295)
Total vehicles sold	17,221	16,757	464

Revenue per vehicle
New retail vehicles	$14,982	$15,768	$(786)
Used vehicles:
Retail	12,152	13,364	(1,212)
Wholesale	6,657	5,915	742
Total used vehicles	11,339	12,334	(995)
Finance and insurance, net	1,679	1,741	(62)
Parts, service, accessories	3,642	3,469	173
Total revenue per retail vehicle	$19,294	$20,049	$(755)

Gross Profit per vehicle
New vehicles	$2,278	$3,223	$(945)
Used vehicles	$1,249	$2,148	$(899)
Finance and insurance, net	$1,679	$1,741	$(62)
Parts, service, accessories	$1,682	$1,602	$80
Total gross profit per vehicle (1)	$5,349	$6,284	$(935)
(1) Calculated as total gross profit divided by new and used retail powersports units sold.

Revenue
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Powersports revenue decreased by $2,542 to $319,579 for the three months ended March 31, 2023 compared to $322,121 for the same period in 2022. Revenue from used retail vehicles and F&I revenue accounted for $11,284 and $243 of the decrease, respectively, driven primarily by a 9.1% decrease in revenue per used retail unit sold and a 5.2% decrease in used retail units sold for the three months ended March 31, 2023 as compared to the same period in 2022. The overall decrease was partially offset by an increase of 4,332 in PSA revenue, as well as $3,760 in revenue from new vehicles during the three months ended March 31, 2023 as compared to the same period in 2022, driven primarily by a 7.8% increase in new units sold, and partially offset by a 5.0% decrease in revenue per new unit sold. In addition, the overall decrease was partially offset by an $893 increase in revenue from wholesale used vehicles for the three months ended March 31, 2023 as compared to the same period in 2022.
The total number of vehicles sold increased by 464 to 17,221 for the three months ended March 31, 2023, as compared to 16,757 for the same period in 2022. Overall, the average revenue per retail vehicle sold was $19,294 for the three months ended March 31, 2023, a decrease of $755 as compared to the same period in 2022, primarily driven by more competitive macroeconomic conditions.
Gross Profit
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Powersports gross profit decreased by $12,405 to $86,749 for the three months ended March 31, 2023, compared to $99,154 for the same period in 2022. Gross profit from new vehicles, used retail vehicles, and used wholesale vehicles accounted for $7,423, 5,467, and 1,270 of the decrease, respectively, driven primarily by lower gross profit per vehicle and lower used retail unit sales. Other contributing factors to the overall decrease in gross profit include a less favorable product mix of vehicle sales, with a greater skew towards new units sold, and softening demand which resulted in lower pricing during the three months ended March 31, 2023 as compared to the same period in 2022.
Gross profit per vehicle decreased by $935 to $5,349 for the three months ended March 31, 2023, as compared to $6,284 for the same period in 2022. The decrease is primarily attributable to the mix of vehicles sold through retail and wholesale channels, which was more skewed towards new units for the three months ended March 31, 2023 as compared to wholesale channels during the same periods in 2022.
Automotive Metrics (dollars in thousands except per unit)

	Three Months Ended March 31,
	2023	2022	YoY Change
Revenue	$11,885	$110,729	$(98,844)
Gross Profit	$699	$3,575	$(2,876)
Vehicles sold	115	2,623	(2,508)
Revenue per vehicle	$103,344	$42,215	$61,129
Gross Profit per vehicle	$6,071	$1,363	$4,708
Revenue
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Automotive revenue decreased by $(98,844) to $11,885 for the three months ended March 31, 2023 compared to $110,729 for the same period in 2022. The decrease in automotive revenue was primarily due to a significant decrease in vehicles sold to 115 units for the three months ended March 31, 2023 as compared to 2,623 units for the same period in 2022; partially offset by increases in revenue per vehicle of $61,129 for the three months ended March 31, 2023. The Company is continuing to wind-down its automotive business, in part due to concerns about the market and high wholesale costs as compared to historical levels.
Gross Profit
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Automotive gross profit decreased by $2,876 to $699 for the three months ended March 31, 2023 compared to $3,575 for the same period in 2022. The decrease is primarily attributable to a 95.6% decrease in vehicles sold during the three months ended March 31, 2023 as compared to the same period in 2022, partially offset by a $4,708 increase in gross profit per vehicle sold to $6,071 per unit for the three months ended March 31, 2023.
Vehicle Logistics Metrics - before intercompany eliminations (dollars in thousands except per unit)

	Three Months Ended March 31,
	2023	2022	YoY Change

Revenue (1)	$14,999	$13,612	$1,387
Gross Profit	$3,714	$2,640	$1,074
Vehicles transported	23,775	21,831	1,944
Revenue per vehicle transported	$631	$624	$7
Gross Profit per vehicle transported	$156	$121	$35
(1) Before revenue and gross profit from intercompany freight services provided to Wholesale of $159 and $1,261, and $126 and $156, respectively, for the three months ended March 31, 2023 and 2022 are eliminated in the Condensed Consolidated Financial Statements.
Revenue
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Vehicle Logistics revenue increased by $1,387 to $14,999 for the three months ended March 31, 2023 compared to $13,612 for the same period in 2022. The increase in total revenue for the three months ended March 31, 2023 resulted from increases of approximately 8.9% in the number of vehicles transported to 23,775 vehicles as compared to 21,831 vehicles for the same period of 2022. Additionally, revenue per vehicle transported for the three months ended March 31, 2023 increased by approximately 1.1% to $631 as compared to $624 for the same period in 2022.
Gross Profit
Three-months ended March 31, 2023 Compared to March 31, 2022. Total Vehicle Logistics gross profit for the three months ended March 31, 2023 increased by $1,074 to $3,714, or $156 per vehicle transported, as compared to $2,640, or $121 per vehicle transported, for the same period in 2022. The 40.7% increase in gross profit was attributed to a 28.9% increase in gross profit per vehicle transported, in addition to an 8.9% increase in the number of vehicles transported, for the three months ended March 31, 2023 as compared to the same period in 2022.
Selling, General and Administrative

	Three Months Ended March 31,		YoY
	2023	2022	Change
Advertising, marketing and selling	$5,855	$6,847	$(992)
Compensation and related costs	51,477	45,935	5,542
Facilities	11,474	9,690	1,784
General and administrative	14,008	13,092	916
Stock based compensation	2,911	1,879	1,032
Technology development and software	1,370	633	737
Total SG&A expenses	$87,095	$78,076	$9,019
Selling, general and administrative ("SG&A") expenses increased by $9,019, respectively, for the three months ended March 31, 2023 compared to the same period in 2022. The overall increase was primarily driven by: increased headcount as the Company deploys its growth initiatives, investments in facilities and technologies, and higher stock based compensation. The increases are partially offset by lower advertising, marketing, and selling costs as the Company focused expenditures on its most effective initiatives during the three months ended March 31, 2023 as compared to the same period in 2022. In the case of technology and development, the Company is pursuing strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the three months ended March 31, 2023.

Starting in the second quarter of 2023, the Company is implementing a plan to reduce annualized SG&A expenses by approximately $15,000. While subject to change, $8,000 of annualized reductions in compensation and related costs are expected through a hiring freeze and a small workforce reduction in non revenue generating positions, and approximately $7,000 in annualized savings on insurance expenses. In addition, the Company expects to achieve reductions in general and administrative expenses, as professional fees for outside services are replaced with the Company's internal workforce. The reductions to general and administrative expenses are expected to be partially offset by higher legal fees and facilities costs during the remainder of 2023. The Company has targeted additional opportunities to further reduce expenses during the remainder of 2023, as market conditions dictate.
Depreciation and Amortization
Depreciation and amortization increased by $267 for the three months ended March 31, 2023, as compared to the same period in 2022. The overall increase is primarily driven by amortization of the various non-compete agreements resulting from the Freedom Transaction, amortization of capitalized software, and minimal increases to depreciation expense across the Company.
Interest Expense
Interest expense increased by $6,565 for the three months ended March 31, 2023, as compared to the same period in 2022. Interest expense consists of interest and deferred financing costs on the: (i) Oaktree Credit Agreement; (ii) various floorplan facilities; (iii) private placement notes; (iv) convertible senior notes; and (v) the ROF Consumer Finance Facility.
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
The change in value of the derivative liability for the three months ended March 31, 2023 and 2022 were $0 and $39, respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of March 31, 2023 and December 31, 2022 was both $26.
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
Adjusted EBITDA is defined as net income (loss) adjusted to add back interest expense, depreciation and amortization, changes in derivative and warrant liabilities and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition related costs, litigation expenses, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
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
For the three months ended March 31, 2023 and 2022, adjustments to Adjusted EBITDA are primarily comprised of:
•Non-cash stock-based compensation expense recorded in the Condensed Consolidated Statement of Operations,
•Transaction costs associated with the RideNow Transaction and Freedom Transaction, which primarily include professional fees and third-party costs,
•Lease expense associated with favorable related party leases in excess of contractual lease payments,
•Charges associated with litigation outside of our ongoing operations,
•Loss associated with the fair value of the RumbleOn Finance loan receivables portfolio, which are anticipated to be sold during the second quarter of 2023,
•Other non-recurring costs, which include one-time expenses incurred. For the three months ended March 31, 2023, the balance was comprised of integration costs and professional fees associated with the RideNow and Freedom Transactions, and a death benefit to the estate of the Company's former Chief Financial Officer and director. For the three months ended March 31, 2022, the balance was primarily related to technology implementation, establishment of the RumbleOn Finance secured loan facility, and integration costs associated with the RideNow and Freedom Transactions,
•Personnel restructuring costs, primarily comprised of charges associated with separation of the Company's former Chief Financial Officer, and
•Change in derivative and warrant liabilities.

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(16,902)	$9,141
Add back:
Interest expense	17,746	11,181
Depreciation and amortization	4,741	4,474
Income tax provision (benefit)	(1,603)	2,380
EBITDA	3,982	27,176
Adjustments:
Stock based compensation	2,911	1,879
Transaction costs - RideNow and Freedom Powersports	22	716
Lease expense associated with favorable related party leases in excess of contractual lease payments	271	—
Litigation settlement expenses	79	—
Loss associated with sale of RumbleOn Finance loan receivables	2,029	—
Other non-recurring costs	554	1,697
Restructuring costs	893	—
Change in derivative and warrant liabilities	—	(39)
Adjusted EBITDA	$10,741	$31,429
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In 2022, we completed two public offerings that provided net proceeds of $191,000 and obtained the Oaktree Credit Agreement, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. As of March 31, 2023, the Oaktree Credit Agreement does not provide for any incremental financing for acquisitions or working capital purposes.
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
We had the following liquidity resources available as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Cash	$51,784	$48,579
Availability under floorplan facilities (1)	45,644	50,651
Committed liquidity resources available	$97,428	$99,230
(1) Availability under floorplan facilities is the available amount we can borrow under our existing vehicle inventory floor plan credit facilities based on the pledgable value of vehicle inventory on our balance sheet as of March 31, 2023 and December 31, 2022. Availability under floorplan facilities is distinct from the maximum borrowing capacity of these facilities because it represents the current amount available to borrow, rather than amounts available to borrow for future inventory purchases.

As of March 31, 2023, and December 31, 2022, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $621,827 and $599,815, respectively, summarized in the table below. See Note 5 - Notes Payable and Lines of Credit and Note 6 - Stockholders' Equity to our Condensed Consolidated Financial Statements included above.

	March 31, 2023	December 31, 2022
Asset-Based Financing:
Inventory	$245,008	$225,431
Total asset-based financing	245,008	225,431

Term loan facility	346,066	346,066
Unsecured senior convertible notes	38,750	38,750
RumbleOn Finance secured loan facility	20,952	25,000
Note payable for leasehold improvements	514
Total debt	651,290	635,247
Less: unamortized discount and debt issuance costs	(29,463)	(35,432)
Total debt, net	$621,827	$599,815
The following table sets forth a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$8,855	$31,274
Net cash used in investing activities	(5,683)	(67,987)
Net cash provided by financing activities	33	53,601
Net change in cash	$3,205	$16,888
Operating Activities
Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to fund operations, and personnel-related expenses. For the three months ended March 31, 2023, net cash provided by operating activities was $8,855, a decrease of $22,419 compared to $31,274 for the three months ended March 31, 2022. The decrease in our net cash provided by operating activities was primarily due to a $26,043 decrease in our net income, a $1,874 decrease in non-cash adjustments, and a $1,749 decrease in cash provided by other operating assets.
The majority of the changes in finance receivables are accompanied by changes in line of credit and notes payable, which are issued to fund powersports vehicle loans originated by RumbleOn Finance. Proceeds from the RumbleOn Finance line of credit are separately reflected as cash from financing activities. Due to the presentation differences between finance receivables and proceeds from the RumbleOn Finance line of credit on the consolidated statements of cash flows, fluctuations in these amounts can have a significant impact on our operating and financing cash flows without affecting our overall liquidity, working capital or cash flows.
Investing Activities
Our primary use of cash for investing activities is for technology development to expand our operations. Net cash used in investing activities decreased $62,304 to $5,683 for the three months ended March 31, 2023, compared to $67,987 for the same period in 2022. The decrease in our net cash used in investing activities was primarily due to the acquisition of Freedom Powersports, which occurred during the three months ended March 31, 2022. In addition, there was a decrease of $562 in outflows for the purchase of property and equipment, offset by an increase of $1,250 in outflows for technology development for the three months ended March 31, 2023 as compared to the same period in 2022.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities decreased $53,568 to $33 for the three months ended March 31, 2023, compared to net cash provided by financing activities of $53,601 for the same period of 2022. The decrease in net cash provided by financing activities for the three months ended March 31, 2023 is primarily attributable to a decrease of $84,500 in proceeds from the Oaktree Credit Agreement, which were utilized to purchase Freedom Powersports during the three months ended March 31, 2022, as well as a decrease of $9,919 in non-trade floor plan borrowings for the three months ended March 31, 2023 as compared to the same period of 2022.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2022. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K.

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our 2022 Form 10-K and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, based on the ongoing remediation of a material weakness identified in the 2022 Form 10-K. The material weakness existing in our internal control over financial reporting relates to:

•Insufficient number of accounting resources to facilitate an effective control environment following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. Consequently, the Company did not effectively operate process-level control activities related to the elimination of intercompany transactions, review and approval of certain reconciliations, accounting estimates accounting for non-routine transactions, and management review controls.
As set forth below, management has taken and will continue to take steps to remediate the identified material weakness. Notwithstanding the material weakness, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented.
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
•We are enhancing the overall review and approval process relating to elimination of intercompany transactions.
•We are enhancing the review and approval controls related to reconciling certain accruals and accounting estimates.
•We are in the process of implementing proper governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of the material weakness will be completed to provide for an effective control environment.
Changes in Internal Control Over Financial Reporting
Other than incorporating the controls and procedures of the acquired Freedom entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.     Other Information.
None.
Item 6.     Exhibits.

Exhibit Number	Description
10.1+	Employment Agreement, dated January 19, 2023, between RumbleOn, Inc. and Blake Lawson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 20, 2023).
10.2+	Special Advisor Agreement, dated January 19, 2023, between RumbleOn, Inc. and Narinder Sahai (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on January 20, 2023).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: May 10, 2023	By:	/s/ Marshall Chesrown
Marshall Chesrown
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Blake Lawson
Blake Lawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)