Form 10-Q
period 2023-06-30
RumbleOn, Inc.
filed 2023-08-09
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 8, 2023 was 16,671,994 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 8, 2023.

QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$44,373	$46,762
Restricted cash	12,776	10,000
Accounts receivable, net	37,402	28,040
Inventory	325,268	323,473
Prepaid expense and other current assets	7,336	7,422
Assets held for sale	24,883	33,662
Current assets of discontinued operations	272	11,377
Total current assets	452,310	460,736
Property and equipment, net	81,249	76,078
Right-of-use assets	170,733	161,822
Goodwill	23,897	21,142
Intangible assets, net	242,387	247,413
Deferred tax assets	64,603	58,115
Assets of discontinued operations	35	23
Other assets	1,645	1,881
Total assets	$1,036,859	$1,027,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$84,626	$79,439
Vehicle floor plan note payable	246,438	220,176
Current portion of long-term debt and line of credit	18,186	3,645
Current liabilities of discontinued operations	714	8,434
Total current liabilities	349,964	311,694
Long-term liabilities:
Senior secured note	322,763	317,494
Convertible debt, net	33,394	31,890
Line of credit and notes payable	586	25,000
Operating lease liabilities	138,282	126,695
Other long-term liabilities	9,230	8,422
Total long-term liabilities	504,255	509,501
Total liabilities	854,219	821,195
Commitments and contingencies (Notes 2, 3, 5, 6, 9, and 11)
Stockholders' equity:
Class A Common Stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B Common Stock, $0.001 par value, 100,000,000 shares authorized, 16,565,389 and 16,184,264 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17	16
Additional paid-in capital	593,051	585,937
Accumulated deficit	(406,109)	(375,619)
Class B Common Stock in treasury, at cost, 123,089 shares as of June 30, 2023 and December 31, 2022	(4,319)	(4,319)
Total stockholders' equity	182,640	206,015
Total liabilities and stockholders' equity	$1,036,859	$1,027,210
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Powersports vehicles	$269,721	$294,591	$503,004	$534,505
Parts, service and accessories	65,409	65,315	124,478	120,052
Finance and insurance, net	33,178	36,759	60,370	64,261
Vehicle logistics	14,423	15,517	29,263	27,868
Total revenue	382,731	412,182	717,115	746,686

Cost of revenue:
Powersports vehicles	230,263	232,747	431,303	426,258
Parts, service and accessories	34,998	33,945	66,788	63,400
Vehicle logistics	11,069	12,349	22,322	22,216
Total cost of revenue	276,330	279,041	520,413	511,874

Gross profit	106,401	133,141	196,702	234,812

Selling, general and administrative	100,313	96,233	186,600	170,605
Depreciation and amortization	5,269	5,862	9,996	10,319
Operating income	819	31,046	106	53,888

Other income (expense):
Interest expense	(18,326)	(12,751)	(35,928)	(23,413)
Other income	101	204	133	204
Change in derivative liability	—	—	—	39
Total other expense	(18,225)	(12,547)	(35,795)	(23,170)

Income (loss) from continuing operations before income taxes	(17,406)	18,499	(35,689)	30,718

Income taxes provision (benefit) from continuing operations	(4,573)	4,852	(6,150)	7,487

Income (loss) from continuing operations, net	(12,833)	13,647	(29,539)	23,231

Income (loss) from operations of discontinued operations	(878)	404	(1,100)	(294)
Income tax provision (benefit) from discontinued operations	(123)	18	(149)	(237)
Income (loss) from discontinued operations, net	(755)	386	(951)	(57)

Net income (loss)	$(13,588)	$14,033	$(30,490)	$23,174

Weighted average number of common shares outstanding - basic	16,462,079	16,059,288	16,343,758	15,778,461
Earnings (loss) per share - basic from continuing operations	$(0.78)	$0.85	$(1.81)	$1.47
Earnings (loss) per share - basic from discontinued operations	(0.05)	0.02	(0.06)	(0.01)
Weighted average number of common shares outstanding - diluted	16,462,079	16,095,862	16,343,758	15,841,346
Earnings (loss) per share - diluted from continuing operations	$(0.78)	$0.85	$(1.81)	$1.47
Earnings (loss) per share - diluted from discontinued operations	$(0.05)	$0.02	$(0.06)	$(0.01)
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2023	50,000	$—	16,295,735	$16	$588,848	$(392,521)	123,089	$(4,319)	$192,024
Issuance of common stock for restricted stock units	—	—	269,654	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	4,910	—	—	—	4,910
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(706)	—	—	—	(706)
Net loss	—	—	—	—	—	(13,588)	—	—	(13,588)
Balance as of June 30, 2023	50,000	$—	16,565,389	$17	$593,051	$(406,109)	123,089	$(4,319)	$182,640

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury			Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2022	50,000	$—	16,184,264	$16	$585,937	$(375,619)	123,089	$(4,319)		$206,015
Issuance of common stock for restricted stock units	—	—	381,125	1	(1)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,821	—	—	—		7,821
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(706)	—	—	—		(706)
Net loss	—	—	—	—	—	(30,490)	—	—		(30,490)
Balance as of June 30, 2023	50,000	$—	16,565,389	$17	$593,051	$(406,109)	123,089	$(4,319)		$182,640

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of March 31, 2022	50,000	$—	15,930,740	$16	$578,444	$(104,965)	123,089	$(4,319)	$469,176
Issuance of common stock for restricted stock units	—	—	12,572	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,754	—	—	—	—
Escrow shares returned in connection with Freedom acquisition	—	—	(2,446)	—	—	—	2,446	—	—
Net income	—	—	—	—	—	14,033	—	—	14,033
Balance as of June 30, 2022	50,000	$0	15,940,866	$16	$581,198	$(90,932)	125,535	$(4,319)	$485,963

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance as of December 31, 2021	50,000	$0	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	12,572	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,511	—	—	—	26,512
Stock-based compensation	—	—	—	—	4,632	—	—	—	4,632
Escrow shares returned in connection with Freedom acquisition	—	—	(2,446)	—	—	—	2,446	—	—
Net income	—	—	—	—	—	23,174	—	—	23,174
Balance as of June 30, 2022	50,000	$0	15,940,866	$16	$581,198	$(90,932)	125,535	$(4,319)	$485,963

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,490)	$23,174
Loss from discontinued operations	(951)	(57)
Net income (loss) from continued operations	$(29,539)	$23,231
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,996	10,285
Amortization of debt discount	4,764	3,523
Stock based compensation expense	7,821	4,632
Gain from change in value of derivatives	—	(39)
Deferred taxes	(6,488)	4,023
Originations of loan receivables, net of principal payments received	2,623	(12,973)
Write-down of loan receivable assets	6,156	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,362)	3,052
Inventory	3,103	(26,820)
Prepaid expenses and other current assets	97	(511)
Other assets	213	(19,112)
Other liabilities	4,001	(3,807)
Accounts payable and accrued liabilities	1,377	15,329
Floor plan trade note borrowings	(1,056)	28,140
Net cash provided by (used in) operating activities of continuing operations	(6,294)	28,953
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(3,300)	(64,188)
Purchase of property and equipment	(6,004)	(1,464)
Technology development	(1,066)	(3,462)
Net cash used in investing activities of continuing operations	(10,370)	(69,114)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	—	84,500
Proceeds from ROF credit facility for the purchase of consumer finance loans	—	13,650
Repayment of debt and line of credit	(8,371)	(32,791)
Repayment of note payables	—	(2,091)
Increase in borrowings from non-trade floor plans	25,192	1,548
Net cash provided by financing activities of continuing operations	16,821	64,816
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	3,667	7,371
Net cash used in financing activities	(5,254)	(6,318)
Net cash provided by (used in) discontinued operations	(1,587)	1,053
NET INCREASE (DECREASE) IN CASH	(1,430)	25,708
Cash and restricted cash at beginning of period	58,579	51,974
Cash and restricted cash at end of period	$57,149	$77,682
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
RumbleOn is the nation's first and largest publicly traded, technology-enhanced dealership group platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and providing more choices in making powersports vehicles accessible to more people in more places than ever before. We strive to build long-term value for our customers, employees, and shareholders with the nation’s largest network of powersports dealerships, service departments, and fulfillment centers operated by our highly-trained and knowledgeable team. We are transforming the powersports customer experience by giving consumers what they want - a wide selection, great value and quality, and an easy transaction. Every element of our business, from inventory procurement, to fulfillment, to overall ease of transactions, has been built for a singular purpose – to create an unparalleled customer experience in the powersports industry regardless of whether they are shopping our inventory online or in-store.
Although our primary focus is on the customer experience and building market share in the powersports industry, during 2022 and 2023 we participated in the automotive industry through our wholly-owned wholesale distributor of used automotive inventory, Wholesale, Inc. ("Wholesale Inc."), and our exotics retailer AutoSport USA, Inc., which does business under the name Got Speed. In the third quarter of 2022, we announced we would be winding down our wholesale automotive business. The process of winding down this business was completed as of June 30, 2023, and we have reported the operations of this segment of our business as discontinued operations within the Condensed Consolidated Financial Statements. Our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers.
On August 31, 2021 (the “RideNow Closing Date”), RumbleOn, Inc. completed its business combination with RideNow Powersports ("RideNow"), the nation's largest powersports retailer group. On February 18, 2022 (the “Freedom Closing Date”), the Company completed its acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (“Freedom Powersports - RE,” and together with Freedom Powersports, the “Freedom Entities”), a retailer group with 13 locations in Texas, Georgia, and Alabama.
Since the acquisitions of RideNow and Freedom Powersports, we have made a handful of smaller acquisitions. We plan to continue the growth of our powersports footprint through strategic acquisitions.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including RideNow and the Freedom Entities from the respective dates these businesses were acquired. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year. All intercompany accounts and material intercompany transactions have been eliminated.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates. In particular, current or future macro economic conditions, as well as the effect of economic conditions on the Company’s operations, may impact future estimates including, but not limited to inventory valuations, fair value measurements, asset impairment charges, and discount rate assumptions. These conditions may include, but are not limited to, recession, inflation, interest rates, unemployment levels, the state of the housing market, gasoline prices, consumer credit availability, consumer credit delinquency and loss rates, personal discretionary spending levels, and consumer sentiment about the economy in general. These conditions and the economy in general could be affected by significant national or international events such as a global health crisis, acts of terrorism, or acts of war. If economic conditions worsen or stagnate, it can have a material adverse effect on consumer demand as well as the availability of credit to finance powersports and vehicle purchases, which could adversely impact our business and results of operations.
Liquidity and Management’s Plans
As described more completely in Note 5, the Company was not in compliance with certain financial covenants contained in various debt agreements at June 30, 2023, providing the lenders the ability to accelerate the outstanding loan balances to the Company if a compliance waiver or loan amendment is not obtained.
On August 9, 2023, the Company and Oaktree Fund Administration, LLC executed Amendment No. 5 (as defined in Note 5) to the Term Loan Credit Agreement, which provides the Company a covenant waiver as of June 30, 2023 and as of September 30, 2023, and more favorable financial covenants for each quarter through the second quarter of 2024. Amendment No. 5 also requires the Company to undertake certain actions in the coming months to generate additional liquidity that will be used to repay a portion of the outstanding balance of the Term Loan Credit Agreement. These actions include divesting of certain assets and completing a $100,000 rights offering, for which the Company has received binding commitments for up to $100,000 if the rights offering is not fully subscribed.
Management has initiated plans that will allow the Company to remain in compliance with all revised covenants under Amendment No. 5. The Company has classified certain assets as held for sale at June 30, 2023 and also executed a Standby Purchase Agreement on August 8, 2023 that provides binding commitments for up to $100,000 from certain existing shareholders if the rights offering is not fully subscribed. Management has considered these plans, including if they are within the control of the Company, in evaluating ASC 205-40, Presentation of Financial Statements. Management believes the above actions are sufficient to allow the Company to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements and to comply with the amended financial covenants of Amendment No. 5. Management believes that it has alleviated any substantial doubt regarding the Company’s ability to continue as a going concern.
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

The Company evaluated the misstatement and concluded that the impact was not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements. The Company has corrected the Condensed Consolidated Financial Statements by decreasing powersports revenue and cost of sales for the three months ended June 30, 2022 by $18,094 and $18,094, respectively, and for the six months ended June 30, 2022 by $32,813 and $32,813, respectively.
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

The Company adopted ASU 2016-13 on January 1, 2023. The standard did not have a material impact on the Company's Condensed Consolidated Financial Statements for the six months ended June 30, 2023.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU refines the scope of ASC 848 and clarifies some of its guidance as part of the Board's monitoring of global reference rate reform activities. The ASU permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." This ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. These new standards were effective upon issuance and generally can be applied to applicable contract modifications. Our senior secured debt and most of our floorplan arrangements have transitioned from LIBOR to the use of SOFR or an alternative benchmark rate as of June 30, 2023.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"). ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606 instead of being recorded at fair value. The Company early adopted these requirements prospectively in the first quarter of 2022.
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
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and we cease depreciation.

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

Pro Forma Information for Acquisitions
The Company has included the operating results of the Freedom Entities in its consolidated statements of operations since February 18, 2022. The following unaudited pro forma financial information presents consolidated information of the Company as if the Freedom Transaction was completed at December 31, 2021.

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Pro forma revenue from continuing operations	$717,115	$770,396
Pro forma net income (loss) from continuing operations	$(29,539)	$23,387
Earnings (loss) per share from continuing operations - basic	$(1.81)	$1.48
Weighted average number of shares - basic	16,343,758	15,778,461
Earnings (loss) per share from continuing operations - fully diluted	$(1.81)	$1.48
Weighted average number of shares - fully diluted	16,343,758	15,841,346

Red Hills Powersports Acquisition
On March 3, 2023, the Company acquired Red Hills powersports, a single retail location representing 10 original equipment manufacturers ("OEMs") in Tallahassee, Florida, for total consideration approximating $3,300 in cash.
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
The following table reflects the balance sheet presentation of our lease assets and liabilities:

Leases	Classification	June 30, 2023	December 31, 2022
Assets:
Operating	Right-of-use assets	$170,733	$161,822
Total right-of-use assets		$170,733	$161,822

Liabilities:
Current:
Operating	Accounts payable and other current liabilities	$24,591	$24,075
Non-Current:
Operating	Long-term portion of operating lease liabilities	138,282	126,695
Total lease liabilities		$162,873	$150,770
The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

	June 30, 2023	December 31, 2022
Weighted average lease term-operating leases	14.0 years	14.6 years
Weighted average discount rate-operating leases	14.0%	14.0%

The following table provides information related to the lease costs of finance and operating leases for the three and six months ended June 30, 2023 and 2022:

Lease Expense	Income Statement Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Operating	Selling, general and administrative expenses	$8,525	$7,565	$16,674	$14,428
Finance:
Amortization of ROU assets	Depreciation and amortization expense	—	—	—	41
Interest on lease liabilities	Interest expense	—	—	—	124
Total lease costs		$8,525	$7,565	$16,674	$14,593
In connection with the acquisition of the RideNow companies on August 31, 2021 (the "RideNow Transaction"), the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at June 30, 2023:

Leases	Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets:
Right of use assets – related party		$104,376	$105,264
All other right-of-use assets		66,357	56,558
Total	Right-of-use assets	$170,733	$161,822

Liabilities:
Current:
Current portion of lease liabilities – related party		$13,997	$14,492
Current portion of lease liabilities – all other leases		10,594	9,583
Total	Accounts payable and other current liabilities	$24,591	$24,075
Non-Current:
Long-term portion of lease liabilities – related party		96,538	93,713
Long-term portion of lease liabilities – all other leases		41,744	32,982
Total	Operating lease liabilities	$138,282	$126,695
Total lease liabilities		$162,873	$150,770
Supplemental cash flow information related to operating leases for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2022
Cash payments for operating leases	$14,244	$12,240
ROU assets obtained in exchange for new operating lease liabilities	$14,383	$15,103

The following table summarizes the future minimum payments for operating leases at June 30, 2023 due in each year ending December 31:

Year	Operating Leases
2023	$15,394
2024	30,314
2025	28,601
2026	26,927
2027	26,131
Thereafter	282,415
Total lease payments	409,782
Less: imputed interest	(246,909)
Present value of operating lease liabilities	$162,873

NOTE 4 –GOODWILL AND INTANGIBLE ASSETS
The carrying amount of goodwill, franchise rights, and other intangible assets as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
Goodwill	$23,897	$21,142

Other intangible assets
Franchise rights - indefinite life	$236,678	$236,723
Definite lived - non-compete agreements and other	23,795	23,750
	260,473	260,473
Less: accumulated amortization	18,086	13,060
Intangible assets, net	$242,387	$247,413
The following summarizes the changes in the carrying amount of goodwill by reportable segment from December 31, 2022 to June 30, 2023.

	Powersports	Vehicle Logistics	Total
Balance at December 31, 2022	$20,294	$848	$21,142
Acquisition of store in Tallahassee, FL	2,600	—	2,600
Four Wheels purchase accounting adjustments	(106)	—	(106)
Freedom Powersports purchase accounting adjustments	261	—	261
Balance at June 30, 2023	$23,049	$848	$23,897
In addition to annual impairment testing, the Company continuously monitors for events and circumstances that could indicate that it is more likely than not that its goodwill, indefinite lived intangible assets, finite lived intangible assets, and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the quarter ended June 30, 2023, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of June 30, 2023. The Company will continue to monitor both macroeconomic and company-specific events and circumstances in future periods and if a triggering event is identified prior to the Company’s fourth quarter annual impairment test, management will complete an interim impairment test at that time.

Estimated annual amortization expense related to other intangibles:

2023	$2,886
2024	2,653
2025	99
Thereafter	—
$5,638
NOTE 5 – NOTES PAYABLE AND LINES OF CREDIT
Notes payable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Term Loan Credit Agreement maturing on August 31, 2026. Amortization payments are required quarterly. Interest rate at June 30, 2023 was 13.41%.	$344,431	$346,066
ROF Consumer Finance Facility maturing on February 4, 2025. Interest rate at June 30, 2023 was 10.17%.	18,030	25,000
Notes payable for leasehold improvements and other	752	—
Total principal amount	363,213	371,066
Less: unamortized debt issuance costs	(21,668)	(28,572)
Total long-term debt	341,545	342,494
Less: Current portion of long-term debt	(18,186)	(3,645)
Long-term debt, net of current portion	$323,359	$338,849
Floor plan notes payable as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Floor plans notes payable - trade	$74,331	$75,387
Floor plans notes payable - non-trade	172,107	144,789
Floor plan notes payable	$246,438	$220,176
Term Loan Credit Agreement
On the RideNow Closing Date, the Company entered into a new term loan credit agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto (the "Lenders"), and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Administrative Agent”). The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). The proceeds from the Initial Term Loan Facility were used to consummate the RideNow Transaction and to provide for working capital. Loans under the Delayed Draw Term Loans Facility were subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and became available six (6) months after the RideNow Closing Date and were unavailable to be drawn after the eighteen (18) month anniversary of the RideNow Closing Date, which occurred on March 1, 2023. In connection with providing the debt financing for the RideNow Transaction, and pursuant to the commitment letter executed on March 15, 2021, the Company issued warrants to purchase $40,000 of shares of Class B Common Stock to Oaktree Capital Management, L.P. and its lender affiliates (the “Warrants”).
On February 18, 2022, in conjunction with the Freedom Transaction, the Company drew down $84,500 against the Delayed Draw Term Loans Facility. During the fourth quarter of 2022, the Company made a voluntary principal repayment of $15,000 to the Oaktree Credit Facility. As of June 30, 2023, the Oaktree Credit Agreement does not provide for any available financing under the Delayed Draw Term Loans Facility.
The loan under the Oaktree Credit Agreement is reported on the balance sheet as senior secured debt, net of debt discount and debt issuance costs of $21,668, including the fair value of the Warrants of $10,950. Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) LIBOR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that Amendment No. 5 (as defined below) provides that an additional 0.50% of interest will accrue from the

Amendment No 5 Effective Date (as defined below) through June 20, 2024 (which additional interest may be paid in cash or paid-in-kind). At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on June 30, 2023, was 13.41%. Interest expense for the three and six months ended June 30, 2023 was $13,353 and $26,295, respectively, which included amortization of $1,672 and $3,260, respectively, related to the discount and debt issuance costs. Interest expense for the three and six months ended June 30, 2022 was $11,009 and $19,700, respectively, which included amortization of $1,960 and $3,236, respectively related to the discount and debt issuance costs. While the Oaktree Credit Agreement notes that Secured Overnight Financing Rate ("SOFR") may be selected as the alternative benchmark rate, this alternative benchmark had not been selected as of June 30, 2023. The Company selected SOFR as the alternative benchmark effective July 1, 2023.
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
At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. On August 9, 2023 (the "Amendment No. 5 Effective Date"), the Company, the Subsidiary Guarantors party thereto, the Administrative Agent, and the Lenders party thereto executed Amendment No. 5 to Term Loan Credit Agreement (the “Amendment No. 5”), pursuant to which, among other things: (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring the Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use such proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement); (iii) an additional performance covenant was added requiring the Company raise net cash proceeds of not less than $100,000 from the issuance of common equity interests in the Company by December 1, 2023 (with a corresponding requirement to use certain of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, exercisable for an anticipated aggregate of 1,212,121 shares at an anticipated price of $12 per share, in a form to be agreed upon, to the Lender. In connection with Amendment No. 5, the Company agreed to pay a nominal fee which may be paid in cash or paid-in-kind.
The elimination of the June 30, 2023 leverage ratio financial covenants was made effective as of June 30, 2023, and the Lenders agreed in Amendment No. 5 that no event of default exists or arises from such leverage ratio financial covenants as of such date.
Based on the amended terms of the Oaktree Credit Agreement, the Company believes that it will be in compliance with all covenants under the Oaktree Credit Agreement, as amended by Amendment No. 5, for the next one year period. As of June 30, 2023, the Company has classified obligations under the Oaktree Credit Agreement as non-current liabilities.
RumbleOn Finance Line of Credit
On February 4, 2022, RumbleOn Finance and ROF SPV I, LLC ("ROF"), an indirect subsidiary of RumbleOn, entered into a consumer finance facility ("ROF Consumer Finance Facility") primarily to provide up to $25,000 for the underwriting of consumer loans underwritten by ROF. Credit Suisse AG, New York Branch (“Credit Suisse”) is the managing agent of the ROF Consumer Finance Facility, and RumbleOn Finance is the borrower. All loans under this agreement are secured by certain collateral including the consumer finance loans purchased by the ROF Consumer Finance Facility.
We provided customary representations and covenants under the related agreements which include financial covenants and collateral performance covenants. Loans sold to or in the ROF Consumer Finance Facility are subject to certain eligibility criteria, concentration limits and reserves.
As of June 30, 2023, RumbleOn Finance did not meet the interest rate spread requirement set forth in the ROF Consumer Finance Facility as a result of increased interest rates and limited growth of our consumer finance business. The lender has indicated no current intention to request early repayment of the principal balance due under the ROF Consumer Finance Facility as of June 30, 2023. We intend to sell the loan portfolio held at RumbleOn Finance and pay off the outstanding balance during the second half of 2023. As of June 30, 2023, the outstanding balance due under the ROF Consumer Finance

Facility was $18,030, which is reflected in the current portion of long-term debt and line of credit in the accompanying Condensed Consolidated Balance Sheets.
The value of the loan receivable assets held by RumbleOn Finance, which approximated $24,883 net of allowance for loan losses, is included in assets held for sale in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023.
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
On October 26, 2022, the Company entered into a Floorplan Line with J.P. Morgan (the “J.P. Morgan Credit Line”). As of June 30, 2023, advances under the J.P. Morgan Credit Line are limited to $75,000 and the outstanding balance was $27,104. Interest expense on the J.P. Morgan Credit Line for the three and six months ended June 30, 2023 was $421 and $808, respectively.
As of June 30, 2023, the Company is in compliance with the covenant terms of its floor plan agreements.
NOTE 6 – CONVERTIBLE NOTES
As of June 30, 2023 and December 31, 2022, the outstanding convertible senior notes net of debt discount and issue costs are summarized as follows:

	June 30, 2023			December 31, 2022
	Principal Amount	Debt Discount	Carrying Amount	Principal Amount	Debt Discount	Carrying Amount
Convertible senior notes	$38,750	$(5,356)	$33,394	$38,750	$(6,860)	$31,890
Less: Current portion	—	—	—	—	—	—
Long-term portion	$38,750	$(5,356)	$33,394	$38,750	$(6,860)	$31,890
Convertible Senior Notes
The convertible senior notes (the "Notes") were issued on January 14, 2020 pursuant to an Indenture (the "Indenture"), by and between the Company and the trustee. The Indenture includes customary representations, warranties and covenants by the Company. The Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year, beginning on July 1, 2020. The Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradable as required by the Indenture. The Notes mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.
The initial conversion rate of the Notes is 25 shares of Class B Common Stock per $1 principal amount of Notes, which is equal to an initial conversion price of $40.00 per share. The conversion rate is subject to adjustment in certain events as set forth in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a "make-whole fundamental change", the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert the Notes in connection with such make-whole fundamental change. Before July 1, 2024, the Notes will be convertible only under circumstances as described in the Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 62 shares per $1 in principal amount.
The Indenture contains a “blocker provision” which provides that no holder (other than the depository with respect to the Notes) or beneficial owner of Notes shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.
The Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary, occurs and is continuing, the trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable. The Notes also contain conversion features related to certain events, which include liquidation or dissolution, as well as fundamental changes to the structure or ownership of the Company.
The Notes were not redeemable by the Company before the January 14, 2023. The Company may redeem for cash all or any portion of the Notes, at its option, on or after January 14, 2023 if the last reported sale price of the Class B Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
The Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables). Interest expense recognized with respect to the Notes for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$657	$657	$1,314	$1,313
Amortization of debt discount	765	644	1,498	1,262
Total interest expense	$1,422	$1,301	$2,812	$2,575

NOTE 7 – STOCKHOLDER'S EQUITY
Stock-Based Compensation
On June 30, 2017, the Company’s shareholders approved a Stock Incentive Plan (the “Plan”) allowing for the issuance of restricted stock units ("RSUs"), stock options, and other equity awards (collectively “Awards”). As of June 30, 2023, the number of shares authorized for issuance under the Plan was 2,700,000 shares of Class B Common Stock. To date, most RSU and Option awards are service/time based vested over a period of up to three years.
The Company estimates the fair value of all awards granted under the Plan on the date of grant. In the case of time or service based RSU awards, the fair value is based on the share price of the Class B Common Stock on the date of the award, with the fair value expense on a straight line basis over the vesting period.
The following table reflects the stock-based compensation for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock Units	$4,910	$2,753	$7,821	$4,632
Stock Options	—	—	—	—
Total stock-based compensation	$4,910	$2,753	$7,821	$4,632
As of June 30, 2023, there was 951,600 RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $13,346, which the Company expects to recognize over a weighted-average period of approximately 22 months. Total unrecognized equity-based compensation expense will be adjusted for actual forfeitures.
Security Offering
As part of the Freedom Transaction, the Company issued to Freedom's security holders 1,048,718 shares of RumbleOn Class B Common Stock totaling $26,511 on February 18, 2022. On June 22, 2022, 2,446 shares of Class B Common Stock held in escrow were cancelled as part of the final purchase price adjustment.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$31,125	$21,775
Cash paid for taxes	$893	$4,875
Capital expenditures and technology development costs included in accounts payable and other current liabilities	$309	$1,500
Capital expenditures included in line of credit and notes payable	$752	$—
Fair value of 1,048,718 Class B Common Stock issued in the Freedom Transaction	$—	$26,511
The following table shows the cash and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash	$44,373	$48,579
Restricted cash (1)	12,776	10,000
Total cash, cash equivalents, and restricted cash	$57,149	$58,579
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit and ROF Consumer Finance Facility.

NOTE 9 – INCOME TAXES
The Company's provision for (benefit from) income taxes on continuing operations for the three months and six months ended June 30, 2023 was ($4,573) and ($6,150), respectively, representing effective income tax rates of 26.3% and 17.2%, respectively. The difference between the U.S. federal income tax rate of 21.0% and RumbleOn’s overall income tax rate for the three and six months ended June 30, 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation vesting in the quarter.

The Company's provision for (benefit from) income taxes on continuing operations for the three months and six months ended June 30, 2022 was $4,852 and $7,487, respectively, representing effective income tax rates of 26.2% and 24.4%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months and six months ended June 30, 2022 was primarily due to income tax expense on non-deductible expenses, valuation allowance expense associated with state net operating losses, and state income taxes, offset by a benefit associated with the change in the Company's effective state income tax rate.
NOTE 10 – EARNINGS (LOSS) PER SHARE
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
For purposes of this calculation, warrants to purchase 1,212,121 shares of Class B Common Stock having an exercise price of $31.50 per share are considered common stock equivalents which are antidilutive for the periods ended June 30, 2023 and 2022. Unvested RSUs have been included in the calculation of diluted earnings per share attributable to common stockholders to the extent the shares would be dilutive. Additionally, the Company’s senior unsecured convertible notes were antidilutive for the periods ended June 30, 2023 and 2022.
The weighted average number of shares outstanding of Class A Common Stock and Class B Common Stock, giving effect to all potential dilutive common stock equivalents outstanding, were 50,000 and 16,343,758, and 50,000 and 15,841,346, for the six months ended June 30, 2023 and 2022, respectively.
NOTE 11 – RELATED PARTY TRANSACTIONS
Promissory Notes
In connection with the RideNow Transaction, the Company assumed two promissory notes totaling principal and accrued interest of $2,821 as of August 31, 2021 due to entities controlled by a director and an executive officer of the Company. Amounts due under these two promissory notes have been paid in full as of June 30, 2023 and totaled $791 as of June 30, 2022.
RideNow Leases
In connection with the RideNow Transaction, the Company entered into related party leases for 24 properties consisting of dealerships and offices. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by a director and an executive officer of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases was approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. Rent expense associated with the leases approximated $4,625 and $9,231, and $4,408 and $8,732, during the three and six months ended June 30, 2023 and 2022, respectively, and are included in Selling, General and Administrative expenses in the Condensed Consolidated Statement of Operations.
Payments to RideNow Management LLLP
The Company made $3 and $6 in payments to RideNow Management LLLP, an entity owned equally by a director and an executive officer during the three and six months ended June 30, 2022. No payments were made during the six months ended June 30, 2023. These payments related to a contract existing at the time of the RideNow Transaction for Sophos Anti-Virus.
In addition, the Company paid off a loan to RideNow Management LLLP of approximately $673 on June 27, 2022.
Payments to Coulter Management Group LLLP
The company made $5 and $10, and $117 and $237 in payments to Coulter Management Group LLLP ("Coulter Management"), an entity owned by a director of the Company, during the three and six months ended June 30, 2023 and 2022. These payments were made to cover certain proportionate costs of the Company, including health plan and IT contract expenses, that were shared among Coulter Management and the RideNow entities for a period of time after the RideNow Transaction date.

Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a former director of the Company, that provides the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services, all of which remain in development as of June 30, 2023.
The Company made no cash payments for the license during the three and six months ended June 30, 2023 and $1,080 and $2,160 during the three months and six months ended June 30, 2022, respectively. The Company also pays, on monthly basis since the agreement was signed, $30 for development of the platform. The initial term is thirty-six (36) months but can be terminated by either party at any time by providing sixty (60) days' notice to the other party. On June 30, 2023, the Company notified Bidpath of its intent to terminate the contract.
Ready Team Grow, LLC
The Company paid $36 and $100, and $56 and $110 to Ready Team Grow, LLC for employee recruiting services during the three and six months ended June 30, 2023 and 2022. Ready Team Grow, LLC is an entity owned by the domestic partner of the Company’s former Chief Executive Officer.

Death Benefit to former Chief Financial Officer and Director
On September 30, 2021, the Audit Committee approved the issuance of 154,731 shares of the Company’s Class B Common Stock as a gift of a death benefit to the widow and children of the Company's former Chief Financial Officer and Director. Also, on September 30, 2021, the Audit Committee approved a gift of a death benefit to the widow and children of Mr. Berrard in an amount equal to (1) $1,338, which shall be paid in equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer each quarter over the same period ending June 30, 2024, if and when paid to the Chief Executive Officer in accordance with the Company’s Executive Incentive Program. A total of $244 and $359, and $281 and $544 in cash payments were made under these awards during the three and six months ended June 30, 2023 and 2022, respectively.
Employment of Immediate Family Members
William Coulter, a director and former executive officer of the Company, has one immediate family member who was employed by the Company until August 30, 2022. This family member received aggregate gross pay of approximately $75 and $138 for the three and six months ended June 30, 2022, respectively. No payments were made during 2023.
Mark Tkach, an executive officer and director of the Company, has two immediate family members that are, or have been, employed by the Company between January 1, 2021, and the date hereof. One of these family members was employed by the Company until February 21, 2022. This family member received aggregate gross pay of approximately $0 and $81, for the three and six months ended June 30, 2022, respectively. No payments were made during 2023. The other family member has received aggregate gross pay of approximately $105 and $232, and $75 and $150 during the three and six months ended June 30, 2023 and 2022, respectively, and grants of restricted stock units with respect to 42,273 shares of Class B Common Stock.

NOTE 12 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have two reportable segments as defined in U.S. GAAP for segment reporting: (1) powersports and (2) vehicle logistics. Our powersports segment consists of the distribution principally of new and used motorcycles and other powersports vehicles. Our vehicle logistics segment provides nationwide transportation brokerage services between dealerships and auctions.
Information about continuing operations by operating segment for the three and six months ended June 30, 2023 and 2022 were as follows:

	Powersports	Vehicle Logistics	Eliminations (1)	Total - Continuing Operations
Three Months Ended June 30, 2023
Revenue	$368,308	$14,601	$(178)	$382,731
Operating income (loss)	$(661)	$1,480	$—	$819
Depreciation and amortization	$5,258	$11	$—	$5,269
Interest expense	$(18,326)	$—	$—	$(18,326)

Three Months Ended June 30, 2022
Revenue (2)	$396,665	$16,636	$(1,119)	$412,182
Operating income (loss)	$29,820	$1,281	$(55)	$31,046
Depreciation and amortization	$5,852	$10	$—	$5,862
Interest expense	$(12,751)	$—	$—	$(12,751)

Six Months Ended June 30, 2023
Revenue	$687,852	$29,600	$(337)	$717,115
Operating income (loss)	$(2,804)	$2,910	$—	$106
Depreciation and amortization	$9,975	$21	$—	$9,996
Interest expense	$(35,928)	$—	$—	$(35,928)
Change in derivative liability	$—	$—	$—	$—

Six Months Ended June 30, 2022
Revenue (2)	$718,818	$30,248	$(2,380)	$746,686
Operating income (loss)	$51,588	$2,348	$(48)	$53,888
Depreciation and amortization	$10,299	$20	$—	$10,319
Interest expense	$(23,412)	$(1)	$—	$(23,413)
Change in derivative liability	$39	$—	$—	$39
Total assets by operating segment at June 30, 2023 and 2022 were as follows:

	Powersports	Vehicle Logistics	Eliminations (1)	Continuing Operations	Discontinued Operations	Total
Total assets at June 30, 2023	$1,876,666	$23,186	$(863,300)	$1,036,552	$307	$1,036,859
Total assets at June 30, 2022	$2,028,815	$18,672	$(824,275)	$1,223,212	$48,345	$1,271,557
(1)Intercompany investment balances primarily relate to the acquisitions of RideNow, Freedom Entities, Wholesale Inc. and Wholesale Express, and receivables and other balances related to intercompany freight services of Wholesale Express are eliminated in the Condensed Consolidated Balance Sheets. Revenue and costs for these intercompany freight services have been eliminated in the Condensed Consolidated Statements of Operations.
(2)Amount for Powersports for 2022 have been adjusted by $18.1 million and $32.8 million, respectively for three and six months ended June 30, 2022. See "Correction of an Immaterial Misstatement Related to Prior Periods" in Note 1.

NOTE 13 - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
Discontinued Operations
In the fourth quarter of 2022, the Company announced plans to wind down its automotive business. As of June 30, 2023, the Company has completed all substantial activities pertaining to the wind down of its automotive business, which represents a strategic shift having a major effect on our operations and financial results.

We have classified all direct revenues, costs, and expenses related to commercial operations of the wholesale automotive business, within income (loss) from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expenses to discontinued operations.

While ASC 205-20 does not explicitly require assets and liabilities of a discontinued operation to be separately presented in prior periods when the disposal is other than by sale, we have presented related assets and liabilities as assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheets as of December 31, 2022.

The results of operations from discontinued operations for three and six months ended June 30, 2023 and June 30, 2022 have been reflected as discontinued operations in the Condensed Consolidated Statements of Operations and consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Income (loss) from operations of discontinued Automotive segment	$(878)	404	(1,100)	$(294)
Income tax provision (benefit)	(123)	18	(149)	(237)
Income (loss) from discontinued operations	$(755)	$386	$(951)	$(57)

The following table presents the carrying amounts of the classes of assets and liabilities of discontinued
operations as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash	$—	$1,816
Accounts receivable, net	272	1,311
Inventory	—	8,248
Prepaid expense and other current assets	—	2
Other assets	35	23
Total assets of discontinued operations	$307	$11,400

Accounts payable and accrued expenses	$714	$3,137
Vehicle floor plan payable	—	5,254
Accrued interest payable	—	43
Total liabilities of discontinued operations	$714	$8,434

Assets Held For Sale
The Company classifies its assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated; (iv) the sale of the asset is probable; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale.
In the second quarter of 2023, the board approved a plan to sell the loan portfolio held by RumbleOn Finance. The value of the loan receivable assets, which approximated $24,883 net of allowance for loan losses, is included in assets held for sale in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2023. We expect that anticipated proceeds from sale of the loan receivable assets will be used to pay down the RumbleOn Finance line of credit, which approximated $18,030 and is included in current portion of long-term debt and line of credit in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2023. We anticipate the sale of the loan portfolio to completed during the second half of 2023.

NOTE 14 – SUBSEQUENT EVENTS
Oaktree Credit Agreement
On August 9, 2023, the Company entered into an agreement to amend its term loan with Oaktree Capital. See Note 5.
Stock Incentive Plan
At the Annual Shareholder Meeting which took place on July 14, 2023, the shareholders voted to increase the number of Class B Common Stock shares available under the Stock Incentive Plan referred to in Note 7. The current amount of share available under the Stock Incentive Plan after the increase is 3,291,461 shares, an increase of 591,461 shares.

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
Forward-looking statements throughout this Quarterly Report on Form 10-Q are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking and Cautionary Statements" section below and in our 2022 Form 10-K for a discussion of these risks and uncertainties.
Overview
RumbleOn is the nation's first and largest publicly traded, technology-enhanced dealership group platform in the powersports industry. Headquartered in the Dallas Metroplex, RumbleOn is revolutionizing the customer experience for outdoor enthusiasts across the country and providing more choices in making powersports vehicles accessible to more people in more places than ever before. We strive to build long-term value for our customers, employees, and shareholders with the nation’s largest network of powersports dealerships, service departments, and fulfillment centers operated by our highly-trained and knowledgeable team. We are transforming the powersports customer experience by giving consumers what they want - a wide selection, great value and quality, and an easy transaction. Every element of our business, from inventory procurement, to fulfillment, to overall ease of transactions, has been built for a singular purpose – to create an unparalleled customer experience in the powersports industry regardless of whether they are shopping our inventory online or in-store.
We buy and sell new and used vehicles through multiple company-owned websites and affiliate channels, as well as via our proprietary cash offer tool and network of over 55 company-owned retail locations as of June 30, 2023, primarily located in the Sunbelt. Deepening our presence in existing markets and expanding into new markets through strategic acquisitions helps fuel our growth. Our cash offer technology brings in high quality inventory, which attracts more riders and drives volume in used unit sales. This enables us to quickly and effectively gain market share. As a result of our growth to date, RumbleOn enjoys a leading, first-mover position in the highly fragmented $100 billion+ powersports market.
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
Recent Development
Oaktree Credit Agreement
On August 9, 2023 (the “Amendment No. 5 Effective Date”), the Company, the Subsidiary Guarantors party thereto, the Administrative Agent and the Lenders party thereto executed Amendment No. 5 to Term Loan Credit Agreement (the “Amendment No. 5”), pursuant to which, among other things, (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring the Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use such proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement); (iii) an additional performance covenant was added requiring the Company to raise net cash proceeds of not less than $100,000 from the issuance of common equity interests in the Company by December 1, 2023 (with a corresponding requirement to use certain of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, in a form to be agreed upon, to the Lenders. In connection with Amendment No. 5, the Company has agreed to pay a nominal fee which may be paid in cash or paid-in-kind.
The elimination of the June 30, 2023 leverage ratio financial covenants was made effective as of June 30, 2023, and the Lenders agreed in Amendment No. 5 that no event of default exists or arises from such leverage ratio financial covenants as of such date. The foregoing description of Amendment No. 5 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 5 [which is included as Exhibit 10.8 to this report and incorporated herein by reference].

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
During the first quarter of 2022, the Company completed its acquisition of the Freedom Entities, a retailer group with 13 retail locations in Texas, Georgia, and Alabama. Please note that results of the Freedom Entities prior to the Freedom Closing Date are not reflected in the presentation below. Increases in line items within the powersports segment are partially the result of the acquisitions and the reader should note that period-over-period dollar comparisons that incorporate the first quarter of 2022 (as opposed to per unit amounts) are impacted by the introduction of the Freedom Powersports businesses (the “Acquisition Effect”).
Powersports Segment
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
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs (collectively, we refer to reconditioning and transportation costs as “Recon and Transport”). The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle, given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-dealer auction market, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessory. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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

Total Gross Profit per Powersports Vehicle
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

Results of Continuing Operations
Three and Six-months ended June 30, 2023 Compared to June 30, 2022
Total Company Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Financial Overview
Revenue
Powersports	$269,721	$294,591	$(24,870)	$503,004	$534,505	$(31,501)
PSA	65,409	65,315	94	124,478	120,052	4,426
Finance and insurance, net	33,178	36,759	(3,581)	60,370	64,261	(3,891)
Vehicle Logistics	14,423	15,517	(1,094)	29,263	27,868	1,395
Total revenue	$382,731	$412,182	$(29,451)	$717,115	$746,686	$(29,571)
Gross Profit
Powersports	$39,458	$61,845	$(22,387)	$71,701	$108,246	$(36,545)
PSA	30,411	31,370	(959)	57,690	56,652	1,038
Finance and insurance, net	33,178	36,759	(3,581)	60,370	64,261	(3,891)
Vehicle Logistics	3,354	3,168	186	6,941	5,652	1,289
Total Gross Profit	$106,401	$133,142	$(26,741)	$196,702	$234,811	$(38,109)

Total Operating Expenses	$105,582	$102,095	$3,487	$196,596	$180,924	$15,672
Operating Income (Loss)	$819	$31,046	$(30,227)	$106	$53,888	$(53,782)
Income (Loss) from Continuing Operations, net	$(12,833)	$13,647	$(26,480)	$(29,539)	$23,231	$(52,770)
Net Income (Loss)	$(13,588)	$14,033	$(27,621)	$(30,490)	$23,174	$(53,664)
Adjusted EBITDA (1)	$23,620	$43,623	$(20,003)	$34,424	$75,214	$(40,790)
_________________________
(1) Adjusted EBITDA is a non-GAAP measure of operating performance that does not represent and should not be considered an alternative to net income (loss) or cash flow from operations, as determined by U.S. GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. See the section titled “Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to Net Income (Loss).

Powersports Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Revenue
New retail vehicles	$185,590	$173,224	$12,366	$341,940	$325,814	$16,126
Used vehicles:
Retail	76,577	117,496	(40,919)	146,826	199,028	(52,202)
Wholesale	7,554	3,871	3,683	14,238	9,663	4,575
Total used vehicles	84,131	121,367	(37,236)	161,064	208,691	(47,627)
Finance and insurance, net	33,178	36,759	(3,581)	60,370	64,261	(3,891)
Parts, service and accessories	65,409	65,315	94	124,478	120,052	4,426
Total revenue	$368,308	$396,665	$(28,357)	$687,852	$718,818	$(30,966)

Gross Profit
New retail vehicles	$28,589	$37,286	$(8,697)	$52,359	$68,479	$(16,120)
Used vehicles:
Retail	11,073	24,136	(13,063)	20,345	38,876	(18,531)
Wholesale	(203)	422	(625)	(1,003)	892	(1,895)
Total used vehicles	10,870	24,558	(13,688)	19,342	39,768	(20,426)
Finance and insurance	33,178	36,759	(3,581)	60,370	64,261	(3,891)
Parts, service and accessories	30,410	31,370	(960)	57,690	56,652	1,038
Total gross profit	$103,047	$129,973	$(26,926)	$189,761	$229,160	$(39,399)

Vehicle Unit Sales
New retail vehicles	13,126	11,366	1,760	23,562	21,043	2,519
Used vehicles:
Retail	6,137	8,619	(2,482)	11,918	14,720	(2,802)
Wholesale	1,014	728	286	2,018	1,707	311
Total used vehicles	7,151	9,347	(2,196)	13,936	16,427	(2,491)
Total vehicles sold	20,277	20,713	(436)	37,498	37,470	28

Revenue per vehicle
New retail vehicles	$14,139	$15,241	$(1,102)	$14,512	$15,483	$(971)
Used vehicles:
Retail	12,478	13,632	(1,154)	12,320	13,521	(1,201)
Wholesale	7,450	5,317	2,133	7,056	5,661	1,395
Total used vehicles	11,765	12,985	(1,220)	11,557	12,704	(1,147)
Finance and insurance, net	1,722	1,839	(117)	1,702	1,797	(95)
Parts, service and accessories	3,396	3,268	128	3,508	3,357	151
Total revenue per retail vehicle	$18,728	$19,654	$(926)	$18,986	$19,829	$(843)

Gross Profit per vehicle
New vehicles	$2,178	$3,280	$(1,102)	$2,222	$3,254	$(1,032)
Used vehicles	$1,804	$2,627	$(823)	$1,707	$2,421	$(714)
Finance and insurance, net	$1,722	$1,839	$(117)	$1,702	$1,797	$(95)
Parts, service and accessories	$1,579	$1,570	$9	$1,626	$1,584	$42
Total gross profit per vehicle (1)	$5,349	$6,504	$(1,155)	$5,348	$6,408	$(1,060)
(1) Calculated as total gross profit divided by new and used retail powersports units sold.

Revenue
Three and Six months ended June 30, 2023 Compared to June 30, 2022
Total Powersports revenue for the three months ended June 30, 2023 decreased by $28,357 to $368,308 as compared to $396,665 for the same period in 2022, primarily driven by a 2.1% decrease in total vehicles sold to 20,277, and a (4.7)% decrease in total revenue per retail vehicle sold to $18,728. Revenue from used vehicles decreased 30.7% to $84,131, primarily driven by a 23.5% decrease in used vehicle units sold and a 9.4% decrease in revenue per used vehicle sold, attributable to greater new vehicle inventory and more competitive macroeconomic conditions as compared to the same period in 2022. F&I revenue decreased 9.7% to $33,178, primarily driven by a 3.6% decrease in vehicles sold through retail channels, and a 6.4% decrease in F&I revenue per vehicle sold. The decreases were partially offset by a 7.1% increase in revenue from new retail vehicles to $185,590, primarily driven by a 15.5% increase in new vehicle units sold.
Total Powersports revenue for the six months ended June 30, 2023, decreased by $30,966 to $687,852 as compared to $718,818 for the same period in 2022, primarily driven by a 4.3% decrease in revenue per retail vehicle sold to $18,986. Revenue from used vehicles decreased 17.3% to $161,064, driven by a 15.2% decrease in used vehicle units sold and a 9.0% decrease in revenue per used vehicle sold, attributable to greater new vehicle inventory and more competitive macroeconomic conditions as compared to the same period in 2022. F&I revenue decreased 6.1% to $60,370, driven primarily by a 5.3% decrease in F&I revenue per vehicle sold, and a 0.8% decrease in vehicles sold through retail channels. The decreases were partially offset by a 4.9% increase in revenue from new retail vehicles to $341,940, primarily driven by a 12.0% increase in new vehicle units sold, as well as a 3.7% increase in PSA revenue to $124,478, as compared to the same period in 2022.
Gross Profit
Three and Six months ended June 30, 2023 Compared to June 30, 2022
Total Powersports gross profit for the three months ended June 30, 2023 decreased by $26,926 to $103,047 as compared to $129,973 for same period in 2022, primarily driven by a 17.7% decrease in gross profit per vehicle sold to $5,349 and a 2.1% decrease in total vehicles sold to 20,277. Gross profit from used vehicles decreased 55.7% to $10,870, primarily driven by a 23.5% decrease in used vehicles sold, and a 31.3% decrease in gross profit per used vehicle sold as market conditions were less favorable as compared to the same period in 2022. Gross profit from new vehicles decreased 23.3% to $28,589, driven by a 33.6% decrease in gross profit per new vehicle sold, and partially offset by a 15.5% increase in new vehicle units sold. F&I and PSA gross profit decreased 9.7% and 3.1% to $33,178 and $30,410, respectively, as compared to the same period in 2022.
Total Powersports gross profit for the six months ended June 30, 2023 decreased by $39,399 to $189,761 as compared to $229,160 for the same period in 2022, primarily driven by a 16.5% decrease in gross profit per vehicle sold to $5,348. Gross profit from used vehicles decreased 51.4%, primarily driven by a 29.5% decrease in gross profit per used vehicle sold, and a 15.2% decrease in used vehicles sold as compared to the same period in 2022. Gross profit from new vehicles decreased 23.5%, primarily driven by a 31.7% decrease in gross profit per new vehicle sold, offset by a 12.0% increase in new vehicle units sold as compared to the same period in 2022. F&I gross profit decreased 6.1%, primarily driven by a 5.3% decrease in F&I gross profit per vehicle sold. The overall decreases were partially offset by a 2.6% increase in PSA gross profit as compared to the same period in 2022.
Other contributing factors to the overall decrease in gross profit include a less favorable product mix of vehicle sales, with a greater skew towards new units sold, and softening demand which resulted in lower pricing during the three and six months ended June 30, 2023 as compared to the same period in 2022.

Vehicle Logistics Metrics (dollars in thousands except per unit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Revenue	$14,423	$15,517	$(1,094)	$29,263	$27,868	$1,395
Gross Profit	$3,354	$3,168	$186	$6,941	$5,652	$1,289
Vehicles transported	20,990	23,503	(2,513)	44,598	43,202	1,396
Revenue per vehicle transported	$687	$660	$27	$656	$645	$11
Gross Profit per vehicle transported	$160	$135	$25	$156	$131	$25
Revenue
Three and Six months ended June 30, 2023 Compared to June 30, 2022
Total Vehicle Logistics revenue for the three months ended June 30, 2023 decreased 7.0% to $14,423, driven by a 10.7% decrease in vehicles transported to 20,990, and partially offset by a 4.1% increase in revenue per vehicle transported to $687, as compared to the same period in 2022.
Total Vehicle Logistics revenue for the six months ended June 30, 2023 increased 5.0% to $29,263, driven by a 3.2% increase in vehicles transported to 44,598, and a 1.7% increase in revenue per vehicle transported to $656, as compared to the same period in 2022.
Gross Profit
Three and Six months ended June 30, 2023 Compared to June 30, 2022
Total Vehicle Logistics gross profit for the three months ended June 30, 2023 increased 5.9% to $3,354, driven by an 18.5% increase in gross profit per vehicle transported to $160, and partially offset by a 10.7% decrease in vehicles transported to 20,990, as compared to the same period in 2022.
Total Vehicle Logistics gross profit for the six months ended June 30, 2023 increased 22.8% to $6,941, driven by a 19.0% increase in gross profit per vehicle transported to $156, as well as a 3.2% increase in vehicles transported to 44,598, as compared to the same period in 2022.
Selling, General and Administrative

	Three Months Ended June 30,		YoY	Six Months Ended June 30,		YoY
	2023	2022	Change	2023	2022	Change
Advertising, marketing and selling	$8,519	$9,160	$(641)	$14,368	$15,795	$(1,427)
Compensation and related costs	57,135	58,589	(1,454)	108,107	103,487	4,620
Facilities	10,884	11,865	(981)	22,500	21,283	1,217
General and administrative	11,009	8,681	2,328	20,772	15,889	4,883
Professional fees	6,661	4,220	2,441	10,467	7,920	2,547
Stock based compensation	4,910	2,753	2,157	7,821	4,632	3,189
Technology development and software	1,195	965	230	2,565	1,599	966
Total SG&A expenses	$100,313	$96,233	$4,080	$186,600	$170,605	$15,995
Selling, general and administrative ("SG&A") expenses from continuing operations increased by $4,080 and $15,995, respectively, for the three and six months ended June 30, 2023 compared to the same period in 2022. The overall increase was primarily driven by: (1) increased headcount as the Company deployed its growth initiatives; (2) investments in facilities and technologies; (3) professional fees in connection with shareholder proposals for the annual meeting of the shareholder and reorganization of the Board of Directors; (4) executive separation costs; and (5) higher stock based compensation. The increases are partially offset by lower advertising, marketing, and selling costs as the Company focused expenditures on its most effective initiatives during the three and six months ended June 30, 2023 as compared to the same period in 2022. In the case of technology and development, the Company is pursuing strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the three and six months ended June 30, 2023.
In the first quarter of 2023, the Company identified approximately $15,000 of SG&A expenses primarily related to discontinued operations and insurance costs that we began to remove from the business. Actions to reduce SG&A expenses related to discontinued operations were mostly completed as of June 30, 2023. During the second quarter of 2023, the Company successfully executed its strategy to reduce annualized insurance costs by approximately $7,000, and took actions to reduce compensation and professional fees. These reductions were offset increased proxy legal fees and severance costs during the three months ended June 30, 2023, which are expected to be non-recurring SG&A expenses.
During the three months ended June 30, 2023, the Company began implementing a plan expected to further reduce annualized SG&A expenses by an additional $15,000. Since our Interim CEO started in late June 2023, we have identified an additional $12,000 in annualized cost savings, which would bring our total annualized SG&A expense reductions to approximately $42,000. We expect to see the full effects of these SG&A expense reductions in 2024, driven by additional headcount reductions, subleases of unused facilities, and cost restructuring at our dealerships.
Depreciation and Amortization
Depreciation and amortization decreased by $593 and $323 for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by lower amortization expense related to non-compete agreements.
Interest Expense
Interest expense increased by $5,575 and $12,515 for the three and six months ended June 30, 2023, as compared to the same period in 2022. Interest expense consists of interest and deferred financing costs on the: (i) Oaktree Credit Agreement; (ii) various floorplan facilities; (iii) private placement notes; (iv) convertible senior notes; and (v) the ROF Consumer Finance Facility. The increase is primarily driven by higher interest rates and higher floorplan debt balances.
Derivative Liability
In connection with our various financings, we undertake an analysis of each financial instrument to determine the appropriate accounting treatment, including which, if any, require bifurcation into liability and equity components. We have determined that each of our convertible senior notes issued on January 10, 2020 (the “New Notes”) and the Warrants have a liability component that needs to be remeasured each reporting period with the change in value recorded in the Condensed Consolidated Statements of Operations.
The change in value of the derivative liability for the three and six months ended June 30, 2023 and 2022 were $0 and $39, respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of June 30, 2023 and December 31, 2022 was both $26.
Oaktree Warrant
In connection with providing the debt financing for the RideNow Transaction, the Company issued the Warrants at an exercise price of $33.00 per share. The exercise price was adjusted during the third quarter to $31.50 and the expiration date was extended to July 25, 2023. The initial Warrants liability and deferred financing charge recognized was $10,950. The Warrants liability was subject to remeasurement at each balance sheet date and any change in fair value was recognized as a component of change in derivative liability in the Condensed Consolidated Statements of Operations. The fair value of the Warrants was estimated using a Monte Carlo simulation based on a combination of level 1 and level 2 inputs. Upon closing of the RideNow Transaction, the Warrants were considered equity linked contracts indexed to the Company’s stock and therefore met the equity classification guidance. As a result, the interest expense for the six month period ended June 30, 2023 of $19,700 was reclassified to additional paid-in-capital. The $10,950 deferred financing charge related to the Warrants was reclassified as part of the debt discount related to the Oaktree Credit Agreement. The recognition of the Warrants liability and deferred financing charge, and the reclassification of the Warrants liability to additional paid-in capital, and the reclassification of the deferred financing charge to debt discount, are non-cash items. On July 25, 2023, this Warrant expired and was not exercised.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.
We define Adjusted EBITDA as net income (loss) adjusted to add back interest expense, depreciation and amortization, changes in derivative and warrant liabilities and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition related costs, litigation expenses, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
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
For the three and six months ended June 30, 2023 and 2022, adjustments to Adjusted EBITDA are primarily comprised of:
•Income associated with the change in value of derivative liability as reported on the Condensed Consolidated Statement of Operations,
•Charges related to the shareholder proposals for the annual meeting of shareholders and reorganization of our Board of Directors, which includes the reimbursement of advisor fees incurred by shareholders in connection with the proxy contest of $2,500,
•Lease expense associated with favorable related party leases in excess of contractual lease payments,
•Charges associated with litigation outside of our ongoing operations,
•Loss associated with the fair value of the RumbleOn Finance loan receivables portfolio, which are anticipated to be sold during the second half of 2023,
•Other non-recurring costs, which include one-time expenses incurred. For the three and six months ended June 30, 2023, the balance was comprised of integration costs and professional fees associated with acquisitions, and a death benefit to the estate of the Company's former Chief Financial Officer and director. For the three and six months ended June 30, 2022, the balance was primarily related to various integration costs and professional fees associated with the Freedom Powersports and RideNow acquisitions, technology implementation, and establishment of the RumbleOn Finance secured loan facility.
•Personnel restructuring costs, comprised of severance and charges associated with the separation of former executives, including the Company's former President and Chief Operating Officer, and former Chief Financial Officer,
•Purchase accounting adjustments, which represent one-time charges related to the Freedom Transaction and RideNow Transaction,
•Non-cash stock-based compensation expense as reported in the Condensed Consolidated Statement of Operations, and
•Transaction costs associated with the RideNow Transaction and Freedom Transaction, as well as other smaller acquisitions, which primarily include professional fees and third-party costs.

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(13,588)	$14,033	$(30,490)	$23,174
Income (loss) from discontinued operations, net	(755)	386	(951)	(57)
Income (loss) from continuing operations, net	$(12,833)	$13,647	$(29,539)	$23,231
Add back:
Interest expense	18,326	12,751	35,928	23,413
Income tax provision (benefit)	(4,573)	4,852	(6,150)	7,487
Depreciation and amortization	5,269	5,862	9,996	10,319
EBITDA	$6,189	$37,112	$10,235	$64,450
Adjustments:
Change in derivative liability	—	—	—	(39)
Charges related to proxy contest and Board of Directors reorganization	4,729	—	4,729	—
Lease expense associated with favorable related party leases in excess of contractual lease payments	271	—	542	—
Litigation settlement expenses	—	—	79	—
Loss associated with RumbleOn Finance loan receivables	3,342	—	5,371	—
Other non-recurring costs	334	2,479	888	4,176
Personnel restructuring costs	3,833		4,725	—
Purchase accounting related	—	592	—	592
Stock based compensation	4,910	2,753	7,821	4,632
Transaction costs - acquisitions	12	687	34	1,403
Adjusted EBITDA	$23,620	$43,623	$34,424	$75,214
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floor plan lines of credit, and monetization of our retail loan portfolio. In 2021, we completed two public offerings that provided net proceeds of $191,000 and we entered into the Oaktree Credit Agreement, which initially provided net proceeds of $261,000 that was used to finance a portion of the cash consideration for the RideNow Transaction. On February 18, 2022, in conjunction the Freedom Transaction, the Company drew down $84,500 against the Oaktree Credit Agreement. As of June 30, 2023, the Oaktree Credit Agreement does not provide for any incremental financing for acquisitions or working capital purposes.
We had the following liquidity resources available as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Cash	$44,373	$46,762
Availability under floorplan facilities (1)	45,344	50,651
Committed liquidity resources available	$89,717	$97,413
(1) Availability under floorplan facilities is the available amount we can borrow under our existing vehicle inventory floor plan credit facilities based on the pledgable value of vehicle inventory on our balance sheet as of June 30, 2023 and December 31, 2022. Availability under floorplan facilities is distinct from the maximum borrowing capacity of these facilities because it represents the current amount available to borrow, rather than amounts available to borrow for future inventory purchases.
At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. On the Amendment No. 5 Effective Date, the Company, the Subsidiary Guarantors party thereto, the Administrative Agent, and the Lenders parties thereto executed Amendment No. 5, pursuant to which, among other things, (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use such proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement; (iii) an additional performance covenant was added requiring the Company to raise net cash proceeds of not less than $100,000 from the issuance of common equity interests in the Company by December 1, 2023 (with a corresponding requirement to use certain of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, in a form to be agreed upon, to the Lenders. In connection with Amendment No. 5, the Company agreed to pay a nominal fee which may be paid in cash or paid-in-kind. The Company believes that it will be in compliance with all covenants under the Oaktree Credit Agreement, as amended by Amendment No. 5, for the next one year period.
Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions, and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.
Management believes that current working capital, results of operations of the Oaktree Credit Agreement, as amended by Amendment No. 5, and existing financing arrangements are sufficient to fund operations for at least one year from the date of the financial statements herein.
Our primary cash requirements include payments related to our debt and lease obligations. As of June 30, 2023, and December 31, 2022, excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness was $621,377 and $599,815, respectively, summarized in the table below. See Note 5 - Notes Payable and Lines of Credit and Note 7 - Stockholder's Equity to our Condensed Consolidated Financial Statements included above. In addition, for information concerning our lease commitments, see Note 3 – Leases to our Condensed Consolidated Financial Statements included above.

	June 30, 2023	December 31, 2022
Asset-Based Financing:
Inventory	$246,438	$225,431
Total asset-based financing	246,438	225,431

Term loan facility	344,431	346,066
Unsecured senior convertible notes	38,750	38,750
RumbleOn Finance secured loan facility	18,030	25,000
Note payable for leasehold improvements and other	752	—
Total debt	648,401	635,247
Less: unamortized discount and debt issuance costs	(27,024)	(35,432)
Total debt, net	$621,377	$599,815
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities of continuing operations	$(6,294)	$28,953
Net cash used in investing activities of continuing operations	(10,370)	(69,114)
Net cash provided by financing activities of continuing operations	16,821	64,816
Net change in cash from continuing operations	$157	$24,655

Operating Activities
Our primary sources of operating cash flows result from the sales of used vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, cash used to fund operations, and personnel-related expenses. For the six months ended June 30, 2023, net cash used in operating activities was $6,294, as compared to net cash provided by operating activities of $28,953 for the six months ended June 30, 2022. The $35,247 decrease in our net cash provided by operating activities was primarily due to a $52,770 decrease in our net income from continuing operations, partially offset by a $15,421 increase in non-cash adjustments and a $2,100 increase in cash provided by other operating assets.
Investing Activities
Our primary uses of cash for investing activities are business acquisitions, technology development to expand our operations, and capital investments for our stores. Net cash used in investing activities decreased $58,744 to $10,370 for the six months ended June 30, 2023, compared to $69,114 for the same period in 2022. The decrease in our net cash used in investing activities was primarily due to the acquisition of Freedom Powersports, which occurred during the six months ended June 30, 2022. In addition, there was a decrease of $4,540 in outflows for the purchase of property and equipment, offset by an increase of $2,396 in outflows for technology development for the six months ended June 30, 2023 as compared to the same period in 2022.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances, which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities decreased $47,995 to $16,821 for the six months ended June 30, 2023, compared to $64,816 for the same period of 2022. The decrease is primarily attributable to a decrease of $84,500 in proceeds from the Oaktree Credit Agreement, which were utilized to purchase Freedom Powersports during the six months ended June 30, 2022, as well as a decrease of $13,650 in proceeds from the ROF Consumer Finance Facility, which were utilized to underwrite consumer loans during the six months ended June 30, 2022. The overall decrease was partially offset by an increase of $23,644 in non-trade floor plan borrowings for the six months ended June 30, 2023 as compared to the same period of 2022.
Off-Balance Sheet Arrangements
As of June 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than statements of historical fact. Forward-looking statements represent our current judgment about possible future events and generally can be identified by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” and similar expressions. In making forward-looking statements, we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but forward-looking statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. Factors that could cause or contribute to such differences include the following:
•our significant indebtedness and the covenants in our debt agreements;

•increasing interest rates in connection with our debt agreements;
•our ability to acquire additional financing;
•the material weakness in our internal control over financial reporting;
•changes in general economic conditions and demand for our products and services;
•consumers acceptance of our business model;
•our ability to acquire vehicles that satisfy consumer demand;
•the results of investments made in the development, growth and expansion of our business;
•any diversion of management’s attention in connection with acquisitions;
•difficulties integrating acquired businesses;
•any inability to retain or attract qualified personnel;
•any inability to develop, maintain or market our brands;
•any inability to drive traffic to our website and mobile applications;
•any inability to grow our complementary product offerings;
•any failure of third parties to provide financing, extended protection products, or other products or services to our customers;
•any failure of third parties to provide certain operating or administrative functions for us;
•changes to the supply or prices of new or pre-owned vehicles;
•competitive pressures from existing and new companies;
•climate change legislation or regulations restricting emission of greenhouse gases;
•any failure to adequately protect personal information;
•any failure to adequately protect our intellectual property;
•any failure to obtain or maintain adequate insurance coverage;
•adverse conditions affecting one or more of the powersports manufacturers with which we hold franchises;
•any change or deterioration in the relationship with the manufacturers of vehicles we sell;
•any reduction or discontinuing of sales incentive, warranty, or other promotional programs by manufacturers; and
•other factors discussed in Part I, Item 1A in our 2022 Form 10-K [and Part II, Item 1A of this Quarterly Report on Form 10-Q].
Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, based on the ongoing remediation of a material weakness identified in the 2022 Form 10-K. The material weakness existing in our internal control over financial reporting relates to:
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
Changes in Internal Control Over Financial Reporting
Other than incorporating the controls and procedures of the acquired Freedom entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As previously disclosed, the Company is conducting an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources. The investigation is still ongoing and as of the date of this filing, the Company has made no determination as to what action to take in response to the allegations. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. As of the date of this filing, there have been no release or other agreements with Mr. Chesrown, nor has a lawsuit been filed by Mr. Chesrown against the Company, and the Company and Mr. Chesrown are proceeding to mediation.
Item1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-K. Except as disclosed below, there have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Restrictive covenants and certain obligations in our debt agreements, including our most recent Amendment No. 5 to the Oaktree Credit Agreement, could limit our growth initiatives and implementation of our business strategy. Any breach of those covenants could result in an event of default under our debt agreements, which could adversely impact our business, financial condition and results of operations.
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
In addition, we are subject to certain covenants under the Oaktree Credit Agreement, as amended by Amendment No. 5, including, but not limited to, requirements to (i) consummate an issuance of common equity interests of the Company resulting in net cash proceeds of not less than $100,000 (the “Equity Contribution”) by December 1, 2023, (ii) use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios, and (iii) issue warrants, in a form to be agreed upon, to the Lenders, in each case, which may restrict our ability to undertake future activities. There is no guarantee that we will be able to meet such covenants, including that such Equity Offering will be successful or that we will be able to consummate dispositions of such non-core real estate assets and monetize our consumer loan portfolios, and issuing any common equity interests may result in substantial dilution to our current stockholders.
In the absence of a waiver from our lenders, a breach of any of these covenants, including the Equity Contribution covenant, or our inability to comply with the required financial covenants could result in a default under our debt agreements that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. In addition, in the event of an event of default under our credit facilities, the affected lenders could foreclose on the collateral securing such credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facilities or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.     Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
Not Applicable.
Item 5.     Other Information.
The information under Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” is incorporated herein by reference into this item.
Item 6.     Exhibits.

Exhibit Number	Description
3.1	Amendment to Amended and Restated Bylaws of RumbleOn, Inc., dated May 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 10, 2023).
10.1+	Release Agreement, dated May 9, 2023, between RumbleOn, Inc. and Peter Levy. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 10, 2023).
10.2+	Proxy Term Sheet, dated June 15, 2023, by and among RumbleOn, Inc., William Coulter, and Mark Tkach. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2023).
10.3+	Employment Term Sheet, dated June 16, 2023, between RumbleOn, Inc. and Mark Tkach. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 16, 2023).
10.4+	Cooperation Agreement, dated as of June 30, 2023, by and among RumbleOn, Inc., William Coulter, and Mark Tkach. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2023).
10.5+	Separation Agreement, dated July 14, 2023, by and between RumbleOn, Inc. and Michael Francis. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2023).
10.6+	Special Advisor Agreement, dated July 14, 2023, by and between RumbleOn, Inc and Michael Francis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 20, 2023).
10.7+	Employment Agreement, dated July 20, 2023, by and between RumbleOn, Inc. and Steven Pully. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2023).
10.8*	Amendment No. 5 to the Term Loan Credit Agreement, dated August 9, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.*
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	XBRL Taxonomy Extension Label Linkbase*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase*
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*
*    Filed herewith.
**    Furnished herewith.
+     Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: August 9, 2023	By:	/s/ Mark Tkach
Mark Tkach
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Blake Lawson
Blake Lawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)