Form 10-Q
period 2023-09-30
RumbleOn, Inc.
filed 2023-11-07
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-38248

RumbleOn, Inc. (Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W. Walnut Hill Lane, Suite 110A Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

(214) 771-9952
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, $0.001 par value	RMBL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 3, 2023 was 16,809,299 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 3, 2023.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash	$41,406	$46,762
Restricted cash	18,046	10,000
Accounts receivable, net	33,679	28,040
Inventory	358,654	323,473
Prepaid expense and other current assets	5,654	7,422
Loans receivable held for sale	21,555	33,662
Current assets of discontinued operations	—	11,377
Total current assets	478,994	460,736
Property and equipment, net	78,608	76,078
Right-of-use assets	167,236	161,822
Goodwill	23,897	21,142
Intangible assets, net	240,457	247,413
Deferred tax assets	68,251	58,115
Other assets	1,574	1,881
Assets of discontinued operations	35	23
Total assets	$1,059,052	$1,027,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$81,830	$79,439
Vehicle floorplan notes payable	287,135	220,176
Current portion of long-term debt and line of credit	14,893	3,645
Current liabilities of discontinued operations	513	8,434
Total current liabilities	384,371	311,694
Long-term liabilities:
Secured debt	271,671	317,494
Convertible debt, net	34,196	31,890
Financing obligation and notes payable	49,174	25,000
Operating lease liabilities	135,726	126,695
Other long-term liabilities	8,783	8,422
Total long-term liabilities	499,550	509,501
Total liabilities	883,921	821,195
Commitments and contingencies
Stockholders' equity:
Class A Common Stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B Common Stock, $0.001 par value, 100,000,000 shares authorized, 16,735,391 and 16,184,264 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	17	16
Additional paid-in capital	602,026	585,937
Accumulated deficit	(422,593)	(375,619)
Treasury stock, at cost	(4,319)	(4,319)
Total stockholders' equity	175,131	206,015
Total liabilities and stockholders' equity	$1,059,052	$1,027,210
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Powersports vehicles	$235,132	$271,877	$738,136	$806,382
Parts, service and accessories	59,727	62,216	184,205	182,268
Finance and insurance, net	29,288	31,569	89,658	95,830
Vehicle logistics	13,964	15,002	43,227	42,870
Total revenue	338,111	380,664	1,055,226	1,127,350
Cost of revenue:
Powersports vehicles	202,788	221,631	634,091	647,891
Parts, service and accessories	32,754	33,074	99,542	96,473
Vehicle logistics	10,624	11,516	32,946	33,732
Total cost of revenue	246,166	266,221	766,579	778,096
Gross profit	91,945	114,443	288,647	349,254
Selling, general and administrative	84,957	93,822	271,557	264,428
Depreciation and amortization	7,275	6,554	17,271	16,872
Operating income (loss)	(287)	14,067	(181)	67,954
Other income (expense):
Interest expense	(19,828)	(12,209)	(55,756)	(35,622)
Other income	75	26	208	230
PPP Loan forgiveness	—	2,509	—	2,509
Change in derivative liability	—	—	—	39
Total other expense	(19,753)	(9,674)	(55,548)	(32,844)
Income (loss) from continuing operations before income taxes	(20,040)	4,393	(55,729)	35,110
Income tax provision (benefit) for continuing operations	(3,556)	678	(9,706)	8,166
Income (loss) from continuing operations, net	(16,484)	3,715	(46,023)	26,944
Loss from discontinued operations	—	(858)	(1,100)	(1,151)
Income tax benefit for discontinued operations	—	(182)	(149)	(420)
Loss from discontinued operations, net	—	(676)	(951)	(731)
Net income (loss)	$(16,484)	$3,039	$(46,974)	$26,213
Basic shares	16,665,709	16,020,296	16,452,254	15,859,134
Earnings (loss) per share - basic from continuing operations	$(0.99)	$0.23	$(2.80)	$1.70
Earnings (loss) per share - basic from discontinued operations	$—	$(0.04)	$(0.06)	$(0.05)
Diluted shares	16,665,709	16,067,395	16,452,254	15,922,484
Earnings (loss) per share - diluted from continuing operations	$(0.99)	$0.23	$(2.80)	$1.69
Earnings (loss) per share - diluted from discontinued operations	$—	$(0.04)	$(0.06)	$(0.05)
See Notes to the Condensed Consolidated Financial Statements.

RumbleOn, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Dollars in thousands, except per share amounts)
(Unaudited)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
June 30, 2023	50,000	$—	16,565,389	$17	$593,051	$(406,109)	123,089	$(4,319)	$182,640
Issuance of common stock for restricted stock units	—	—	170,002	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,077	—	—	—	3,077
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(202)	—	—	—	(202)
Issuance of warrant	—	—	—	—	6,100	—	—	—	6,100
Net loss	—	—	—	—	—	(16,484)	—	—	(16,484)
September 30, 2023	50,000	$—	16,735,391	$17	$602,026	$(422,593)	123,089	$(4,319)	$175,131

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
December 31, 2022	50,000	$—	16,184,264	$16	$585,937	$(375,619)	123,089	$(4,319)	$206,015
Issuance of common stock for restricted stock units	—	—	551,127	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	10,898	—	—	—	10,898
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(909)	—	—	—	(909)
Issuance of warrant	—	—	—	—	6,100	—	—	—	6,100
Net loss	—	—	—	—	—	(46,974)	—	—	(46,974)
September 30, 2023	50,000	$—	16,735,391	$17	$602,026	$(422,593)	123,089	$(4,319)	$175,131

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
June 30, 2022	50,000	$—	15,940,866	$16	$581,197	$(90,932)	123,089	$(4,319)	$485,962
Issuance of common stock for restricted stock units	—	—	194,324	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,606	—	—	—	2,606
Net income	—	—	—	—	—	3,039	—	—	3,039
September 30, 2022	50,000	$—	16,135,190	$16	$583,803	$(87,893)	123,089	$(4,319)	$491,607

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Shares in Treasury		Total Stockholders' Equity
	Shares	Amount	Shares	Amount			Shares	Amount
December 31, 2021	50,000	$—	14,882,022	$15	$550,055	$(114,106)	123,089	$(4,319)	$431,645
Issuance of common stock for restricted stock units	—	—	206,896	—	—	—	—	—	—
Issuance of common stock in acquisition	—	—	1,048,718	1	26,511	—	—	—	26,512
Stock-based compensation	—	—	—	—	7,237	—	—	—	7,237
Escrow shares returned -Freedom acquisition	—	—	(2,446)	—	—	—	—	—	—
Net income	—	—	—	—	—	26,213	—	—	26,213
September 30, 2022	50,000	$—	16,135,190	$16	$583,803	$(87,893)	123,089	$(4,319)	$491,607

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(46,974)	$26,213
Loss from discontinued operations	(951)	(731)
Net income (loss) from continuing operations	$(46,023)	$26,944
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,271	16,872
Amortization of debt discount and issuance costs	7,324	3,936
Stock-based compensation expense	10,898	7,237
Forgiveness of PPP loan	—	(2,509)
Gain from change in value of derivatives	—	(39)
Deferred taxes	(10,136)	3,946
Originations of loan receivables, net of principal payments received	5,006	(23,676)
Valuation allowance charge for loan receivable held for sale	5,971	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,639)	1,239
Inventory	(29,983)	(93,133)
Prepaid expenses and other current assets	1,779	(494)
Other assets	177	(3,766)
Other liabilities	1,461	(2,813)
Accounts payable and accrued liabilities	3,729	(2,131)
Floorplan trade note payable	18,840	38,746
Net cash provided by (used in) operating activities of continuing operations	(19,325)	(29,641)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions, net of cash received	(3,300)	(65,976)
Purchases of property and equipment	(7,803)	(4,334)
Technology development	(1,758)	(6,188)
Net cash used in investing activities of continuing operations	(12,861)	(76,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from new secured debt	—	84,500
Proceeds from sale leaseback transaction	49,718	—
Proceeds from ROF credit facility for the purchase of consumer finance loans	—	22,925
Repayment of debt and line of credit	(59,048)	(34,082)
Payments for notes payable and finance leases	—	(2,116)
Net borrowings from non-trade floor financing plans	45,993	34,067
Debt issuance costs	(1,787)	—
Net cash provided by financing activities of continuing operations	34,876	105,294
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	3,438	11,372
Net cash used in financing activities	(5,254)	(13,286)
Net cash used in discontinued operations	(1,816)	(1,914)
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	874	(2,759)
Cash and restricted cash at beginning of period-continuing operations	56,762	49,458
Cash and restricted cash at beginning of period-discontinued operations	1,816	2,516
Cash and restricted cash at end of period, including discontinued operations	59,452	49,215
Less cash at end of period - discontinued operations	—	(602)
Cash and restricted cash at end of period	$59,452	$48,613
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
RumbleOn is the largest powersports retailer in North America, offering a wide selection of new and used motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and other powersports products, including parts, apparel, accessories, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of financing, parts, repair, and maintenance services, and our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers. As of September 30, 2023, we operated more than 55 retail locations representing 30 brands primarily in the Sun Belt.
We source high quality pre-owned inventory via our proprietary cash offer website, which allows us to purchase pre-owned units directly from consumers.
We seek to provide customers with a seamless experience, broad selection, and access to our specialized and experienced team members, including sales staff and technicians. Our network of convenient retail locations allows us to offer services throughout the vehicle life cycle.
Of our retail locations, 42 were acquired in 2021 in conjunction with the purchase of RideNow Powersports ("RideNow"). On February 18, 2022 we completed the acquisition of Freedom Powersports, LLC ("Freedom Powersports") and Freedom Powersports Real Estate, LLC (together with Freedom Powersports, the "Freedom Entities"). We are headquartered in the Dallas Metroplex and completed our initial public offering in 2017.
Through June 30, 2023, we participated in the automotive industry through our wholly owned wholesale distributor of used automotive inventory, Wholesale, Inc. ("Wholesale Inc."), and our exotics retailer AutoSport USA, Inc., which did business under the name Got Speed and was previously reported in the Automotive segment. We began to wind this business down beginning in the third quarter of 2022. The results of operations of this segment of our business are reported as discontinued operations within these Condensed Consolidated Financial Statements.
Since the acquisitions of RideNow and Freedom Powersports, we have made a handful of smaller acquisitions. We plan to continue the growth of our powersports footprint through strategic acquisitions.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information and with the instructions on Form 10-Q and Rule 10-01 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Condensed Consolidated Financial Statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned, including all our acquisitions from the dates such businesses were acquired. In accordance with those rules and regulations, the Company has omitted certain information and notes required by U.S. GAAP for annual consolidated financial statements. In the opinion of management, the Condensed Consolidated Financial Statements contain all adjustments, except as otherwise noted, necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on September 27, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Certain accounting estimates involve significant judgments, assumptions, and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, which management considers to be critical accounting estimates. The judgments, assumptions, and estimates used by management are based on historical experience, management’s experience, and other factors, which are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ materially.
Liquidity and Management’s Plans
As described more completely in Note 5, the Company recently took steps to improve its liquidity and temporarily make certain debt covenants more favorable to the Company.
On August 9, 2023, the Company and Oaktree Fund Administration, LLC ("Oaktree") executed Amendment No. 5 to the Oaktree Credit Agreement (each as defined in Note 5), which provides the Company a covenant waiver as of June 30, 2023 and as of September 30, 2023, and more favorable financial covenants for each quarter through the second quarter of 2024. Amendment No. 5 also requires the Company to undertake certain actions to generate additional liquidity that will be used to repay a portion of the outstanding balance of the Oaktree Credit Agreement. These actions include divesting of certain assets and completing a proposed $100,000 fully backstopped Rights Offering (as defined below).
The Company completed a sale-leaseback transaction pertaining to eight properties that is more fully discussed in Note 5. This transaction generated net cash proceeds of $48,237 that were used to reduce outstanding debt under the Oaktree Credit Agreement. In addition, the Company has classified RumbleOn Finance loans receivable, that we are actively marketing, as held for sale at September 30, 2023.
On August 9, 2023, we announced our intention to conduct a proposed $100,000 rights offering (the "Rights Offering") to the Company's existing shareholders whereby holders of record of our common stock will be granted a dividend of subscription rights to purchase a designated number of shares of Class B Common Stock at a price to be determined by the Special Committee of the Board. If the Rights Offering is not fully subscribed for, any stockholders who exercise their basic subscription rights will have an over-subscription right to purchase additional shares of Class B Common Stock that would otherwise remain unsubscribed for at the expiration date for the Rights Offering. No fractional shares of Class B Common Stock will be issued in the Rights Offering. The subscription rights are not transferable, and there will be no public market for the subscription rights. The subscription period for the Rights Offering is expected to commence on or about November 13, 2023 and terminate approximately 16 calendar days thereafter, on November 28, 2023. The Company also entered into a Standby Purchase Agreement on August 8, 2023 (the "Standby Purchase Agreement") with Mark Tkach, William Coulter, and Stone House Capital Management, LLC, a Delaware limited liability company ("Stone House" and collectively, the "Standby Purchase Agreement") that provides a binding commitment to purchase up to $100,000 of shares of Class B Common Stock in the aggregate from the Standby Purchasers if the Rights Offering is not fully subscribed. The net proceeds of the Rights Offering are intended to be used to repay a portion of the debt under the Oaktree Credit Agreement and to fund the growth and development of the Company's business, including through possible acquisitions and other corporate purposes.
The Company monitors its working capital and determines what operating adjustments it needs to make in order to stay compliant with its various debt covenants. These adjustments can include a liquidation of inventory, expense reductions, and changes to capital expenditures. Management has considered these plans, including if they are within the control of the Company, in evaluating ASC 205-40, Presentation of Financial Statements. Management believes the above actions are sufficient to allow the Company to meet its obligations as they become due for a period of at least 12 months from the issuance of these financial statements and to comply with the amended financial covenants of Amendment No. 5. Management believes that its plans alleviate substantial doubt regarding the Company’s ability to continue as a going concern.
In the event the Company is not able to conduct the Rights Offering or otherwise fails to close the Rights Offering by December 1, 2023, absent extension or further agreement, the Company would not be in compliance with its covenants under the Oaktree Credit Agreement as amended. Under those circumstances, and in accordance with the terms of the Oaktree Credit Agreement, Oaktree would have the right to demand payment of the outstanding indebtedness and the Company would be required to satisfy the obligation or negotiate further amendments to the agreement. If this were to occur, the Company would likely seek new or additional sources of financing or seek additional capital through public offerings, either of which may or may not be possible at terms acceptable to the Company, or at all.

Correction of an Immaterial Misstatement Related to Prior Periods

During the fourth quarter of 2022, the Company identified a misstatement in its accounting for internal powersports revenue and internal powersports cost of sales, which were included in the consolidated statements of operations rather than being eliminated, which resulted in an overstatement of both revenue and cost of sales, with no impact to gross profit, operating income (loss), or net income (loss). The misstatement impacted the unaudited Condensed Consolidated Statements of Operations for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022.

The Company evaluated the misstatement and concluded that the impact was not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements. The Company has corrected the Condensed Consolidated Statements of Operations by decreasing powersports revenue and cost of sales for the three months ended September 30, 2022 by $19,614 and for the nine months ended September 30, 2022 by $52,426.
Recent Pronouncements
Adoption of New Accounting Standards
On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amended the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The standard did not have a material impact on the Company's Condensed Consolidated Financial Statements for the nine months ended September 30, 2023.
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying U.S. GAAP to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards only apply to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. Our senior secured debt and most of our floorplan arrangements transitioned from LIBOR to the use of the Secured Overnight Financing Rate ("SOFR") as an alternative benchmark rate effective July 1, 2023 under the Oaktree Credit Agreement, as amended. The Company adopted this guidance as of July 1, 2023, and the standard did not have a material impact on the Company's Condensed Consolidated Financial Statements for the nine months ended September 30, 2023.
Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for us in the first quarter of 2024, and permits the use of either the modified retrospective or fully retrospective method of transition. We are evaluating the timing and effects of our adoption of this ASU on our financial statements.
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

NOTE 2 - ACQUISITIONS
Freedom Transaction
On February 18, 2022, RumbleOn acquired 100% of the equity interests of the Freedom Entities (the “Freedom Transaction”). The Freedom Entities own and operate powersports retail dealerships, including associated real estate, involving sales, financing, and parts and service of new and used motorcycles, all-terrain vehicles ("ATVs"), utility task vehicles ("UTVs"), scooters, side-by-sides, sport bikes, cruisers, watercraft, and other powersports vehicles in Texas, Alabama, and Georgia. We completed this acquisition to increase our powersports footprint.
We accounted for the Freedom Transaction as a business combination. Under the terms of the agreement governing the Freedom Transaction, all outstanding equity interests of the Freedom Entities were acquired for total consideration of $97,237, consisting of $70,569 paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and the issuance of 1,048,718 shares of Class B Common Stock with a value of $26,511 on the date of the acquisition. On June 22, 2022, 2,446 shares of Class B Common Stock held in escrow were cancelled as part of the final purchase price adjustment.
The following table summarizes the consideration transferred by the Company for the Freedom Transaction:

Cash	$70,569
Class B Common Stock	26,511
Acquiree transaction expenses paid by the Company at closing	157
Total purchase price consideration	$97,237
Freedom Transaction Estimated Fair Value of Assets and Liabilities Assumed
The Company finalized its accounting for consideration transferred, assets acquired, and liabilities assumed during the quarter ended March 31, 2023, in connection with the acquisition of the Freedom Entities. All such adjustments were recorded within the one-year measurement period. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenue and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believed to be reasonable. However, actual results may differ from these estimates. Total goodwill from the acquisition of the Freedom Entities acquisition was $29,359.
All of the assets and liabilities acquired through the acquisition of the Freedom Entities, including goodwill, have been included in the Company’s Powersports reporting segment, as the Freedom Entities business is entirely within the Company’s Powersports reporting segment.
The Company used the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company based its assumptions on estimates of future cash flows, expected growth rates, retention factors, etc. Discount rates used to arrive at a present value as of the date of acquisition are based on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased franchise rights and non-compete agreements amounts so determined represented the fair value at the date of acquisition, and did not exceed the amount a third party would pay for such assets.
Pro Forma Information for Acquisition (Unaudited)
The Company has included the operating results of the Freedom Entities in its consolidated statements of operations since February 18, 2022. The following unaudited pro forma financial information presents consolidated information of the

Company as if the Freedom Transaction had been completed at January 1, 2021. The pro forma impact to our operating results for the nine months ended September 30, 2023 was not materially different from our reported results.

Nine Months Ended September 30, 2022
Pro forma revenue	$1,151,060
Pro forma net income (loss) from continuing operations	$27,102
Earnings (loss) per share from continuing operations - basic	$1.71
Earnings (loss) per share from continuing operations - diluted	$1.70

Red Hills Powersports Acquisition
On March 3, 2023, the Company acquired Red Hills powersports, a single retail location representing 10 original equipment manufacturers ("OEMs") in Tallahassee, Florida, for total consideration approximating $3,300 in cash. This transaction was accounted for as a business combination and has been included in the Company's Powersports reporting segment. Pro forma results are not provided for this transaction as the acquisition was not material to our operations.
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
On September 8, 2023, the Company sold eight properties to a third party for $49,958, which generated net cash proceeds of $48,237 after transaction fees, and concurrently entered into an agreement to lease the properties back from the buyer. The initial term of the lease is 15 years and contains five renewal option terms of five years each, which the Company has currently assumed will be exercised, for a total of 40 years. Due to the control over the locations maintained by the Company, this transaction will be accounted for using the failed sale-leaseback accounting model, with the land and buildings remaining on the Company's balance sheet and the treatment of the lease as a financing obligation. Annual rental expense is $3,747 collectively, with rent increasing annually by the lesser of two times the Consumer Price Index or 2% during the initial term and all option periods. See Note 5 for additional information.
The following table reflects the balance sheet presentation of our operating lease assets and liabilities:

Leases	Classification	September 30, 2023	December 31, 2022
Assets:
Operating	Right-of-use assets	$167,236	$161,822
Total right-of-use assets		$167,236	$161,822

Liabilities:
Current:
Operating	Accounts payable and other current liabilities	$24,723	$24,075
Non-Current:
Operating	Operating lease liabilities	135,726	126,695
Total		$160,449	$150,770

The weighted-average remaining lease term and discount rate for the Company's operating leases are as follows:

	September 30, 2023	December 31, 2022
Weighted average lease term-operating leases	14.0 years	14.6 years
Weighted average discount rate-operating leases	14.0%	14.0%
The following table provides information related to the lease costs of finance and operating leases, including an immaterial amount of short-term lease expense, for the three and nine months ended September 30, 2023 and 2022:

Lease Expense	Income Statement Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Operating	Selling, general and administrative expenses	$8,825	$7,894	$25,499	$22,961
Finance:
Amortization of assets under lease	Depreciation and amortization expense	—	—	—	—
Interest on lease liabilities	Interest expense	—	—	—	—
Total lease costs		$8,825	$7,894	$25,499	$22,961
In connection with the acquisition of the RideNow companies on August 31, 2021 (the "RideNow Transaction"), the Company entered into related party leases for 24 properties. The following table provides information related to the portion of lease assets and liabilities which are attributable to related party leases at September 30, 2023:

Leases	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets:
Right of use assets – related party		$108,527	$105,264
All other right-of-use assets		58,709	56,558
Total	Right-of-use assets	$167,236	$161,822

Liabilities:
Current:
Current portion of lease liabilities – related party		$14,120	$14,492
Current portion of lease liabilities – other operating leases		10,603	9,583
Total	Accounts payable and other current liabilities	$24,723	$24,075
Non-Current:
Long-term portion of lease liabilities – related party		$96,568	$93,713
Long-term portion of lease liabilities – all other leases		39,158	32,982
Total	Operating lease liabilities	$135,726	$126,695
Total lease liabilities		$160,449	$150,770
Supplemental cash flow information related to operating leases for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash payments for operating leases	$21,869	$18,643
ROU assets obtained in exchange for new operating lease liabilities	$14,383	$15,912

The following table summarizes the future minimum payments for operating leases at September 30, 2023 due in each year ending December 31:

Year	Operating Leases
Remainder of 2023	$7,774
2024	30,318
2025	28,601
2026	26,927
2027	26,131
Thereafter	282,415
Total lease payments	402,166
Less: imputed interest	(241,717)
Present value of operating lease liabilities	$160,449

NOTE 4 –GOODWILL AND INTANGIBLE ASSETS

	September 30, 2023	December 31, 2022
Goodwill, gross	$242,543	$239,788
Accumulated impairment	(218,646)	(218,646)
Goodwill, net	$23,897	$21,142

Other intangible assets:
Franchise rights (indefinite-lived)	$236,728	$236,678
Non-compete agreements and other (definite-lived))	23,796	23,795
	260,524	260,473
Less: accumulated amortization	(20,067)	(13,060)
Intangible assets, net	$240,457	$247,413
The following summarizes the changes in the carrying amount of goodwill, net, by reportable segment from December 31, 2022 to September 30, 2023.

	Powersports	Vehicle Logistics	Total
Balance at December 31, 2022	$20,294	$848	$21,142
Acquisition of Red Hills Powersports	2,600	—	2,600
Purchase accounting adjustments for prior year acquisitions	155	—	155
Balance at September 30, 2023	$23,049	$848	$23,897
In addition to annual impairment testing, the Company monitors for events and circumstances that could indicate that it is more likely than not that its goodwill, indefinite lived intangible assets, finite lived intangible assets, and other long-lived assets are impaired or not recoverable (a triggering event), requiring an interim impairment test. During the quarter ended September 30, 2023, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), and overall financial performance of the Company. Based on the analysis of relevant events and circumstances, the Company concluded a triggering event had not occurred as of September 30, 2023. The Company will continue to monitor both macroeconomic and company-specific events and circumstances in future periods and if a triggering event is identified prior to the Company’s fourth quarter annual impairment test, management will complete an interim impairment test at that time.

Estimated annual amortization expense related to our definite-lived intangible assets:

Remainder of 2023	$909
2024	2,675
2025	99
Thereafter	—
Total	$3,683
NOTE 5 – SECURED DEBT
Senior secured debt consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Term Loan Credit Agreement maturing on August 31, 2026. Payments are required quarterly. Interest rate at September 30, 2023 was 13.75%.	$297,680	$346,066
Financing obligation	47,933
ROF Consumer Finance Facility maturing on February 4, 2025. Interest rate at September 30, 2023 was 10.42%.	14,606	25,000
Notes payable for leasehold improvements and other	1,528	—
Total principal amount	361,747	371,066
Less: unamortized debt issuance costs	(26,009)	(28,572)
Total secured debt	335,738	342,494
Less: Current portion of secured debt	(14,893)	(3,645)
Secured debt, net of current portion	$320,845	$338,849
Floorplan notes payable as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Floorplan notes payable - trade	$94,227	$75,387
Floorplan notes payable - non-trade	192,908	144,789
Floorplan notes payable	$287,135	$220,176
Term Loan Credit Agreement
The Company has a term loan credit agreement (the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto (the "Lenders"), and Oaktree, as administrative agent and collateral agent. The Oaktree Credit Agreement provides for secured credit facilities in the form of a $280,000 principal amount of initial term loans (the “Initial Term Loan Facility”) and a $120,000 in aggregate principal amount of delayed draw term loans (the “Delayed Draw Term Loans Facility”). Loans under the Delayed Draw Term Loans Facility were subject to customary conditions precedent for facilities of this type including the need to meet certain financial tests and were available to be drawn up to March 1, 2023. Warrants that the Company had granted to purchase $40,000 of shares of Class B Common Stock to Oaktree Capital Management, L.P. and its lender affiliates in consideration of the initial loan expired in April 2023.
Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 1.00%), plus an applicable margin of 8.25%, which replaced a LIBOR rate effective July 1, 2023 with the fourth amendment to the Oaktree Credit Agreement, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that Amendment No. 5 (as defined below) provides that an additional 0.50% of interest will accrue from the Amendment No. 5 Effective Date (as defined below) through June 30, 2024 (which additional interest may be paid in cash or paid in kind). At the Company’s option, 1.0% of such interest may be payable in kind. Interest expense for the three and nine months ended September 30, 2023 was $13,587 and $39,882, respectively, which included amortization of $1,758 and $5,018, respectively, related to the discount and debt issuance costs. Interest expense for the three and nine months ended September 30, 2022 was $9,605 and $29,305, respectively, which included amortization of $1,152 and $4,388, respectively for the discount and debt issuance costs.

Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floorplan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.
At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. On August 9, 2023 (the "Amendment No. 5 Effective Date"), the Company, the Subsidiary Guarantors party thereto, Oaktree, and the Lenders party thereto executed Amendment No. 5 to the Oaktree Credit Agreement (the “Amendment No. 5”), pursuant to which, among other things: (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring the Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use such proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement); (iii) an additional performance covenant was added requiring the Company raise net cash proceeds of not less than $100,000 from the issuance of common equity interests in the Company by December 1, 2023 (with a corresponding requirement to use certain of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, exercisable for an anticipated aggregate of 1,212,121 shares at an anticipated price of $12 per share, in a form to be agreed upon, to the Lender. In connection with Amendment No. 5, the Company agreed to pay a fee which may be paid in cash or paid in kind. The warrants were issued on August 14, 2023. See Note 8- "Common Stock Warrants" for additional information.
The elimination of the June 30, 2023 leverage ratio financial covenants was made effective as of June 30, 2023, and the Lenders agreed in Amendment No. 5 that no event of default existed from such leverage ratio financial covenants as of such date.
Based on the amended terms of the Oaktree Credit Agreement, the Company believes that it will be in compliance with all covenants under the Oaktree Credit Agreement, as amended by Amendment No. 5, for the 12-month period from the issuance of these financial statements. As of September 30, 2023, the Company has classified obligations under the Oaktree Credit Agreement as a non-current liability.
Financing Obligation
On September 8, 2023, certain subsidiaries of the Company (collectively, the "Tenant") and a third party, as the landlord entered into a sale and leaseback transaction related to eight of the Company's properties, which generated net cash proceeds of $48,237. The transaction, however, did not transfer control of the properties to the landlord. As a result, the Company accounted for this transaction as a failed sale-leaseback transaction, in which the assets remain on the financial statements and a financing liability was recorded for the proceeds from the sale. The Company incurred $1,787 in transaction costs related to the sale-leaseback, which are therefore considered debt issuance costs and will be amortized as interest expense over the expected life of the lease.
The resulting Lease Agreement is considered a triple net lease, which requires the Tenant to pay substantially all costs associated with the properties, and has a contractual term of 15 years, with five separate renewal options at the Company's option. The renewal terms are effective to all, but not less than all, of the property subject to the Lease Agreement. The Company has assumed an expected lease life of 40 years to include all renewals. The initial annual rent under the Lease Agreement is $3,747, and the lease provides for rent increasing annually by the lesser of two times the Consumer Price Index or 2% during the initial term and all option periods.
The Company imputed the interest rate on the lease based upon the contractual minimum payments and the proceeds from the sale. Based on this, the Company has determined the effective interest rate on the debt to be 7.4%. Any changes in payments due to the annual rental escalations will be recorded as interest expense as incurred.

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
As of September 30, 2023, RumbleOn Finance did not meet the interest rate spread requirement set forth in the ROF Consumer Finance Facility as a result of increased interest rates and limited growth of our consumer finance business. The lender has indicated no current intention to request early repayment of the principal balance due under the ROF Consumer Finance Facility as of September 30, 2023. We intend to sell the loan portfolio held at RumbleOn Finance and pay off the outstanding balance during the fourth quarter of 2023. As of September 30, 2023, the outstanding balance due under the ROF Consumer Finance Facility was $14,606, which is included in the current portion of long-term debt and line of credit in the accompanying Condensed Consolidated Balance Sheets.
The loans receivable held by RumbleOn Finance, which are recorded at the lower of cost or fair value and which approximated $21,555 are classified as loan receivable assets held for sale in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023.
Floorplan Notes Payable
The Company relies on its floorplan vehicle financing credit lines (“Floorplan Lines”) to finance new and used vehicle inventory at its retail locations and for the wholesale segment. Floorplan notes payable - trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, used vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floorplan notes payable - non-trade represents amounts borrowed to finance the purchase of specific new and used vehicle inventories with non-trade lenders. Changes in vehicle floorplan notes payable - trade are reported as operating cash flows and changes in floorplan notes payable - non-trade are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
Inventory serves as collateral under floorplan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Agreement.
The Company has a Floorplan Line with J.P. Morgan (the “J.P. Morgan Credit Line") that terminates October 25, 2024 and provides for an interest rate of SOFR plus 2.0% based on the Company's fixed charged coverage ratio, as defined in the agreement that governs it. As of September 30, 2023, advances under the J.P. Morgan Credit Line are limited to $75,000 and the outstanding balance was $31,215. Interest expense on the J.P. Morgan Credit Line for the three and nine months ended September 30, 2023 was $474 and $1,282, respectively.
As of September 30, 2023, the Company was in compliance with the covenant terms of its floorplan agreements.
Restricted Cash
Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various Floorplan Lines and RumbleOn Finance line of credit.

NOTE 6 – CONVERTIBLE NOTES
As of September 30, 2023 and December 31, 2022, the outstanding convertible senior notes net of unamortized debt discount and issue costs are summarized as follows:

	September 30, 2023			December 31, 2022
	Principal Amount	Debt Discount and Issue Costs	Carrying Amount	Principal Amount	Debt Discount and Issue Costs	Carrying Amount
Convertible senior notes	$38,750	$(4,554)	$34,196	$38,750	$(6,860)	$31,890
Less: Current portion	—	—	—	—	—	—
Long-term portion	$38,750	$(4,554)	$34,196	$38,750	$(6,860)	$31,890
Convertible Senior Notes
The convertible senior notes (the "Notes") were issued on January 14, 2020 pursuant to an Indenture (the "Indenture"), by and between the Company and the trustee. The Indenture includes customary representations, warranties and covenants by the Company. The Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year. The Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture or if the Notes are not freely tradable as required by the Indenture. The Notes mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms.
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
The Company may redeem for cash all or any portion of the Notes, at its option, if the last reported sale price of the Class B Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100.0% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
The Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables). Interest expense recognized with respect to the Notes for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2023	2022	2023	2022
Contractual interest expense	$657	$657	$1,972	$1,970
Total interest expense	799	672	2,296	1,934
	$1,456	$1,329	$4,268	$3,904

NOTE 7 – STOCK-BASED COMPENSATION
The Company has a shareholder-approved stock incentive plan (as amended, the “Plan”) allowing for the issuance of restricted stock units ("RSUs"), stock options, and other equity awards (collectively “Awards”). As of September 30, 2023, the number of shares authorized for issuance under the Plan was 3,291,461 shares of Class B Common Stock. RSUs and stock options awarded under the Plan are generally service/time-based and vest over a period of up to three years.
The following table reflects the stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted Stock Units	$3,077	$2,606	$10,898	$7,237
Stock Options	—	—	—	—
Total stock-based compensation	$3,077	$2,606	$10,898	$7,237
As of September 30, 2023, there were 820,916 unvested RSUs outstanding. The total unrecognized compensation expense related to outstanding equity awards was approximately $9,914, which the Company expects to recognize over a weighted-average period of approximately 19 months.
Pending Stock Option Grant to New Chief Executive Officer
In connection with Michael W. Kennedy's appointment as Chief Executive Officer, the Company granted Mr. Kennedy an award of performance-based stock options to purchase 825,000 shares ("Options") of the Company's Class B Common Stock (the "Performance Option Award"), which will vest in installments over a maximum period of five years starting on the grant date, subject to meeting certain stock performance thresholds ranging from $12.00 to $40.00 for a period of 30 days and Mr. Kennedy's continued service with the Company through each such vesting date. The award was granted as an inducement to Mr. Kennedy's entry into employment and was approved by the Compensation Committee of the Company's Board of Directors, in accordance with Nasdaq Listing Rule 5635(c)(4). The award was granted outside of the Plan, as amended. The Performance Option Award will be granted two trading days after the completion of the Rights Offering and the exercise price per share of the Options will be equal to the closing price of the Class B Common Stock on the day before the grant, subject to the terms in Mr. Kennedy's employment agreement and award agreement .

NOTE 8 – COMMON STOCK WARRANTS
In connection with entering into Amendment No. 5, on August 14, 2023 the Company issued warrants to Oaktree and the Lenders to purchase up to 1,212,121 shares of Class B Common Stock at an exercise price of $12.00 per share. Such warrants are exercisable for up to five years following the date of issuance.
The Company has classified the warrants as equity in accordance with ASC 815. The fair value of the warrants is being amortized as interest expense over the term of the loan. The fair value of the warrants was determined at issuance using a Black-Scholes pricing model with the following estimates:

August 14, 2023 Warrants Issued
Exercise price per share	$12.00
Stock price on date of issuance	$7.20
Fair value per share	$5.01
Volatility	100%
Expected term (years)	5
Risk-free interest rate	4.27%
Dividend yield	—%
Total fair value at issuance date	$6,100
In addition, warrants issued in conjunction with a previous financing agreement to purchase 1,048 shares of the Company's Class B Common Stock at an exercise price of $143.13 per share expired on October 30, 2023.

NOTE 9 – INCOME TAXES
The Company's benefit from income taxes on continuing operations for the three months and nine months ended September 30, 2023 was $3,556 and $9,706, respectively, representing effective income tax rates of 17.7% and 17.4%, respectively. The difference between the federal income tax rate of 21.0% and RumbleOn’s overall income tax rate for the three and nine months ended September 30, 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation vesting in the quarter.
The Company's provision for income taxes on continuing operations for the three months and nine months ended September 30, 2022 was $678 and $8,166, respectively, representing effective income tax rates of 15.4% and 23.3%, respectively. The difference between the federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months and nine months ended September 30, 2022 was primarily due to income tax expense on non-deductible expenses, valuation allowance expense associated with state net operating losses, and state income taxes, partially offset by a benefit associated with the change in the Company's effective state income tax rate.
NOTE 10 – EARNINGS (LOSS) PER SHARE
The Company computes basic and diluted earnings (loss) per share in conformity with the two-class method required for participating securities. Basic earnings (loss) per share from continuing operations is calculated by dividing income (loss) from continuing operations, net, by the weighed-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share from continuing operations is computed giving effect to all dilutive potential common stock equivalents outstanding for the period. Per share calculations pertaining to discontinued operations use the same number of shares as are used in the calculations for continuing operations.
For purposes of these calculations, warrants to purchase 1,212,121 shares of Class B Common Stock having an exercise price of $12.00 per share and warrants to purchase 1,048 shares of Class B Common Stock having an exercise price of $143.13 were considered common stock equivalents that were antidilutive for the periods ended September 30, 2023. Warrants that expired earlier in 2023 were also antidilutive for all periods that they were outstanding. Unvested RSUs have been included in the calculation of diluted earnings per share to the extent the shares would be dilutive. Additionally, the Company’s senior unsecured convertible notes were antidilutive for the periods ended September 30, 2023 and 2022.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54,498	$36,021
Cash paid for taxes	$894	$6,304
Non-cash Investing and Financing Activities:
Capital expenditures and technology development costs included in accounts payable and other current liabilities	$87	$1,500
Capital expenditures included in line of credit and notes payable	$48,896	$—
Fair value of warrants issued as financing costs	$6,100	$—
Fair value of Class B Common Stock issued for Freedom Transaction	$—	$26,511

NOTE 12 – RELATED PARTY TRANSACTIONS
RideNow Leases
The Company has related party leases for 24 properties consisting of dealerships and offices in connection with the RideNow acquisition. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Mark Tkach, our former Interim Chief Executive Officer and a director of the Company until November 1, 2023, and William Coulter, a director of the Company, as the landlord. The initial aggregate base rent payment for all 24 leases was approximately $1,229 per month, and each lease commenced a new 20-year term on September 1, 2021, with each lease containing annual 2% increases on base rent. Rent expense associated with these leases was $4,625 and $13,855 and $4,457 and $13,372, during the three and nine months ended September 30, 2023 and 2022, respectively, and is included in selling, general and administrative ("SG&A") expenses in the Condensed Consolidated Statement of Operations.
Payments to RideNow Management, LLLP
The Company paid $2 and $6 to RideNow Management, LLLP, an entity owned equally by Messrs. Coulter and Tkach, during the three and nine months ended September 30, 2023 and 2022, respectively. In addition, the Company paid off a loan to RideNow Management LLLP of approximately $673 on June 27, 2022.
Payments to Coulter Management Group, LLLP
The Company paid $62 and $72, and $5 and $242 to Coulter Management Group, LLLP ("Coulter Management"), an entity owned by Mr. Coulter, during the three and nine months ended September 30, 2023 and 2022, respectively. These payments were made to cover certain proportionate costs of the Company, including health plan and IT contract expenses, that were shared among Coulter Management and the RideNow entities for a period of time after the RideNow Transaction date.
Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated ("Bidpath"), a company owned by Adam Alexander, a former director of the Company, that provided the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services. The initial term was thirty-six (36) months but could be terminated by either party at any time by providing sixty (60) days' notice to the other party. On June 30, 2023, the Company notified Bidpath of its intent to terminate the contract. The contract was terminated effective August 31, 2023, and the Company recognized a $2,610 impairment for the remaining amount of capitalized costs.
The Company made no cash payments for the license during the three and nine months ended September 30, 2023 and $0 and $3,600 during the three months and nine months ended September 30, 2022, respectively. The Company also paid monthly platform development costs of $30 while the contract was in effect.

Ready Team Grow, LLC
The Company paid $0 and $100, and $52 and $162 to Ready Team Grow, LLC for employee recruiting services during the three and nine months ended September 30, 2023 and 2022, respectively. Ready Team Grow, LLC is an entity owned by the domestic partner of the Company’s former Chief Executive Officer, Mr. Chesrown.

Death Benefit to a former Chief Financial Officer ("CFO") and Director
As approved by the Audit Committee of the Board of Directors in September 2021, the Company is paying a death benefit to the estate of a former CFO and director of the Company comprised of (1) $1,338, divided into equal weekly installments beginning October 1, 2021 and ending June 30, 2024 and (2) the cash bonus paid to the Company’s Chief Executive Officer ("CEO") each quarter over the same period ending June 30, 2024, if and when paid to the CEO in accordance with the Company’s Executive Incentive Program. A total of $115 and $474, and $262 and $778 in cash payments were made under these awards during the three and nine months ended September 30, 2023 and 2022, respectively.
Employment of Immediate Family Members
Mr. Coulter had one immediate family member who was employed by the Company until August 30, 2022. This family member received aggregate gross pay of approximately $50 and $200 for the three and nine months ended September 30, 2022, respectively. No payments have been made in 2023.
Mr. Tkach has two immediate family members that were, or continue to be, employed by the Company. One of these family members was employed by the Company until February 21, 2022. This family member received aggregate gross pay of approximately $0 and $81, for the three and nine months ended September 30, 2022, respectively. No payments were made during 2023. The other family member received aggregate gross pay of approximately $137 and $331, and $89 and $239 during the three and nine months ended September 30, 2023 and 2022, respectively, and cumulative grants of restricted stock units representing 42,273 shares of Class B Common Stock.

NOTE 13 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. We have determined that we have two reportable segments for segment reporting: (1) powersports and (2) vehicle logistics. Our powersports segment consists principally of the sale of new and used motorcycles and other powersports vehicles, service parts and accessories, together with the associated costs to source and service the vehicles, parts and accessories. Our vehicle logistics segment provides nationwide transportation brokerage services between dealerships and auctions.
Information about continuing operations by operating segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Powersports	Vehicle Logistics	Eliminations (1)	Total
Three Months Ended September 30, 2023
Revenue	$324,147	$14,005	$(41)	$338,111
Operating income (loss)	$(1,702)	$1,415	$—	$(287)
Depreciation and amortization	$7,265	$10	$—	$7,275
Interest expense	$(19,828)	$—	$—	$(19,828)

Three Months Ended September 30, 2022
Revenue (2)	$365,726	$15,527	$(589)	$380,664
Operating income (loss)	$12,734	$1,398	$(65)	$14,067
Depreciation and amortization	$6,544	$10	$—	$6,554
Interest expense	$(12,209)	$—	$—	$(12,209)

Nine Months Ended September 30, 2023
Revenue	$1,011,999	$43,605	$(378)	$1,055,226
Operating income (loss)	$(4,506)	$4,325	$—	$(181)
Depreciation and amortization	$17,241	$30	$—	$17,271
Interest expense	$(55,756)	$—	$—	$(55,756)
Change in derivative liability	$—	$—	$—	$—

Nine Months Ended September 30, 2022
Revenue (2)	$1,084,480	$45,774	$(2,904)	$1,127,350
Operating income (loss)	$64,183	$3,746	$25	$67,954
Depreciation and amortization	$16,842	$30	$—	$16,872
Interest expense	$(35,621)	$(1)	$—	$(35,622)
Change in derivative liability	$39	$—	$—	$39
Total assets by operating segment at were as follows:

	Powersports	Vehicle Logistics	Eliminations (1)	Continuing Operations	Discontinued Operations	Total
Total assets at September 30, 2023	$1,926,226	$2,837	$(870,046)	$1,059,017	$35	$1,059,052
Total assets at December 31, 2022	$1,872,201	$3,857	$(860,247)	$1,015,811	$11,399	$1,027,210
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
(2)Revenue for Powersports has been adjusted by $19.6 million and $52.4 million, respectively, for the three and nine months ended September 30, 2022. See "Correction of an Immaterial Misstatement Related to Prior Periods" in Note 1.

NOTE 14 - DISCONTINUED OPERATIONS AND LOAN RECEIVABLE ASSETS HELD FOR SALE
Discontinued Operations
In the fourth quarter of 2022, the Company announced plans to wind down its automotive business. As of September 30, 2023, the Company had completed all substantial activities pertaining to the wind down of its automotive business, which represents a strategic shift having a major effect on our operations and financial results.

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

Discontinued operations for three and nine months ended September 30, 2023 and September 30, 2022 consisted of the following:

	Three-Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income (loss) from operations of discontinued Automotive segment	$—	$(858)	$(1,100)	$(1,151)
Income tax provision (benefit)	—	(182)	(149)	(420)
Income (loss) from discontinued operations	$—	$(676)	$(951)	$(731)

The following were the carrying amounts of the assets and liabilities of discontinued operations:

	September 30, 2023	December 31, 2022
Cash	$—	$1,816
Accounts receivable, net	—	1,311
Inventory	—	8,248
Prepaid expense and other current assets	—	2
Other assets	35	23
Total assets of discontinued operations	$35	$11,400

Accounts payable and accrued expenses	$513	$3,137
Vehicle floorplan notes payable	—	5,254
Accrued interest payable	—	43
Total liabilities of discontinued operations	$513	$8,434

Loans Receivable Held For Sale
As approved by our Board of Directors, the Company plans to sell the loan portfolio held by RumbleOn Finance. Upon the classification of the loans receivable as held for sale, the allowance for credit losses was reversed and a valuation allowance was recorded. To mark the loan receivable assets down to the lower of cost or fair value, the Company recorded a valuation allowance of $5,971 in the nine months ended September 30, 2023. This charge was classified as SG&A expenses. The fair value of the loan receivable assets is classified as loan receivable assets held for sale in the accompanying Condensed Consolidated Balance Sheets. We expect that anticipated proceeds from sale of the loan receivable assets will be used to pay down the RumbleOn Finance line of credit, which approximated $14,606 and is included in current portion of long-term debt and line of credit in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2023. We anticipate the sale of the loan portfolio to be completed during the fourth quarter of 2023.

NOTE 15 – SUBSEQUENT EVENT
New Chief Executive Officer
Michael W. Kennedy became Chief Executive Officer and director of the Company effective as of November 1, 2023. Mr. Kennedy, age 56, previously served as the President and Chief Executive Officer of Vance & Hines, LLC from April 2019 until October 2023. Prior to that Mr. Kennedy served as Founder and Managing Partner of MWK Partner Advisors from December 2017 until March 2019. Mr. Kennedy is an accomplished Powersports industry veteran with over three decades of experience in strategy, commercial operations, financial management, and manufacturing at leading Powersports companies. See Note 7 - "Stock-Based Compensation".
In connection with Mr. Kennedy’s appointment as Chief Executive Officer and effective as of the same date, Mr. Tkach resigned from his roles as Interim Chief Executive Officer and as a director of the Company. Upon his resignation, Mr. Tkach was appointed to serve as a Board observer.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2022 Form 10-K, the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on September 27, 2023, and our unaudited Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. All dollars are reported in thousands except per share and per unit amounts.
Forward-looking statements throughout this Quarterly Report on Form 10-Q are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking and Cautionary Statements" section below and in our 2022 Form 10-K and Current Report on Form 8-K filed on September 27, 2023 for a discussion of these risks and uncertainties.
Overview
RumbleOn is the largest powersports retailer in North America, offering a wide selection of new and used motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and other powersports products, including parts, apparel, accessories, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of financing, parts, repair, and maintenance services, and our logistics services company, Wholesale Express, LLC ("Wholesale Express"), provides freight brokerage services facilitating transportation for dealers and consumers. As of September 30, 2023, we operated more than 55 retail locations representing 30 brands primarily in the Sun Belt.
We source high quality pre-owned inventory via our proprietary cash offer website, which allows us to purchase pre-owned units directly from consumers.
We seek to provide customers with a seamless experience, broad selection, and access to our specialized and experienced team members, including sales staff and technicians. Our network of convenient retail locations allows us to offer services throughout the vehicle life cycle. As a result of our growth to date, RumbleOn enjoys a leading position in the highly fragmented powersports market.
Of our retail locations, 42 were acquired in 2021 in conjunction with the purchase of RideNow Powersports ("RideNow"). On February 18, 2022 we completed the acquisition of Freedom Powersports, LLC ("Freedom Powersports") and Freedom Powersports Real Estate, LLC (together with Freedom Powersports, the "Freedom Entities"). We are headquartered in the Dallas Metroplex and completed our initial public offering in 2017.
Through June 30, 2023, we participated in the automotive industry through our wholly owned wholesale distributor of used automotive inventory, Wholesale, Inc. ("Wholesale Inc."), and our exotics retailer AutoSport USA, Inc., which did business under the name Got Speed. We began winding this business down in the third quarter of 2022. The results of operations of this segment of our business are reported as discontinued operations in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
Since the acquisitions of RideNow and Freedom Powersports, we have made a handful of smaller acquisitions. We plan to continue to grow our powersports footprint through strategic acquisitions.
RumbleOn's powersports business offers motorcycles, all-terrain vehicles, utility terrain vehicles, personal watercraft, and all other powersports products, parts, apparel, and accessories from a wide range of manufacturers, including those listed below.

RumbleOn’s Representative Brands
Alumacraft	Honda	Soul E Bikes
Argo	Hurricane Boats	Specialized (bicycles)
Benelli	Indian Motorcycles	Speed/UTV
Blazer Boats	Karavan Trailers	SSR
BMW	Kawasaki	STACYC (electric)
Can-Am	Kayo	Suzuki
CF Moto	KTM	Tidewater Boats
Club Car	Lynx (Snowmobiles)	Timbersled (snow bikes)
Continental Trailers	MAGICTILT Trailers	Trailmaster (off-road/gocarts)
Crevalle Boats	Manitou	Triton Trailers
Cub Cadet	Manitou (pontoon boats)	Triumph
Ducati	Mercury (boat engines)	Vanderhall
Gas-Gas	Polaris	Wellcraft (boats)
Godfrey Pontoon Boats	Scarab	Yamaha
Hammerhead Off-Road	Sea-Doo	Yamaha Marine
Harley-Davidson	Segway Powersports	Zero Motorcycles
Hisun	Ski-Doo	Zieman Trailers

Recent Developments
New Chief Executive Officer
Michael W. Kennedy became Chief Executive Officer and director of the Company effective as of November 1, 2023. Mr. Kennedy, age 56, previously served as the President and Chief Executive Officer of Vance & Hines, LLC from April 2019 until October 2023. Prior to that Mr. Kennedy served as Founder and Managing Partner of MWK Partner Advisors from December 2017 until March 2019. Mr. Kennedy is an accomplished Powersports industry veteran with over three decades of experience in strategy, commercial operations, financial management, and manufacturing at leading Powersports companies.
In connection with Mr. Kennedy’s appointment as Chief Executive Officer and effective as of the same date, Mark Tkach resigned from his roles as Interim Chief Executive Officer and as a director of the Company. Upon his resignation, Mr. Tkach was appointed to serve as a Board observer.
Rights Offering
On August 9, 2023, we announced our intention to conduct a proposed $100,000 rights offering (the "Rights Offering") to the Company's existing shareholders whereby holders of record of our common stock will be granted a dividend of subscription rights to purchase a designated number of shares of Class B Common Stock at a price to be determined by the Special Committee of the Board. If the Rights Offering is not fully subscribed for, any stockholders who exercise their basic subscription rights will have an over-subscription right to purchase additional shares of Class B Common Stock that would otherwise remain unsubscribed for at the expiration date for the Rights Offering. No fractional shares of Class B Common Stock will be issued in the Rights Offering. The subscription rights are not transferable, and there will be no public market for the subscription rights. The subscription period for the Rights Offering is expected to commence on or about November 13, 2023 and terminate approximately 16 calendar days thereafter, on November 28, 2023. The Company also entered into a Standby Purchase Agreement on August 8, 2023 (the "Standby Purchase Agreement") with Mark Tkach, William Coulter, and Stone House Capital Management, LLC, a Delaware limited liability company ("Stone House" and collectively, the "Standby Purchase Agreement") that provides a binding commitment to purchase up to $100,000 of shares of Class B Common Stock in the aggregate from the Standby Purchasers if the Rights Offering is not fully subscribed. The net proceeds of the Rights Offering are intended to be used to repay a portion of the debt under the Oaktree Credit Agreement and to fund the growth and development of the Company's business, including through possible acquisitions and other corporate purposes.

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
During the first quarter of 2022, the Company completed its acquisition of the Freedom Entities, a retailer group with 13 retail locations in Texas, Georgia, and Alabama. Please note that results of the Freedom Entities prior to the date of their acquisition are not reflected in the presentation below. Increases in line items within the powersports segment are partially the result of the acquisitions and the reader should note that period-over-period dollar comparisons that incorporate the first quarter of 2022 (as opposed to per unit amounts) are impacted by the introduction of the Freedom Powersports businesses (the “Acquisition Effect”).
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
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs. The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle, given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including via our dealer-to-dealer auction market, generally have lower margins and do not include other ancillary gross profit attributable to financing and accessories. Factors affecting gross profit from period to period include the mix of new versus used vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of Demand/Supply Imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.

Vehicles Sold
We define vehicles sold as the number of vehicles sold through both wholesale and retail channels in each period. Vehicles sold is the primary driver of our revenue and, indirectly, gross profit. Vehicles sold also enables complementary revenue streams, such as financing. Vehicles sold increases our base of customers and improves brand awareness and repeat sales. Vehicles sold also provides the opportunity to successfully scale our logistics, fulfillment, and customer service operations.
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
Total Gross Profit Per Vehicle Transported
Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third-party vehicles transported.

Results of Continuing Operations
Three and Nine Months ended September 30, 2023 Compared to September 30, 2022
Total Company Metrics (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Financial Overview
Revenue
Powersports	$235,132	$271,877	$(36,745)	$738,136	$806,382	$(68,246)
PSA	59,727	62,216	(2,489)	184,205	182,268	1,937
Finance and insurance, net	29,288	31,569	(2,281)	89,658	95,830	(6,172)
Vehicle Logistics	13,964	15,002	(1,038)	43,227	42,870	357
Total revenue	$338,111	$380,664	$(42,553)	$1,055,226	$1,127,350	$(72,124)
Gross Profit
Powersports	$32,344	$50,246	$(17,902)	$104,045	$158,491	$(54,446)
PSA	26,974	29,142	(2,168)	84,663	85,795	(1,132)
Finance and insurance, net	29,288	31,569	(2,281)	89,658	95,830	(6,172)
Vehicle Logistics	3,339	3,486	(147)	10,281	9,138	1,143
Total Gross Profit	$91,945	$114,443	$(22,498)	$288,647	$349,254	$(60,607)

Total Operating Expenses	$92,232	$100,376	$(8,144)	$288,828	$281,300	$7,528
Operating Income (Loss)	$(287)	$14,067	$(14,354)	$(181)	$67,954	$(68,135)
Income (Loss) from Continuing Operations, net	$(16,484)	$3,715	$(20,199)	$(46,023)	$26,944	$(72,967)
Net Income (Loss)	$(16,484)	$3,039	$(19,523)	$(46,974)	$26,213	$(73,187)
Adjusted EBITDA (1)	$13,176	$26,117	$(12,941)	$47,600	$101,078	$(53,478)
_________________________
(1) Adjusted EBITDA is a non-GAAP measure of operating performance that does not represent and should not be considered an alternative to net income (loss) or cash flow from operations, as determined by U.S. GAAP. We believe that Adjusted EBITDA is a useful measure to us and to our investors because it excludes certain financial and capital structure items that we do not believe directly reflect our core operations and may not be indicative of our recurring operations, in part because they may vary widely across time and within our industry independent of the performance of our core operations. See the section titled “Adjusted EBITDA” for the definition of Adjusted EBITDA and a reconciliation of Net Income (Loss) to Adjusted EBITDA .

Powersports Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Revenue
New retail vehicles	$159,573	$165,373	$(5,800)	$501,513	$491,187	$10,326
Used vehicles:
Retail	68,736	100,781	(32,045)	215,562	299,809	(84,247)
Wholesale	6,823	5,724	1,099	21,061	15,386	5,675
Total used vehicles	75,559	106,505	(30,946)	236,623	315,195	(78,572)
Finance and insurance, net	29,288	31,569	(2,281)	89,658	95,830	(6,172)
Parts, service and accessories	59,727	62,216	(2,489)	184,205	182,268	1,937
Total revenue	$324,147	$365,663	$(41,516)	$1,011,999	$1,084,480	$(72,481)

Gross Profit
New retail vehicles	$22,081	$32,071	$(9,990)	$74,440	$100,549	$(26,109)
Used vehicles:
Retail	10,871	18,691	(7,820)	31,216	57,538	(26,322)
Wholesale	(607)	(588)	(19)	(1,610)	304	(1,914)
Total used vehicles	10,264	18,103	(7,839)	29,606	57,842	(28,236)
Finance and insurance	29,288	31,569	(2,281)	89,658	95,830	(6,172)
Parts, service and accessories	26,973	29,143	(2,170)	84,663	85,794	(1,131)
Total gross profit	$88,606	$110,886	$(22,280)	$278,367	$340,015	$(61,648)

Vehicle Unit Sales
New retail vehicles	10,851	9,973	878	34,413	31,016	3,397
Used vehicles:
Retail	5,619	7,508	(1,889)	17,537	22,228	(4,691)
Wholesale	1,103	912	191	3,121	2,619	502
Total used vehicles	6,722	8,420	(1,698)	20,658	24,847	(4,189)
Total vehicles sold	17,573	18,393	(820)	55,071	55,863	(792)

Revenue per vehicle
New retail vehicles	$14,706	$16,582	$(1,876)	$14,573	$15,837	$(1,264)
Used vehicles:
Retail	12,233	13,423	(1,190)	12,292	13,488	(1,196)
Wholesale	6,186	6,276	(90)	6,748	5,875	873
Total used vehicles	11,241	12,649	(1,408)	11,454	12,685	(1,231)
Finance and insurance, net	1,778	1,806	(28)	1,726	1,800	(74)
Parts, service and accessories	3,626	3,559	67	3,546	3,423	123
Total revenue per retail vehicle	$19,267	$20,590	$(1,323)	$19,075	$20,079	$(1,004)

Gross Profit per vehicle
New vehicles	$2,035	$3,216	$(1,181)	$2,163	$3,242	$(1,079)
Used vehicles	$1,935	$2,489	$(554)	$1,780	$2,589	$(809)
Finance and insurance, net	$1,778	$1,806	$(28)	$1,726	$1,800	$(74)
Parts, service and accessories	$1,638	$1,667	$(29)	$1,630	$1,611	$19
Total gross profit per vehicle (1)	$5,380	$6,343	$(963)	$5,358	$6,386	$(1,028)
(1) Calculated as total gross profit divided by new and used retail powersports units sold.

Revenue
Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022
Total Powersports revenue for the three months ended September 30, 2023 decreased 11.4% from the same period in 2022, primarily driven by a decline in the volume of used vehicles sold through retail as well as generally lower revenue per vehicle. The overall decline in retail sales contributed to a decline in F&I and PSA revenue and reflects the sales volume approaching a more normalized level following the pandemic.
Total Powersports revenue for the nine months ended September 30, 2023 decreased 6.7% compared to the same period in 2022, primarily driven by lower revenue from the sale of used vehicles sold via retail channels and lower F&I revenue, partially offset by higher revenue from the sale of new vehicles, as well as higher wholesale and PSA revenue. Both quantity and price per used vehicle sold via retail were lower than in the prior year. While we sold more new vehicles in the nine months ended September 30, 2023 compared to the same period in the prior year, the vehicles were sold at a lower average price that is more indicative of post-pandemic pricing than in the prior year. The mix of new and used vehicles sold was attributable to higher new vehicle inventory and more competitive macroeconomic conditions as compared to the same period in 2022.
Gross Profit
Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022
Total Powersports gross profit for the three months ended September 30, 2023 decreased 20.1% as compared to the same period in 2022, primarily driven by a 15.2% decrease in gross profit per vehicle sold and a 4.5% decrease in total vehicles sold. Gross profit from used vehicles decreased 43.3%, primarily driven by lower volume and a 22.3% decrease in gross profit per used vehicle sold as market conditions were less favorable as compared to the same period in 2022. Gross profit from new vehicles decreased 31.1%, driven by a 36.7% decrease in gross profit per new vehicle sold partially offset by an increase in new vehicle units sold. F&I and PSA gross profit was lower than in the same period in 2022, consistent with lower numbers of vehicles sold and impacted by our strategic initiative related to RumbleOn Finance.
Total Powersports gross profit for the nine months ended September 30, 2023 decreased by $61,648 from the same period in 2022, primarily driven by a 16.1% decrease in gross profit per vehicle sold. Gross profit from used vehicles decreased 48.8%, primarily driven by a 31.2% decrease in gross profit per used vehicle sold and a 16.9% decrease in used vehicles sold as compared to the same period in 2022. Gross profit from new vehicles sold decreased 26.0%, primarily driven by a 33.3% decrease in gross profit per new vehicle sold, offset by a 11.0% increase in new vehicle units sold as compared to the same period in 2022. F&I gross profit decreased 6.4%, primarily driven by a 4.1% decrease in F&I gross profit per vehicle sold. The overall decreases were partially offset by a 1.1% increase in PSA gross profit as compared to the same period in 2022.
Other contributing factors to the overall decrease in gross profit include a less favorable product mix of vehicle sales, with a greater skew towards new units sold, and softening demand which resulted in lower pricing during the three and nine months ended September 30, 2023 as compared to the same period in 2022.

Vehicle Logistics Metrics (dollars in thousands except per unit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	YoY Change	2023	2022	YoY Change
Revenue	$13,963	$15,002	$(1,039)	$43,226	$42,870	$356
Gross Profit	$3,339	$3,486	$(147)	$10,280	$9,139	$1,141
Vehicles transported	22,930	23,105	(175)	67,528	66,307	1,221
Revenue per vehicle transported	$609	$649	$(40)	$640	$647	$(7)
Gross Profit per vehicle transported	$146	$151	$(5)	$152	$138	$14
Revenue
Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022
Total Vehicle Logistics revenue for the three months ended September 30, 2023 decreased 6.9%, driven primarily by a 0.8% decrease in vehicles transported as compared to the same period in 2022.
Total Vehicle Logistics revenue for the nine months ended September 30, 2023 increased in line with the increase in vehicles transported as compared to the same period in 2022.
Gross Profit
Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022
Total Vehicle Logistics gross profit for the three months ended September 30, 2023 decreased in line with the decrease in the number of vehicles transported as compared to the same period in 2022.
Total Vehicle Logistics gross profit for the nine months ended September 30, 2023 increased 12.5%, driven by the increase in number of vehicles transported, as well as the 10.5% increase in gross profit per vehicle transported compared to the same period in 2022.
Selling, General and Administrative
Cost Savings Initiatives
In the first quarter of 2023, the Company identified approximately $15,000 of selling, general and administrative ("SG&A") expenses primarily related to discontinued operations and insurance costs that we began to remove from the business. Actions to reduce SG&A expenses related to discontinued operations were mostly completed by June 30, 2023. During the second quarter of 2023, the Company successfully executed its strategy to reduce annualized insurance costs by approximately $7,000, and took actions to reduce compensation and professional fees.
During the second quarter of 2023, the Company began implementing a plan expected to further reduce annualized SG&A expenses by an additional $15,000. Since our Interim CEO started in late June 2023, we have identified an additional $12,000 in annualized cost savings, which would bring our total annualized SG&A expense reductions to approximately $42,000. We expect to see the full effects of these SG&A expense reductions in 2024, driven by additional headcount reductions, subleases of unused facilities, and cost restructuring at our dealerships.
Three and Nine Months Ended September 30, 2023 Compared to September 30, 2022
The following table compares our SG&A expenses for the three and nine months ended September 30, 2023 to the comparable periods in 2022.

	Three Months Ended September 30,		YoY	Nine Months Ended September 30,		YoY
	2023	2022	Change	2023	2022	Change
Advertising, marketing and selling	$7,081	$8,751	$(1,670)	$21,449	$24,546	$(3,097)
Compensation and related costs	48,926	55,477	(6,551)	157,033	158,965	(1,932)
Facilities	12,947	10,812	2,135	35,447	32,095	3,352
General and administrative	8,925	10,754	(1,829)	29,697	26,643	3,054
Professional fees	2,633	4,952	(2,319)	13,100	12,872	228
Stock based compensation	3,077	2,605	472	10,898	7,237	3,661
Technology development and software	1,368	471	897	3,933	2,070	1,863
Total SG&A expenses	$84,957	$93,822	$(8,865)	$271,557	$264,428	$7,129
SG&A expenses from continuing operations decreased for the three months ended September 30, 2023 compared to the same period in 2022 as we began to realize reductions from our cost savings initiatives discussed above. Partially offsetting savings from headcount reductions were costs for personnel hired to support our growth. Technology development and software increased primarily due to our strategic technology projects focused on inventory management, infrastructure, and integration efforts.
SG&A expenses for the nine months ended September 30, 2023 increased compared to the same period in 2022. The increase was primarily driven by: (1) increased headcount as the Company deployed its growth initiatives; (2) investments in facilities and technologies; (3) the valuation allowance charge in the nine months ended September 30, 2023 for the loan receivable assets that are being held for sale; (4) professional fees in connection with shareholder proposals for the annual meeting of the shareholder and reorganization of the Board of Directors; (5) executive separation costs; and (6) higher stock based compensation. The increases were partially offset by lower advertising, marketing, and selling costs as the Company focused expenditures on its most effective initiatives during the nine months ended September 30, 2023 as compared to the same period in 2022. In the case of technology and development, the Company is pursuing strategic technology projects focused on inventory management, infrastructure, and integration efforts which continued to progress during the nine months ended September 30, 2023.
Depreciation and Amortization

	Three Months Ended September 30,		YoY	Nine Months Ended September 30,		YoY
	2023	2022	Change	2023	2022	Change
Depreciation and amortization	$7,275	$6,554	$721	$17,271	$16,872	$399
Depreciation and amortization expense for the three and nine months ended September 30, 2023 was higher than the comparable 2022 periods because it included a $2,610 impairment of the remaining capitalized costs of the Bidpath Software License as we terminated the related contract. The impact of the impairment was partially offset by lower amortization expense related to certain non-compete agreements that became fully amortized.
Interest Expense

	Three Months Ended September 30,		YoY	Nine Months Ended September 30,		YoY
	2023	2022	Change	2023	2022	Change
Interest expense	$19,828	$12,209	$7,619	$55,756	$35,622	$20,134
Interest expense increased for the three and nine months ended September 30, 2023 from the comparable periods in 2022 primarily due to higher interest rates and higher average borrowings. Interest expense consists primarily of interest and the amortization of deferred financing costs for borrowings under the: (i) Oaktree Credit Agreement; (ii) various floorplan facilities; (iii) private placement notes; (iv) convertible senior notes; and (v) the ROF Consumer Finance Facility.

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
The change in value of the derivative liability for the three and nine months ended September 30, 2023 and 2022 were $0 and $39, respectively, and is included in change in derivative liability in the Condensed Consolidated Statement of Operations. The value of the derivative liability as of both September 30, 2023 and December 31, 2022 was $26.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP.
We define Adjusted EBITDA as net income (loss) adjusted to add back interest expense, depreciation and amortization, income tax effects, changes in derivative liabilities and certain recoveries, charges and expenses, such as an insurance recovery, non-cash stock-based compensation costs, acquisition-related costs, litigation expenses, restructuring costs, and other non-recurring costs, as these recoveries, charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
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
For the three and nine months ended September 30, 2023 and 2022, adjustments to Adjusted EBITDA were primarily comprised of:
•Income associated with the change in value of derivative liability as reported on the Condensed Consolidated Statement of Operations,
•Charges related to the shareholder proposals for the annual meeting of shareholders and reorganization of our Board of Directors, which includes the reimbursement of advisor fees incurred by shareholders in connection with the proxy contest of $2,500,
•Lease expense associated with favorable related party leases in excess of contractual lease payments,
•Charges associated with litigation outside of our ongoing operations,
•Impairment associated with the reduction of the RumbleOn Finance loan receivables portfolio down to its fair value in preparation of its sale, which is anticipated to occur in the fourth quarter of 2023,
•Other non-recurring costs, which include one-time expenses incurred. For the three and nine months ended September 30, 2023, the balance was comprised of integration costs and professional fees associated with acquisitions, and a death benefit to the estate of a former officer and director of the Company. For the three and nine months ended September 30, 2022, the balance was primarily related to various integration costs and professional fees associated with the Freedom Powersports and RideNow acquisitions, technology implementation, and establishment of the RumbleOn Finance secured loan facility.
•Personnel restructuring costs, comprised of severance and charges associated with the separation of former executives, including the Company's former President and Chief Operating Officer, and former Chief Financial Officer,
•Purchase accounting adjustments, which represent one-time charges related to acquisitions,
•Non-cash stock-based compensation expense, and
•Transaction costs associated with acquisitions, which primarily include professional fees and third-party costs.

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(16,484)	$3,039	$(46,974)	$26,213
Income (loss) from discontinued operations, net	—	(676)	(951)	(731)
Income (loss) from continuing operations, net	$(16,484)	$3,715	$(46,023)	$26,944
Add back:
Interest expense	19,828	12,209	55,756	35,622
Income tax provision (benefit)	(3,556)	678	(9,706)	8,165
Depreciation and amortization	7,275	6,554	17,271	16,872
EBITDA	$7,063	$23,156	$17,298	$87,603
Adjustments:
Change in derivative liability	—	—	—	(39)
Charges related to proxy contest and Board of Directors reorganization	324	—	5,053	—
Lease expense associated with favorable related party leases in excess of contractual lease payments	271	177	813	706
Litigation settlement expenses	9	—	88	—
Loss associated with RumbleOn Finance loan receivables	600	—	5,971	—
Other non-recurring costs	64	2,588	952	6,514
Personnel restructuring costs	1,768	—	6,493	—
PPP Loan forgiveness		(2,509)		(2,509)
Purchase accounting related	—	—	—	63
Stock based compensation	3,077	2,605	10,898	7,237
Transaction costs - acquisitions	—	100	34	1,503
Adjusted EBITDA	$13,176	$26,117	$47,600	$101,078
Liquidity and Capital Resources
Our primary sources of liquidity are available cash, amounts available under our floorplan lines of credit, and the monetization of our retail loan portfolio.
We had the following liquidity resources available as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Cash	$41,406	$46,762
Availability under floorplan facilities (1)	32,181	50,651
Committed liquidity resources available	$73,587	$97,413
(1) Availability under floorplan facilities is the available amount we can borrow under our existing vehicle inventory floorplan credit facilities based on the pledgable value of vehicle inventory on our balance sheet as of September 30, 2023 and December 31, 2022. Availability under floorplan facilities is distinct from the maximum borrowing capacity of these facilities because it represents the current amount available to borrow, rather than amounts available to borrow for future inventory purchases.

Our primary cash requirements include payments related to our debt and lease obligations. Excluding operating lease liabilities and the derivative liability, the outstanding principal amount of indebtedness is summarized in the table below. See Note 3 - "Leases", Note 5 - "Secured Debt", and Note 7 - "Stock-based Compensation" to our Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q for more information related to our debt, equity and leases.

	September 30, 2023	December 31, 2022
Asset-Based Financing:
Inventory (floorplan notes)	$287,135	$220,176	(1)
Total asset-based financing	287,135	220,176	(1)

Term loan facility	297,680	346,066
Financing obligation	47,933	—
Unsecured senior convertible notes	38,750	38,750
RumbleOn Finance secured loan facility	14,606	25,000
Note payable for leasehold improvements and other	1,528	—
Total debt	687,632	629,992	(1)
Less: unamortized discount and debt issuance costs	(30,563)	(35,432)
Total debt, net	$657,069	$594,560	(1)
(1) Excludes floorplan notes of $5,254 for the Automotive segment that are reported as liabilities of discontinued operations.

At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. On August 9, 2023 (the “Amendment No. 5 Effective Date”), the Company, the Subsidiary Guarantors party thereto, Oaktree and the Lenders party thereto executed Amendment No. 5 to the Oaktree Credit Agreement (the “Amendment No. 5”), pursuant to which, among other things, (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring the Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use such proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement); (iii) an additional performance covenant was added requiring the Company to raise net cash proceeds of not less than $100,000 from the issuance of common equity interests in the Company by December 1, 2023 (with a corresponding requirement to use certain of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, in a form to be agreed upon, to the Lenders. In connection with Amendment No. 5, the Company has agreed to pay a fee which may be paid in cash or paid-in-kind. The foregoing description of Amendment No. 5 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 5, included as Exhibit 10.5 attached hereto.

The Company believes that it will be in compliance with all covenants under the Oaktree Credit Agreement, as amended by Amendment No. 5, for the next year. Further, Management believes that current working capital, results of operations of the Oaktree Credit Agreement, as amended by Amendment No. 5, and existing financing arrangements are sufficient to fund operations for at least one year from the date of the financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.
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

Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities of continuing operations	$(19,325)	$(29,641)
Net cash used in investing activities of continuing operations	(12,861)	(76,498)
Net cash provided by financing activities of continuing operations	34,876	105,294
Net change in cash from continuing operations	$2,690	$(845)
Operating Activities

Our primary sources of operating cash flows result from the sale of vehicles and ancillary products. Our primary uses of cash in operating activities are purchases of inventory, cash used to fund operations, and personnel-related expenses. For the nine months ended September 30, 2023, net cash used in operating activities was lower than in the comparable 2022 period due in part to the following: (1) the wind down of RumbleOn Finance, our loan origination program in preparation for the sell-off of its receivables as described in Note 14 – “Discontinued Operations and Assets Held For Sale” included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, (2) a more favorable impact from net changes in inventory, (3) the realized impact of management's cost reduction initiatives, (4) lower income taxes paid in the 2023 period, and (5) our ongoing initiatives to optimize our working capital, all of which were partially offset by the impact from lower revenue and higher interest payments.
Investing Activities
Our primary uses of cash for investing activities are business acquisitions, technology development to expand our operations, and capital investments for our stores. Net cash used in investing activities was lower in the nine months ended September 30, 2023 than in the comparable period in 2022 primarily due to the acquisition of Freedom Powersports, which occurred in the 2022 period.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances, which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. Cash provided by financing activities was lower in the nine months ended September 30, 2023, compared to the same period of 2022. This was primarily because we had issued new secured debt in 2022 to fund the purchase of Freedom Powersports, and we repaid more debt in the nine months ended September 30, 2023 than in the comparable 2022 period. Partially offsetting these reductions in net cash provided by operating activities are the proceeds received from the sale-leaseback transaction described in Note 3 - "Leases" included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q (which is being accounted for as a failed sale-leaseback transaction).
Critical Accounting Policies and Estimates
See Note 1 - "Description of Business and Significant Accounting Policies", included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2022. There have been no other material changes to our critical accounting policies and use of estimates from those described under "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K and our Current Report on Form 8-K filed on September 27, 2023.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, based on the ongoing remediation of a material weakness identified in the 2022 Form 10-K. The material weakness existing in our internal control over financial reporting relates to:
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
Management’s Remediation Plan
In response to the material weakness discussed above, we have implemented and plan to continue efforts already underway to remediate internal control over financial reporting, which include the following:
•We have hired an additional accounting resource with the required technical expertise and clearly defined roles and responsibilities.
•We have evaluated system enhancements to automate the consolidation and elimination of intercompany transactions.
•We have enhanced the overall review and approval process relating to elimination of intercompany transactions.
•We have enhanced the review and approval controls related to reconciling certain accruals and accounting estimates.
•We have implemented proper governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

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
Changes in Internal Control Over Financial Reporting
Other than incorporating the controls and procedures of the acquired Freedom entities and addressing the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, the Company is conducting an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources. The investigation remains ongoing and as of the date of this filing, the Company has made no final determination as to what action to take. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. As of the date of this filing, there has been no release or other agreement with Mr. Chesrown, nor has a lawsuit been filed by Mr. Chesrown against the Company. The Company and Mr. Chesrown have conducted a pre-suit mediation, but did not resolve the matter.
Item1A.     Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2022 Form 10-K and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023. There have been no material changes to the risk factors previously disclosed in our 2022 Form 10-K, except as described in and in in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, the occurrence of any of which could have a material adverse effect on our actual results.

Item 6.     Exhibits.

Exhibit Number	Description
4.1	Form of 2023 Warrant. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2023).
10.1+	Separation Agreement, dated July 14, 2023, by and between RumbleOn, Inc. and Michael Francis. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2023).
10.2+	Special Advisor Agreement, dated July 14, 2023, by and between RumbleOn, Inc and Michael Francis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 20, 2023).
10.3+	Employment Agreement, dated July 20, 2023, by and between RumbleOn, Inc. and Steven Pully. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 26, 2023).
10.4	Purchase Agreement, dated as of August 8, 2023, by and among the Company, Mark Tkach, William Coulter and Stone House Capital Management, LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2023).
10.5	Amendment No. 5 to the Term Loan Credit Agreement, dated August 9, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.(incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 8, 2023).
10.6+	Employment Agreement, dated August 16, 2023, by and between RumbleOn, Inc. and Mark Tkach. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 18, 2023).
10.7	Real Estate Purchase and Sale Contract, dated August 22, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2023).
10.8*	Unitary Master Lease Agreement dated September 8, 2023
10.9+	Executive Employment Agreement, dated October 19, 2023, between Michael Kennedy and RumbleOn, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase*
101.LAB*	XBRL Taxonomy Extension Label Linkbase*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase*
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*    Filed herewith.
**    Furnished herewith.
+     Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUMBLEON, INC.

Date: November 7, 2023	By:	/s/ Michael W. Kennedy
Michael W. Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Blake Lawson
Blake Lawson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)