Form 10-K
period 2023-12-31
RumbleOn, Inc.
filed 2024-03-28
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $120.0 million.
The number of shares of Class B Common Stock, $0.001 par value, outstanding on March 18, 2024 was 35,153,241 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on March 18, 2024.
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023 are incorporated herein by reference in Part III.

Annual Report on Form 10-K
for the Year Ended December 31, 2023

PART I
ITEM 1.    BUSINESS.
Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “RumbleOn,” and the “Company” refer to RumbleOn, Inc. and its consolidated subsidiaries at December 31, 2023.
Forward-Looking and Cautionary Statements
This 2023 Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in forward-looking statements. Factors that could cause or contribute to such differences in our actual results include, but are not limited to, those discussed in this 2023 Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to revise or update forward-looking statements, except as required by law.
Market and Industry Data
Some of the market and industry data contained in this 2023 Form 10-K is based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Our Company
RumbleOn, Inc. operates primarily through two operating segments: our powersports dealership group and our transportation services entity, Wholesale Express, LLC (“Express”). We were incorporated in 2013. We have grown primarily through acquisitions, the largest to date being our 2021 acquisition of the RideNow business followed by our 2022 acquisition of the Freedom Entities. These acquisitions added 54 powersports dealerships to our Company.
During 2023, we experienced significant changes to our management team and board of directors. During the year we added several qualified non-employee directors, including the two co-founders of the RideNow business. On November 1, 2023, Michael Kennedy, an accomplished powersports industry veteran with over three decades of experience in strategy, commercial operations, financial management, and manufacturing at leading powersports companies, joined the Company as chief executive officer and director. In addition, we implemented a series of plans to reduce our outstanding debt and announced several cost savings initiatives, including an organizational restructuring and reduction in headcount.
Powersports Segment
Our powersports business is the largest powersports retail group in the United States (as measured by reported revenue, major unit sales and dealership locations), offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services.
As of December 31, 2023, we operated 54 retail locations that offer a wide variety of brands. Collectively, our dealerships represent over 500 powersports franchises representing 52 different brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products. Our dealerships are located in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.

Vehicle Transportation Services Segment
Express provides asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealers. We provide services focused on pre-owned vehicles to clients in all 50 states through our established network of pre-qualified carriers.
Former Operations
Through June 2023, we participated in the wholesale automotive industry through our wholly owned distributor of pre-owned automotive inventory, Wholesale, Inc. and our exotics automotive retailer, AutoSport USA, Inc., which did business under the name Got Speed. We completed the wind down of our wholesale automotive business on June 30, 2023, and financial information attributed to it is reflected as discontinued operations.
On December 29, 2023, the Company sold its consumer loans portfolio underwritten by its subsidiaries, RumbleOn Finance, LLC and ROF SPV I, LLC.
Our Industry
We operate primarily in the powersports industry through our 54 dealership locations, offering significant scale and breadth of products and services. The powersports retail marketplace in the United States is highly fragmented with over 8,500 dealership locations--most of which are owned by a single entity. We face competition from traditional franchised dealers who sell both new and pre-owned vehicles, independent pre-owned powersports dealers, and private parties. We believe that the principal competitive factors in our industry are consumer experience (sales, delivery, service and after sales care) and quality, breadth and depth of product selection. Our Cash Offer technology is a point of differentiation that enables us to purchase pre-owned inventory online.
Express operates in the U.S. transportation services industry, which is highly fragmented. We compete against many transportation services companies, including trucking companies, freight brokers, freight forwarders, and other brokers. We believe that our dedication to quality, simple and hassle-free transportation services, and our focus on customer relationships drive our business.
Vision 2026
We expect to create long-term per-share value for our shareholders by operating the best performing, most profitable powersports retail group in the United States. In pursuit of these objectives, we have outlined our Vision 2026 plan, which includes the following goals and strategies. In addition to these activities, we continue to focus on reducing our corporate cost structure by identifying and eliminating expenses that do not further our strategic goals.
Leverage our national scale to run the best performing dealerships in America
We seek to provide customers with a seamless experience, broad selection, and access to our specialized and experienced team members, including sales staff and technicians. Our network of convenient retail locations allows us to offer services throughout the powersports vehicle life cycle. Our team members are the heart of our operation. Our incentive-based compensation encourages our dealership general managers to think and behave like owners and to focus on profitable operations and great customer experiences. We source new inventory from original equipment manufacturers (“OEMs”), and we invest our resources to align with their brand standards and performance objectives. We believe that leveraging our inventory within our large network is a competitive advantage in the highly fragmented powersports market with respect to OEMs and consumers. We have also centralized certain activities and decisions with respect to our inventory mix and supply.
Use our proprietary Cash Offer technology to accelerate growth of our pre-owned inventory
An expansive selection of pre-owned inventory enhances the customer experience by ensuring each visitor can find a powersports vehicle that matches his or her preference. Our Cash Offer technology directly connects us with consumers and allows us to acquire high-quality, pre-owned powersports vehicles at scale. This proprietary technology is a fast and efficient mechanism to offer cash for pre-owned vehicles and provides us with a unique source of market data. Our Cash Offer technology is a point of differentiation that enables us to access a nationwide market of pre-owned vehicles and introduces us to customers outside of our physical retail footprint. Following our organizational restructuring, our pre-owned inventory strategy, including our Cash Offer technology, is led by an experienced senior leader utilizing a centralized set of standards for acquisitions made online, in stores and through auctions.

Grow organically and through strategic acquisitions

Our Vision 2026 plan includes growing our powersports segment both organically by adding new customers through our online and in-store locations, by adding brands to existing locations and by acquiring new strategic retail locations. Our team has substantial experience in identifying suitable acquisition candidates, negotiating purchase terms and conditions and integrating newly acquired businesses. We identify acquisition candidates based on a variety of factors, including authorized brands, geographic location and service offerings. Acquiring additional locations also helps us further leverage our corporate cost structure. We are continually evaluating our dealer footprint and may divest locations that are no longer accretive for our business.
Organizational Structure
The following chart summarizes our organizational structure as of December 31, 2023. This chart is provided for illustrative purposes only and does not reflect all legal entities owned or controlled by us:
Technology
We protect our technology and other intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, patented technology, and contractual provisions and restrictions on access and use of our proprietary information and technology. We have a portfolio of trademark registrations in the United States, including registrations for “RideNow,” the RideNow logo, “RumbleOn,” and the RumbleOn logo. We are the registered holder of a variety of domestic and international domain names, including “Rumbleon.com.”
Seasonality
The powersports industry is a seasonal business with sales strongest in the spring and summer months. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, net income (loss), and cash flow to vary accordingly.

Government Regulation
Various aspects of our business are subject to federal and state laws and regulations, including state and local dealer licensing requirements, federal and state consumer finance laws, the United States Department of Transportation motor-carrier rules and regulations, federal, state and local environmental laws and regulations, including the U.S. Environmental Protection Act, federal, state, and local wage and hour and anti-discrimination laws, and antitrust laws. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the award of significant damages against us and our dealers in class action or other civil litigation.
In addition to these laws and regulations that apply specifically to our business, we are also subject to laws and regulations affecting public companies, including securities laws and the listing rules of The Nasdaq Stock Market (“Nasdaq”).
The violation of any of these laws or regulations could result in administrative, civil, or criminal penalties or in a cease- and-desist order against our business operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs and civil or criminal penalties.
Employees
As of December 31, 2023, we had 2,357 full time and 55 part-time employees.
Available Information
Our Internet website is located at www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are available under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Additionally, the SEC website located at www.sec.gov contains the information we file or furnish electronically with the SEC.

ITEM 1A.    RISK FACTORS.
Described below are certain risks to our business and the industry in which we operate. You should carefully consider the risks described below, together with the financial and other information contained in this 2023 Form 10-K and in our other public disclosures. If any of the following risks occurs, our business, financial condition, results of operations, cash flows, or prospects could be materially and adversely affected. As a result, our future results could differ materially from historical results and from guidance we may provide regarding our expectations for future financial performance and the trading price of our Class B common stock could decline.
Business and Operational Risks

In recent periods, we have identified a number of material weaknesses in our internal control over financial reporting. Most recently, we have identified material weaknesses in two areas, as disclosed in this 2023 Form 10-K. If we are unable to effectively remediate these material weaknesses and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
We are required to comply with Section 404 of the Sarbanes-Oxley Act (“SOX”), which requires public companies to maintain effective internal control over financial reporting (“ICOFR”). In particular, we must perform system and process evaluation and testing of our ICOFR to allow management to report on the effectiveness of our ICOFR. In addition, we are required to have our independent registered public accounting firm attest to the effectiveness of our ICOFR. The standard of effectiveness for ICOFR is that we have controls and procedures in place that provide “reasonable assurance that we can produce accurate financial statements on a timely basis.” This process of implementation, evaluation, and attestation is costly and time-consuming. We have hired and may need to continue to employ both internal and external resources with appropriate public company experience and technical accounting knowledge to maintain and evaluate our ICOFR.

A material weakness is a deficiency, or a combination of deficiencies, in our ICOFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in our ICOFR in recent periods. For example, we identified and disclosed a material weakness in our 2022 Form 10-K, which has been partially remediated. In addition, as discussed in this 2023 Form 10-K, we have identified material weaknesses in our ICOFR for the year ended December 31, 2023. These material weaknesses relate to (i) an insufficient number of accounting resources to facilitate an effective control environment following the integration of the RideNow business and incorporation of that business into the Company’s control environment and (ii) user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes. As a result of these identified material weaknesses, our disclosure controls and procedures as of December 31, 2023 and 2022, respectively, were determined not to be effective at a reasonable assurance level as of each of those dates.

Part II, Item 9A of this 2023 Form 10-K describes the remediation plan for the material weaknesses affecting our ICOFR as of December 31, 2023. We cannot assure that the measures we are taking to remediate these material weaknesses will be sufficient or that such measures will prevent future material weaknesses. If we are unable to effectively remediate these material weaknesses and maintain effective ICOFR, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.
Our success depends in part on our ability to grow our business both organically and through strategic acquisitions, and our plans and strategies may not be realized.

Our strategic plan includes leveraging our nation-wide network of dealerships, using our proprietary Cash Offer technology to grow our pre-owned inventory, reducing our cost structure, and acquiring strategic retail locations. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisition opportunities. These activities can divert management time and focus from operating our business to addressing acquisition challenges. We may encounter unforeseen expenses, difficulties, complications, and delays relating to the development and operation of our business and the execution of our business plan, including our organic and acquisition growth strategies. Achieving the anticipated benefits of acquisitions depends in significant part upon our integrating any acquired entity’s businesses, operations, processes, and systems in an efficient and effective manner. We have incurred, and expect to continue to incur, a number of non-recurring costs associated with our acquisitions. Our failure to identify, acquire or successfully integrate additional retail locations could adversely affect our business, financial condition, and results of operation.

We may not be able to acquire the number of powersports vehicles to satisfy consumer demand or our expectations for the business.

A material part of our plan is predicated on being able to have sufficient inventory of powersports vehicles, both new and pre-owned, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of powersports vehicles. Pre-owned inventory is acquired directly from consumers via our proprietary Cash Offer technology or consumer trade-in transactions or auctions. If the channels for new or pre-owned vehicle acquisition were disrupted, for example as a result of another COVID-like lockdown, technology challenges, customers holding onto their vehicles due to significant valuation decreases and negative equity positions, non-acceptance of online transactions, poor customer ratings, or other such events, the Company may not have enough inventory to meet customer demand, which may adversely affect our business, financial condition, and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success will depend on the efforts and talents of our executives and employees, including Michael Kennedy, our chief executive officer. In addition, the loss of any senior management or other key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. A limited number of our employees are subject to employment agreements that include restrictive covenants. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we fail to attract well-qualified employees or retain and motivate existing employees, our business could be materially and adversely affected.

We rely on third-party financing providers to finance a substantial portion of our customers' powersports vehicle purchases and to supply extended protection products (“EPP”) to our customers.

We rely on third-party financing providers to finance a substantial portion of our customers' powersports vehicle purchases and to supply EPP products to our customers. Accordingly, our revenue and results of operations are partially dependent on the actions of these third parties. Financing and EPP are provided to qualified customers through several third-party financing providers. If one or more of these third-party providers cease to provide financing or EPP to our customers, provide financing to fewer customers or no longer provide financing on competitive terms, make changes to their products or no longer provide their products on competitive terms, it could have a material adverse effect on our business, sales, and results of operations. Additionally, if we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, sales, and results of operations.

The success of our business relies heavily on our marketing and branding efforts and our ability to attract new customers, and these efforts may not be successful.

We operate dealership locations and our Cash Offer technology under our RideNow brand. In addition, we operate certain dealership locations under OEM brands, such as Harley-Davidson, BMW and Indian. Our growth depends on our ability to attract and retain customers to our retail and online locations. We rely heavily on marketing and advertising to increase the visibility of our operations with potential customers and to drive traffic to our retail and online locations. Some of our methods of marketing and advertising may not be profitable because they may not result in the acquisition of sufficient users such that we may recover these costs by attaining corresponding revenue growth. If we are unable to recover our marketing and advertising costs, it could have a material adverse effect on our growth, results of operations and financial condition.

Our efforts to maintain the trust of and deliver value to our users depend on our ability to develop and maintain our RideNow brand and on the reputation of brands we represent in our dealership locations. If our current and potential customers perceive that we are not focused on providing them with a better powersports experience, our reputation will be adversely affected. Consumers are increasingly shopping for new and pre-owned powersports vehicles, vehicle repair and maintenance services, and other vehicle products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers, our business could be adversely impacted.

Our sales of powersports vehicles and gross profit may be adversely impacted by declining prices for new or pre-owned vehicles and short supply of new or pre-owned vehicles.

We believe when prices for pre-owned powersports vehicles have declined, it can have the effect of reducing demand among retail purchasers for new vehicles at or near manufacturer's suggested retail prices. Further, powersports vehicle manufacturers can and do take actions that influence the markets for new and pre-owned vehicles. For example, introduction of new models with significantly different functionality, technology, or other customer satisfiers can result in increased supply of pre-owned vehicles, and a corresponding decrease in price of pre-owned vehicles. Also, while historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. In other instances, manufacturers have chosen to supply new vehicles to the market in excess of demand at reduced prices which has the effect of reducing demand for pre-owned vehicles.

During COVID-19, we experienced an imbalance in demand and supply for new and pre-owned powersports vehicles and the price for pre-owned vehicles increased. As a result, we acquired certain pre-owned inventory at elevated prices to ensure a continuous level of supply. As supply of new powersports improved and selling prices returned to more normal, pre-pandemic levels, we were impacted by a $12.6 million write-down of inventory to net realizable value in 2023. If we fail to acquire new or pre-owned inventory in sufficient amounts at competitive market pricing, our sales and gross profit could be materially and adversely affected.

Adverse conditions affecting one or more of the powersports manufacturers with which we hold franchises, or their inability to deliver a desirable mix of vehicles could have a material adverse effect on our new powersports vehicle retail business.

Historically, our retail locations have generated most of their revenue through new powersports vehicle sales and related sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, our business and results of operations depend on various aspects of vehicle manufacturers’ or OEM’s operations, which are outside of our control. Our ability to sell new powersports vehicles is dependent on our manufacturers’ ability to design and produce, and willingness to allocate and deliver to us, a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for several reasons, including the fact that manufacturers generally allocate their vehicles based on sales history. Further, if a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, our revenue could be adversely affected as consumers shift their vehicle purchases away from that brand.

Although we seek to limit dependence on any one OEM, there can be no assurance the brand mix allocated and delivered to us will be sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For the year ended December 31, 2023, OEMs representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Powersports Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	29.3%
BRP	25.6%
Harley-Davidson	11.3%

In addition, the powersports manufacturing supply chain spans the globe. As such, supply chain disruptions may affect the flow of vehicle and parts inventories to an OEM’s manufacturing partners or to us. Such continued disruptions could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are dependent on our relationships with the manufacturers of powersports vehicles we sell and are subject to restrictions imposed by these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are dependent on our relationships with the manufacturers of the vehicles we sell, which can exercise a great deal of control and influence over our day-to-day operations, as a result of the terms of our agreements with them. We may obtain new powersports vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including our acquisition strategy.
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and require us to obtain manufacturer consent before we can acquire dealerships selling a manufacturer’s vehicles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at existing stores until performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, or we may be required to dispose of certain dealerships, which could adversely affect our future growth. We cannot provide assurance that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

Manufacturers can also establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment or relocation of franchises in our current markets could have a material adverse effect on the business, financial condition, and results of operations of our retail locations in the market in which the action is taken.

We may be subject to product liability claims if people or property are harmed by the products we sell, and we may be adversely impacted by manufacturer safety recalls.

We may be subject to product liability claims if people or property are harmed by the products we sell and may be adversely impacted by manufacturer safety recalls. Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our insurance coverage will be adequate for losses actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the products sold by the Company caused property damage or personal injury could damage brand image and our reputation with existing and potential consumers and have a material adverse effect on our business, financial condition and results of operations. In the event of a manufacturer safety recall, we may be required to stop selling certain vehicles, which could impact our revenue and profitability.

Failure to adequately protect our intellectual property could harm our business and operating results.

We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property, including our proprietary Cash Offer technology. These mechanisms may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. The failure to protect our intellectual property, including from unauthorized uses, could erode consumer trust and our brand and have a material adverse effect on our business.

Financial Risks

We have incurred significant indebtedness, which could adversely affect us, including our business flexibility.

We have a substantial amount of debt, which has had and will continue to have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, and we have a substantial amount of interest expense. The level of indebtedness, including the applicable interest payments, could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to competitors with lower debt levels. If our financial performance does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. In consideration of additional covenants with requirements for the Company to monetize certain assets and raise capital through an equity offering and use part of the proceeds to pay down debt, as well as issuing warrants to the lenders, the lenders agreed to eliminate certain performance covenants and make certain financial covenants less restrictive for certain periods, all as discussed in more detail in Note 9. The elimination of the June 30, 2023 leverage ratio financial covenants was made effective as of June 30, 2023, and the lenders agreed that no event of default existed from such leverage ratio financial covenants as of such date. The Company has established internal controls in place to monitor compliance with the financial covenants. In the event that the Company is unable to comply with the current less restrictive covenants, or the original covenants in the future, there is no assurance that the Company will be able to obtain a subsequent adjustment of such financial covenants. The failure to meet financial covenants under the Oaktree Credit Agreement, or to obtain a waiver, would have a material adverse effect on our business, financial condition, and results of operation.

We may require additional financing or capital to pursue acquisitions or because of unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.

We intend to continue making investments to support the development and growth of our business and to make strategic acquisitions. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all. Although we intend to self-fund our growth initiatives, if we determine to raise additional capital through issuances of equity or debt, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, we may need to refinance all or a portion of our existing debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

We are subject to interest rate risk in connection with our floorplan payables and our other debt instruments that could have a material adverse effect on our profitability.

Our floorplan payables, revolving credit facility, and other debt instruments are subject to variable interest rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from powersports manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. A significant increase in interest rates or decrease in manufacturer floorplan assistance could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Restrictive covenants in our debt agreements could limit the implementation of our business strategy.

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our debt agreements. The restrictions contained in the covenants could: (i) limit our ability to plan for or react to market conditions, to meet capital needs, or otherwise to restrict our activities or business strategy; and (ii) adversely affect our ability to finance our operations, enter into acquisitions or divestitures or engage in other business activities that would be in our interest.

A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our debt agreements that, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. In addition, in the event of default under our credit facilities, the affected lenders could foreclose on the collateral securing such credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facilities or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.

Industry Risks

The powersports industry is sensitive to unfavorable changes in general economic conditions and various other factors that could affect demand for our products and services, which could have a material adverse effect on our business, our ability to implement our strategy and our results of operations.

Our performance is impacted by general economic conditions, such as changes in employment levels, consumer demand, preferences and confidence levels, the availability and cost of credit, fuel prices, levels of discretionary personal income, inflation, and interest rates. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of labor, fuel and other costs as well as by reducing demand for powersports vehicles. In addition, rapid changes in fuel prices can cause shifts in consumer preferences that are difficult to accommodate given the long lead-time of inventory acquisition. Inflation is also often accompanied by higher interest rates, which could reduce the fair value of our outstanding debt obligations. Changes in interest rates can also significantly impact new and pre-owned powersports vehicle sales and vehicle affordability due to the direct relationship between interest rates and monthly loan payments, a critical factor for many powersports buyers, and the impact interest rates have on customers’ borrowing capacity and disposable income. We have experienced, and continue to experience, increases in the prices of labor, fuel, and other costs of providing service. These impacts related to inflation could have a material adverse effect on our business, financial condition, and results of operation.

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

We participate in a highly competitive market for powersports products and services, and pressure from existing and new companies may adversely affect our business and operating results.

The powersports retail and service industry is highly competitive with respect to price, service, location, and selection.
Our competition includes: (i) franchised powersports dealerships in its markets that sell the same or similar new and pre-owned vehicles; (ii) privately negotiated “peer-to-peer” sales of pre-owned powersports vehicles; (iii) other pre-owned powersports vehicle retailers, including regional and national rental companies; (iv) internet-based pre-owned powersports vehicle brokers that sell pre-owned vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.

We do not have a material cost advantage over other retailers in purchasing new powersports vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding, and location to sell our products. Because our dealer agreements grant only a non-exclusive right to sell a manufacturer’s product within a specified market area, our revenue, gross profit, and overall profitability may be materially adversely affected if competing dealerships expand their market share. Further, our vehicle manufacturers may decide to award additional franchises in our markets in ways that negatively impact our sales.

We believe that our proprietary Cash Offer technology provides us with a competitive advantage in purchasing pre-owned powersports vehicles directly from customers. However, there are low barriers to enter the online marketplace for powersports and we expect that competitors, both new and existing, will continue to enter the online marketplace with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of powersports vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive overall experience.

Our current and potential competitors may have significantly greater financial, technical, marketing, and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their products and services. Additionally, they may have more extensive industry relationships, longer operating histories, and greater name recognition than we have. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our vehicles, products, and services could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business, and financial results.

There is substantial competition in the transportation services industry.

Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional companies, including transportation providers that own or operate their own equipment, third-party freight brokers, technology services companies, freight brokers, carriers offering transportation services services, and on-demand transportation service providers. In addition, customers can bring in-house some of the services we provide to them. Increased competition could reduce our market opportunity and create downward pressure on rates, which could adversely affect our revenue, gross profit and results of operation. Many of our competitors are larger than us and may devote resources to the development of services and technologies.  If we are unable to compete with these additional offerings, or the breadth of services offered by some of our competitors, we may be unable to retain, or attract, customers, which would adversely affect our business.

If powersports vehicle manufacturers reduce or discontinue sales incentive, warranty, or other promotional programs, our financial condition, results of operations, and cash flows may be materially adversely affected.

We benefit from sales incentive, warranty, and other promotional programs of powersports vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include: (i) customer rebates on new vehicles; (ii) dealer incentives on new vehicles; (iii) special financing or leasing terms; (iv) warranties on new and pre-owned vehicles; and (v) sponsorship of pre-owned vehicle sales by authorized new vehicle dealers. Vehicle manufacturers often make changes to their incentive programs. Any reduction or discontinuation of manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our results of operations, cash flows, and financial condition.

Seasonality or weather trends may cause fluctuations in our revenue and operating results.

Our revenue trends are likely to be a reflection of consumers' powersports vehicle buying patterns. Because different types of vehicles are designed for different seasons, our revenue may be cyclical. Historically, the powersports industry has been seasonal, with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter but increase in spring and summer, coinciding with tax refund season and the coming warmer months. Our business is also impacted by cyclical trends affecting the overall economy, as well as by actual or threatened severe weather events.

We provide transportation services through external carriers to transport vehicles, including transportation providers that own or operate their own equipment, and we are subject to business risks and costs associated with the transportation industry.

We provide transportation services through external carriers to transport vehicles between and among customers or distribution network providers, and auction partners. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our service providers, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Our failure to successfully manage our transportation services and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

Technology Risks

We rely on Internet search engines to drive traffic to our website, and if we fail to appear prominently in the search results, our traffic would decline, and our business would be adversely affected.

We depend in part on Internet search engines and social media to drive traffic to our corporate website and to the websites of our dealer network. For example, when a user searches the internet for a particular type of powersports vehicle, we rely on a high organic search ranking of our webpages in these search results to refer the user to our websites. However, our ability to obtain such high, non-paid search result rankings is not within our control. Our competitors' Internet search engine and social media efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines or social media companies modify their search algorithms or display technologies in ways that are detrimental to us, or if our competitors' efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide powersports vehicle dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our websites through Internet search engines could harm our business and operating results.

A significant disruption in service on our websites could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results, and financial condition.

Our brand, reputation, and ability to attract consumers, depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our websites, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers and dealers, and result in additional costs.

We locate our communications, network, and computer hardware used to operate our website and mobile applications at facilities in various parts of the country to minimize the risk and create an environment where we can remain online if one of the facilities in which our equipment is housed goes offline. Nevertheless, we do not own or control the operation of these facilities, and our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

There are numerous federal, state, and local laws around the world regarding privacy and the collection, processing, storing, sharing, disclosing, using, and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices or that new regulations could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and our OEM partners to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers, or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business, and operating results.

Regulatory and Government Risks

If state laws that protect powersports retailers are repealed, or weakened, our retail locations may be more susceptible to termination, non-renewal, or renegotiation of their dealer agreements, which could have a material adverse effect on our business, results of operations, and financial condition.

Applicable state laws generally provide that a vehicle manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth “good cause” and stating the grounds for termination or non-renewal. Some state laws allow dealers to file protests or petitions or allow them to attempt to comply with the manufacturer’s criteria within a notice period to avoid termination or non-renewal. Our agreements with certain manufacturers contain provisions that, among other things, attempt to limit the protections available to dealers under these laws, and, though unsuccessful to date, manufacturers’ ongoing lobbying efforts may lead to the repeal or revision of these laws. If these laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of these state laws, it may also be more difficult for us to renew dealer agreements upon expiration. Changes in laws that provide manufacturers the ability to terminate our dealer agreements could materially adversely affect our business, financial condition, and results of operations.

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

Vehicle Sales. Our sale and purchase of powersports vehicles, both new and pre-owned, related products and services and third-party finance products, are subject to the state and local dealer licensing requirements in the jurisdictions in which we have retail locations. Regulators of jurisdictions where our customers reside, but in which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Despite our belief that we are not subject to the licensing requirements of those jurisdictions in which we do not have a physical presence, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

Consumer Finance. The financing we offer customers is subject to federal and state laws regulating the advertising and provision of consumer finance options, the collection of consumer credit and financial information, along with requirements related to online payments and electronic funds transfers. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. In addition, certain states require that finance companies file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state.

Logistics and Transportation. Our Express transportation services operation, which brokers and facilitates the transportation of vehicles primarily between and among dealers, is subject to motor-carrier rules and regulations promulgated by the DOT and the states through which their customers’ vehicles are transported. Additionally, the vendors whom Express relies upon are subject to federal and state regulation concerning transport vehicle dimensions, transport vehicle conditions, driver motor vehicle record history, driver alcohol and drug testing, and driver hours of service. More restrictive limitations on vehicle weight and size, condition, trailer length and configuration, methods of measurement, driver qualifications, or driver hours of service may increase the costs charged to Express by its vendors, which may adversely affect our financial condition, operating results, and cash flows. If we fail to comply with the DOT regulations or if those regulations become more stringent, we could be subject to increased inspections, audits, or compliance burdens. Regulatory authorities could take remedial action including imposing fines, suspending, or shutting down our Express operations.

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

We are subject to various legal proceedings. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various legal proceedings. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition. We are subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.

Risks Related to Ownership of our Class B Common Stock

Our largest stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

At March 18, 2024, three of our stockholders beneficially owned approximately 54.3% of the Company’s voting power and are members of our Board of Directors. As a result, these individuals may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay, defer, or prevent a change in control or delay or prevent a merger, consolidation, takeover, or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class B common stock. Also, in the future, these stockholders may acquire or dispose of shares of our Class B common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our Class B common stock.

The market price of our Class B common stock has been, and may continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control.

Our Class B common stock has experienced extreme volatility in recent periods. The fluctuations in the market price of our Class B common stock are in response to numerous factors, including factors that have little or nothing to do with us or our performance, and these fluctuations could materially reduce the price of our Class B common stock. These factors include, among other things, business conditions in our markets and the general state of the securities markets, changes in capital markets that affect the perceived availability of capital to companies in our industry, governmental legislation or regulation, and general economic and market conditions, such as recessions and downturns in the United States or global economy. In addition, the stock market historically has experienced significant price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may cause declines in the market price of our Class B common stock, which may make it difficult for you to resell shares of our Class B common stock owned by you at times or at prices that you find attractive.

If securities analysts issue adverse or misleading opinions regarding our stock or cease to publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our Class B common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property, or our stock performance, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not currently or for the foreseeable future intend to pay dividends on our common stock.

We have never declared or paid any cash dividends on our common stock. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. As a result, any return on your investment in our common stock will be limited to the appreciation in the price of our common stock, if any.

We are currently subject to reduced reporting requirements so long as we are considered a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently subject to reduced reporting requirements so long as we are considered a “smaller reporting company.” We cannot predict if investors will find our common stock less attractive because we currently rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.

We believe cybersecurity is a critical part of our overall risk management and key to enabling our digital operations. As a company that heavily relies on our website to buy and market powersports, we face a multitude of cybersecurity threats common to most industries, such as phishing/malware, ransomware and denial-of-service, as well as threats common to retailers, such as theft of customer and employee data. Our customers, suppliers, and subcontractors face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats necessitate an appropriate focus on cybersecurity.

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Senior Director of Information Security, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance to RumbleOn. We are finalizing our IT Risk Management Program that will outline the steps to be followed in the event of an incident, from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate.

Our corporate information security team is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The current Senior Director of Information Security has extensive information technology and program management experience. The corporate information security organization manages an enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this effort will be our technical solution that we are implementing that will provide near real time monitoring of our data and enterprise computing networks. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture supportive of security, which we believe improves our cybersecurity.

Assessing, identifying, monitoring, and managing cybersecurity-related risks are being included in our overall risk management processes. Cybersecurity-related risks are included in the population of risks that are evaluated to assess top risks to the Company on an annual basis. To the extent a heightened cybersecurity related risk is identified, risk owners will be assigned to develop risk mitigation plans, which are then tracked to completion. The annual risk assessment will be presented to the Board of Directors.

We rely heavily on third parties to deliver our products and services to our customers, and a cybersecurity incident at a key supplier or subcontractor could materially adversely impact us. We include security and privacy addenda to our contracts where applicable. In addition, any subcontractors connecting to our network are instructed to report cybersecurity incidents to us so that we can assess the impact of the incident on us.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While RumbleOn maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition. No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES.

At December 31, 2023, we operated 54 powersports retail locations. The following were our key facilities, including retail locations and fulfillment centers:

Powersports Retail Locations and Fulfillment Centers
BMW Motorcycles of Huntsville+1	AL	Indian Motorcycle Kansas City+4	KS
RideNow Powersports Huntsville+1	AL	RideNow Powersports Kansas City+4	KS
Harley-Davidson Saquaro (Tucson)	AZ	Indian Motorcycle Concord+5	NC
Old Pueblo Harley-Davidson	AZ	RumbleOn Fulfillment Concord+5	NC
RideNow Powersports Apache Junction	AZ	Ducati Las Vegas+6	NV
RideNow Powersports Goodyear	AZ	Indian Las Vegas+6	NV
RideNow Powersports on Ina	AZ	RideNow Powersports on Boulder	NV
RideNow Powersports Surprise	AZ	RideNow Powersports on Rancho	NV
RideNow Powersports Tucson	AZ	RumbleOn Fulfillment - Las Vegas	NV
Tucson Indian	AZ	Powder Keg Harley-Davidson	OH
Arrowhead Harley-Davidson	AZ	Fort Thunder Harley-Davidson	OK
Harley-Davidson Scorpion (Chandler)	AZ	RideNow Powersports Sturgis	SD
Indian Motorcycle Chandler+2	AZ	Black Gold Harley-Davidson	TX
RideNow Powersports Chandler+2	AZ	RideNow Powersports Burleson*	TX
BMW Chandler+2	AZ	RideNow Powersports Decatur	TX
Indian Motorcycle Peoria+3	AZ	RideNow Powersports Fort Worth*	TX
RideNow Powersports Peoria+3	AZ	RideNow Powersports Hurst*+7	TX
RideNow Fulfillment 3333 Phoenix	AZ	BMW Motorcycles of Hurst*+7	TX
RideNow Powersports Phoenix	AZ	RumbleOn Fulfillment - Fort Worth	TX
Roadrunner Harley-Davidson	AZ	Central Texas Harley-Davidson	TX
Harley-Davidson El Patron (El Cajon)	CA	Dallas Harley-Davidson	TX
RideNow SoCal	CA	RideNow Powersports Dallas*	TX
RideNow Gainesville	FL	RideNow Powersports Denton	TX
RideNow Powersports Beach Blvd	FL	RideNow Powersports Farmers Branch	TX
RumbleOn Fulfillment - Ocala	FL	RideNow Powersports Lewisville*	TX
Indian Motorcycle Daytona Beach#	FL	RideNow Powersports Weatherford*	TX
RideNow Powersports Ocala	FL	RideNow Powersports McKinney*	TX
RideNow Powersports Daytona Beach	FL	RideNow Powersports Austin+8	TX
RideNow Powersports Jacksonville	FL	BMW Austin+8	TX
RideNow Powersports Tallahassee	FL	RideNow Powersports Forney	TX
Warhorse Harley-Davidson	FL	RideNow Powersports Georgetown	TX
RideNow Powersports Canton	GA	Rattlesnake Mountain Harley-Davidson	WA
RideNow Powersports McDonough*	GA	RideNow Powersports Tri-Cities	WA

(*) Location included in the 2023 failed sale-leaseback transaction and is being accounted for as a finance lease.
(+) These locations share the same building with one of our other dealerships.
(#) Owned property, subject to lien. All other properties are leased.

ITEM 3.    LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business.
As previously disclosed, the Company is conducting an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources. The investigation remains ongoing and as of the date of this filing, the Company has made no final determination as to what action to take. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letter. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50 million, punitive damages, attorney's fees and litigation costs. We intend to defend these claims vigorously; however, we can provide no assurance regarding the outcome of this matter.

ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
Our Class B Common Stock is listed on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “RMBL.”
Holders of Common Stock
As of March 18, 2024, we had approximately 50 stockholders of record of 35,153,241 outstanding shares of Class B Common Stock and two holders of record of 50,000 outstanding shares of Class A Common Stock.
Dividends
We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our board of directors, based upon the Board's assessment. Therefore, there can be no assurance that any dividends on the common stock will ever be paid.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
\This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited Consolidated Financial Statements and the accompanying notes included in this 2023 Form 10-K. Unless differences among reportable segments are material to an understanding of our business taken as a whole, we present the discussion in this MD&A on a consolidated basis. Terms not defined in this MD&A have the meanings ascribed to them in the Consolidated Financial Statements. Unless otherwise noted, comparisons are of results for the year ended December 31, 2023 (2023 or “this year”) to those for the year ended December 31, 2022 (2022 or “last year”).
Overview
RumbleOn, Inc. operates primarily through two operating segments: our powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions, the largest to date being our 2021 acquisition of the RideNow business followed by our 2022 acquisition of the Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (together with Freedom Powersports, the “Freedom Entities”). These acquisitions added 54 powersports dealerships to our Company.
Powersports Segment
Our powersports segment is the largest powersports retail group in the United States (as measured by reported revenue, major unit sales and dealership locations), offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2023, we operated 54 retail locations consisting of over 500 powersports franchises (representing 52 different brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Our powersports retail distribution locations represent all major manufacturers, or OEMs, and their representative brands, including those listed below.

Powersports’ Representative Brands
Alumacraft	Hurricane Boats	Ski-Doo
Argo	Husqvarna	Soul E Bikes
Benelli	Indian Motorcycles	Specialized (bicycles)
Blazer Boats	Karavan Trailers	Speed/UTV
BMW	Kawasaki	SSR
Can-Am	Kayo	STACYC (electric)
CF Moto	KTM	Suzuki
Club Car	Lynx (Snowmobiles)	Tidewater Boats
Continental Trailers	MAGICTILT Trailers	Timbersled (snow bikes)
Crevalle Boats	Manitou	Triton Trailers
Cub Cadet	Manitou (pontoon boats)	Triumph
Ducati	Mercury (boat engines)	Wellcraft (boats)
Gas-Gas	Polaris	Yamaha
Godfrey Pontoon Boats	Royal Enfield	Yamaha Marine
Harley-Davidson	Scarab	Zero Motorcycles
Hisun	Sea-Doo	Zieman Trailers
Honda	Segway Powersports

Vehicle Transportation Services Segment
Express provides asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealers.

Discontinued Operations
Through June 30, 2023, we participated in the automotive industry through our wholly owned wholesale distributor of pre-owned automotive inventory, Wholesale, Inc., and our exotics retailer AutoSport USA, Inc., which operated under the name Got Speed. We began winding this business down in the third quarter of 2022. The results of this automotive segment are reported as discontinued operations. See Note 19-Discontinued Operations for more information.
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
Powersports Segment
Revenue
Revenue is comprised of powersports vehicle sales, finance and insurance products bundled with retail vehicle sales (“F&I”), and parts, service and accessories/merchandise (“PSA”). We sell both new and pre-owned powersports vehicles through retail and wholesale channels. F&I and PSA revenue is earned through retail channels. Retail channels provide the opportunity to maximize profitability by increased sales volume and lower average days to sale and are impacted by customer demand, market conditions and inventory availability. The wholesale channel provides the opportunity to move excess inventory or inventory that does not meet our needs for retail. The number of vehicles sold varies from period to period due to these factors. Factors primarily affecting pre-owned vehicle sales include inventory levels and the availability of inventory, as well as the number of retail pre-owned vehicles sold and the average selling price of these vehicles.
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs. The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including our dealer-to-dealer auction market, generally have lower margins and do not enable any other ancillary gross profit attributable to financing and accessories. Factors affecting gross profit from period to period include the mix of new versus pre-owned vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of demand/supply imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
Vehicles Sold
We define vehicles sold as the number of vehicles sold through retail and wholesale channels in each period. Vehicles sold is the primary driver of our revenue and gross profit. Vehicles sold also impacts complementary revenue streams, such as financing and accessories. Vehicles sold increases our base of customers and improves brand awareness and repeat sales.
Total Gross Profit per Unit
Total gross profit per unit is the aggregate gross profit of the powersports segment in a given period, divided by retail powersports units sold in that period. The aggregate gross profit of the powersports segment includes gross profit generated from the sale of new and pre-owned vehicles, any income related to loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from wholesale sales of vehicles.

Vehicle Transportation Services Segment
Revenue
Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The freight brokerage agreements are fulfilled by independent third-party transporters who must meet our performance obligations and standards. Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. Express provided transportation services to Wholesale, Inc. prior to the wind down of Wholesale, Inc. Express provided an immaterial amount of transportation services to our powersports segment.
Vehicles Delivered
We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or private parties. Vehicles delivered are the primary driver of revenue and, in turn, profitability in the vehicle transportation services segment.
Total Gross Profit Per Unit
Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third-party vehicles transported.
Results of Operations

($ in millions)	2023	2022	$ Change	% Change
Revenue
Powersports vehicles	$951.4	$1,033.9	$(82.5)	(8.0)%
Parts, service, accessories	241.8	247.6	(5.8)	(2.3)%
Finance and insurance, net	117.0	123.4	(6.4)	(5.2)%
Vehicle transportation services	56.2	54.0	2.2	4.1%
Total revenue	1,366.4	1,458.9	(92.5)	(6.3)%
Gross Profit
Powersports vehicles	118.9	194.2	(75.3)	(38.8)%
Parts, service, accessories	110.3	112.2	(1.9)	(1.7)%
Finance and insurance	117.0	123.4	(6.4)	(5.2)%
Vehicle transportation services	13.7	11.9	1.8	15.1%
Total Gross Profit	359.9	441.7	(81.8)	(18.5)%
SG&A expenses	347.3	354.5	(7.2)	(2.0)%
Impairment of goodwill and franchise rights	60.1	324.3	(264.2)	(81.5)%
Depreciation and amortization	22.0	23.0	(1.0)	(4.3)%
Operating Loss	(69.5)	(260.1)	190.6	(73.3)%
Non-operating income (expense):
Interest expense	(77.2)	(52.1)	(25.1)	48.2%
Other income (expense)	(8.4)	4.2	(12.6)	NM
Forgiveness of PPP loan	—	2.5	(2.5)	(100.0)%
Loss from continuing operations before income taxes	(155.1)	(305.5)	150.4	(49.2)%
Income tax provision (benefit) - continuing operations	59.3	(72.0)	131.3	NM
Loss from continuing operations	$(214.4)	$(233.5)	$19.1	(8.2)%
NM = not meaningful.

Revenue
Total revenue for 2023 was $92.5 million lower than in 2022, primarily due to the decline in revenue from powersports vehicles sold, partially offset by higher revenue from vehicle transportation services. Sales prices and the quantity of vehicles sold were more consistent with pre-pandemic levels as compared to last year’s pandemic-driven sales levels.
Gross Profit

Gross profit decreased in total by $81.8 million in 2023 compared to the prior year, driven by the lower level of revenue from powersports vehicles, partially offset by higher gross profit from vehicle transportation services. Gross profit was also impacted by a $12.6 million write-down of certain pre-owned powersports vehicles to their net realizable value, as selling prices generally came down from their inflated values driven by the pandemic-related shortage of supply.

Segment Operating Performance

Powersports

($ in millions except per vehicle)	2023	2022	Change	% Change
Revenue
New retail vehicles	$658.5	$641.0	$17.5	2.7%
Pre-owned vehicles
Retail	260.9	371.7	(110.8)	(29.8)%
Wholesale	32.0	21.2	10.8	50.9%
Total pre-owned vehicles	292.9	392.9	(100.0)	(25.5)%
Finance and insurance, net	117.0	123.4	(6.4)	(5.2)%
Parts, service and accessories	241.8	247.6	(5.8)	(2.3)%
Total revenue	$1,310.2	$1,404.9	$(94.7)	(6.7)%

Gross Profit
New retail vehicles	$95.0	$125.8	$(30.8)	(24.5)%
Pre-owned vehicles
Retail	27.1	67.4	(40.3)	(59.8)%
Wholesale	(3.3)	0.9	(4.2)	(466.7)%
Total pre-owned vehicles	23.8	68.3	(44.5)	(65.2)%
Finance and insurance, net	117.0	123.4	(6.4)	(5.2)%
Parts, service and accessories	110.3	112.2	(1.9)	(1.7)%
Total gross profit	$346.2	$429.8	$(83.6)	(19.5)%

Vehicle Units Sold
New retail vehicles	45,706	41,649	4,057	9.7%
Pre-owned vehicles
Retail	21,840	28,151	(6,311)	(22.4)%
Wholesale	5,116	3,613	1,503	41.6%
Total pre-owned vehicles	26,956	31,764	(4,808)	(15.1)%
Total vehicles sold	72,662	73,413	(751)	(1.0)%

Revenue per vehicle
New retail vehicles	$14,407	$15,390	$(983)	(6.4)%
Pre-owned vehicles
Retail	11,945	13,204	(1,259)	(9.5)%
Wholesale	6,263	5,882	381	6.5%
Total pre-owned vehicles	10,866	12,371	(1,505)	(12.2)%
Finance and insurance, net	1,733	1,768	(35)	(2.0)%
Parts, service and accessories	3,580	3,547	33	0.9%
Total revenue per retail vehicle	$18,923	$19,823	$(900)	(4.5)%

Gross Profit per vehicle
New vehicles	$2,080	$3,021	$(941)	(31.1)%
Pre-owned vehicles	883	2,151	(1,268)	(58.9)%
Finance and insurance, net	1,733	1,768	(35)	(2.0)%
Parts, service and accessories	1,633	1,608	25	1.6%
Total gross profit per vehicle(1)	5,125	6,157	(1,032)	(16.8)%
____________________
(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Total powersports vehicle revenue in 2023 for decreased by $94.7 million compared to 2022, with 751 fewer vehicles sold. During 2023, the Company earned, on average, $12,660 more in total revenue per vehicle from retail customers than wholesale customers. Overall, the average revenue per vehicle decreased by $900, much of which is attributable to price levels continuing to normalize to pre-pandemic levels as demand/supply imbalances softened in the overall market. The record levels of revenue in 2022 benefited from high demand and limited supply, which led to premium retail pricing, as was seen generally throughout the industry.
As disclosed last year, average revenue per vehicle was a relatively high number in 2022 given historical trends for the business, which we attributed to a combination of product mix and elevated pricing of both new and pre-owned vehicles given the demand/supply imbalance.
Powersports vehicle gross profit decreased by $83.6 million in 2023 compared to 2022, and was impacted by a $12.6 million write-down of inventory to net realizable value in the fourth quarter of 2023, as certain pre-owned inventory that was acquired at elevated prices and selling prices had returned to more normal, pre-pandemic levels. Macroeconomic conditions were the primary driver of the decrease in gross profit per unit, as the demand/supply imbalance and impacts of the COVID-19 pandemic continued to soften throughout 2023, resulting in more competitive market pricing.
Vehicle Transportation Services

	2023	2022	Change	% Change
Revenue ($ in millions)	$56.2	$54.0	$2.2	4.1%
Gross Profit ($ in millions)	13.7	11.9	1.8	15.1%
Vehicles transported	91,774	84,187	7,587	9.0%
Revenue per vehicle transported	$612	$642	$(30)	(4.7)%
Gross Profit per vehicle transported	149	141	8	5.7%
Total revenue for vehicle transportation services increased $2.2 million for 2023 compared to 2022 due to growth in number of vehicles transported. Gross profit for this segment in 2023 increased 15.1%, as compared to the prior year amounts, driven by the increase in vehicles transported and an increase in gross profit per vehicle.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses include costs and expenses for compensation and benefits, advertising and marketing, developing and operating our product procurement and distribution system, leasing and operating our facilities, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development.

($ in millions)	2023	2022	$ Change	% Change
Compensation and related costs	$199.5	$209.1	$(9.6)	(4.6)%
Facilities	44.5	42.1	2.4	5.7%
General and administrative	43.5	35.8	7.7	21.5%
Advertising and marketing	29.4	30.8	(1.4)	(4.5)%
Professional fees	13.2	24.0	(10.8)	(45.0)%
Stock based compensation	12.0	9.4	2.6	27.7%
Technology development and software	5.2	3.3	1.9	57.6%
Total SG&A Expenses	$347.3	$354.5	$(7.2)	(2.0)%
During 2023, the Company identified a total of $60 million annualized SG&A expense reductions that were partially implemented throughout 2023. We expect to see the full effects of the SG&A expense reductions in 2024, driven by headcount reductions that occurred in 2023, subleases of unused facilities, and cost restructuring at our dealerships.
We realized some of the expense reductions in 2023 that were partially offset by costs for other activities, resulting in SG&A expenses being lower overall by $7.2 million in 2023. Compensation and related costs in 2023 includes some of the benefits from our identified cost savings initiatives that were offset partially by $5.3 million of personnel restructuring costs and $5.1 million of costs related to a proxy contest and reorganization of our board of directors. Included in 2022 SG&A expenses were professional fees and other costs incurred to close our acquisition of the Freedom Entities and integrate this business as well as the RideNow business, which was acquired in 2021. SG&A expenses in 2022 included $8.4 million related to the settlement of disputes and claims with former minority shareholders of RideNow.

Impairment of Goodwill and Intangible Assets
The noncash impairment charge resulting from our annual impairment testing was $60.1 million in 2023 compared to $324.3 million in 2022. These charges and the estimates involved are discussed further in Critical Accounting Policies and Note 7-Goodwill and Intangible Assets.
Depreciation and Amortization

($ in millions)	2023	2022	Change	% Change
Depreciation and amortization	$22.0	$23.0	$(1.0)	(4.3)%
Depreciation and amortization was $1.0 million lower in 2023. The amount for 2023 included the write off of certain software, totaling $4.0 million, due to changes in strategy and cost savings measures. Partially offsetting the write off was $2.7 million lower amortization of non-compete agreements, as some of the agreements from prior year acquisitions became fully amortized.

Interest Expense

($ in millions)	2023	2022	Change	% Change
Interest expense, net	$77.2	$52.1	$25.1	48.2%
The increase in interest expense for 2023, as compared to 2022, is primarily attributable to higher interest on our term loan credit agreement, including the impact of prepayment fees, and floorplan notes. In addition, the volume of borrowings was higher on the floorplan notes. See Note 9-Debt for additional information about our debt.
Other Income (Expense)

($ in millions)	2023	2022	Change
Loss on sale of ROF loan portfolio	$(7.9)	$—	$(7.9)
Gain on sale of dealership	—	3.9	(3.9)
Other	(0.5)	(0.5)	—
Other income (expense)	$(8.4)	$4.2	$(12.6)
In 2023 we sold the RumbleOn Finance (“ROF”) loan portfolio at a loss, and in 2022 we sold a dealership in Louisiana for a gain.
Forgiveness of Paycheck Protection Program (“PPP”) Loans
In 2020, the Company and certain of its wholly owned subsidiaries entered into loan agreements and related promissory notes to receive U.S. Small Business Administration (“SBA”) loans pursuant to the PPP established under the Coronavirus Aid, Relief and Economic Security Act. The remaining balance of PPP loans attributable to continuing operations of $2.5 million was forgiven by the SBA during 2022 and is reflected as “Forgiveness of PPP loan” on the Consolidated Statement of Operations.
Income Tax Provision (Benefit) from Continuing Operations

($ in millions)	2023	2022	Change	% Change
Income tax provision (benefit)	$59.3	$(72.0)	$131.3	(182.4)%
Effective tax rate	(38.3)%	23.6%

Income tax expense increased in 2023 primarily due to a $92.9 million increase in the valuation allowance and the improvement in the pre-tax loss from continuing operations, which resulted in a negative effective tax rate, as we recorded income tax expense on a loss from continuing operations before income taxes. For further discussion, see Note 13-Income Taxes.

Seasonality
Historically, the powersports industry has been seasonal with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter quarter but increase in the spring season, coinciding with tax refunds and improved weather conditions. Given this seasonality, we expect our quarterly results of operations, including our revenue, gross profit, profit/loss, and cash flow, to vary accordingly.
Liquidity and Capital Resources
Our primary sources of liquidity are available cash and amounts available under our floor plan lines of credit. We had the following liquidity resources available at the end of 2023 and 2022:

($ in millions)	December 31,
	2023	2022
Cash	$58.9	$46.8
Restricted cash(1)	18.1	10.0
Total cash and restricted cash	77.0	56.8
Availability under powersports inventory financing credit facilities	165.0	137.5
Total available liquidity	$242.0	$194.3

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
The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement date. The Company may need to obtain additional financing to support its long range plans.
As of December 31, 2023 and 2022, excluding operating lease liabilities, which are discussed in Note 10-Leases, the outstanding principal amount of indebtedness is summarized in the table below. See Note 9-Debt to our consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data of this 2023 Form 10-K for further information on our debt.

	December 31,
($ in millions)	2023	2022
Asset-based financing:
Floor lines for inventory(1)	$291.3	$225.4
Total asset-based financing	291.3	225.4
Term loan facility	248.7	346.1
Unsecured senior convertible notes	38.8	38.8
Finance lease obligation	49.8	—
Notes payable	2.1	—
RumbleOn Finance secured loan facility(2)	12.2	25.0
Total debt	642.9	635.3
Less: unamortized debt discount and issuance costs	(29.3)	(31.8)
Total debt, net	$613.6	$603.5

(1) The 2022 amount shown includes $5.3 million of floor line debt for the discontinued automotive segment that was repaid during 2023. This amount was reported in current liabilities of discontinued operations on the Consolidated Balance Sheet as of December 31, 2022.
(2) Amount was fully repaid on January 2, 2024.

The following table sets forth a summary of our cash flows:

($ in millions)	2023	2022	Change
Net cash used in operating activities of continuing operations	$(38.9)	$(46.7)	$7.8
Net cash used in investing activities of continuing operations	(19.1)	(82.2)	63.1
Net cash provided by financing activities of continuing operations	78.2	136.2	(58.0)
Net cash used in discontinued operations	(1.8)	(0.7)	(1.1)
Net increase in cash and restricted cash	$18.4	$6.6	$11.8
Operating Activities
Our primary sources of operating cash flows from continuing operations result from the sales of new and pre-owned powersports vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, parts and merchandise, cash used to acquire customers, interest payments on long-term debt and trade floor plans, rental costs for facilities, and personnel-related expenses. For 2023, net cash used in operating activities of $38.9 million decreased by $7.8 million compared to net cash used in operating activities of $46.7 million in 2022. Operating cash flows in 2023 benefited from our receipt of principal payments of ROF loans being higher than our originations of loans receivables but was negatively impacted by lower revenue and higher interest payments.
Investing Activities
Our primary use of cash for investing activities is for acquisitions and investments to support our operations. Cash used in investing activities for 2023 was $19.1 million, a decrease of $63.1 million compared to 2022, primarily due to the acquisition of Freedom Powersports in 2022.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances, which have been used to provide working capital and for general corporate purposes, including paying down our debt.
Key financing activities in 2023 included raising net proceeds of $98.4 million from our rights offering, generating $50.0 million from the sale-leaseback transaction of eight properties acquired in the Freedom Powersports transaction, and a $42.5 million increase in borrowings from non-trade floor plans. In addition, we used $111.7 million of our cash to repay debt, including finance lease payments.

Key financing activities in 2022 included debt issuances of $109.5 million, an increase in non-trade floor plan borrowings totaling $77.9 million, and the repayment of $51.2 million of debt.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of assets and liabilities and the recognition of income and expenses. Management considers these accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. The significant accounting policies and estimates that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies of the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this 2023 Form 10-K, for more detailed information regarding our critical accounting policies.
Revenue Recognition
We recognize revenue using a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.
For powersports vehicles sold at wholesale to dealers, we satisfy our performance obligation for vehicles sales when the wholesale purchaser obtains control of the underlying vehicle, which is upon delivery when the transfer of title, risks and rewards of ownership and control pass to the dealer. We recognize revenue at the amount we expect to receive for the pre-owned vehicle, which is the fixed price determined at the auction. The purchase price of the wholesale vehicle is typically due and collected within 30 days of delivery of the wholesale vehicle.
For powersports vehicles sold to consumers, the purchase price is set forth in the customer contracts at a stand-alone selling price which is agreed upon prior to delivery. We satisfy our performance obligation for pre-owned vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed upon purchase price stated in the contract, including any delivery charges. The amount of consideration received for pre-owned vehicle sales to consumers includes noncash consideration representing the value of trade-in vehicles, if applicable, as stated in the contract. Prior to the delivery of the vehicle, the payment is received, or financing has been arranged. Payments from customers who finance their purchases with third parties are typically due and collected within 30 days of delivery of the pre-owned vehicle. In future periods additional provisions may be necessary due to a variety of factors, including changing customer return patterns due to the maturation of the online vehicle buying market, macro- and micro-economic factors that could influence customer return behavior, and future pricing environments. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.
Vehicle transportation services revenue is generated primarily by entering into freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The transaction price is based on the consideration as agreed upon with the customer. A performance obligation is created when the customer under a transportation contract submits a bill of lading for the transport of goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The freight brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our fulfillment obligations and standards. Fulfillment obligations are short-term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized when vehicle is delivered to the owner. Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded gross.

Inventory
Inventory is stated at the lower of cost or net realizable value. The cost of new and pre-owned powersports vehicles is determined using the specific identification method. Inventory of a pre-owned vehicle includes the cost to acquire and recondition the vehicle. Reconditioning is generally performed by the service departments in our dealerships and includes parts, labor, and other repair expenses directly attributable to a specific vehicle. Intercompany mark-up is eliminated in consolidation. Transportation costs are expensed as incurred. Net realizable value is based on the estimated selling price less costs to complete, dispose and transport the vehicles. Selling prices are derived from historical data and trends, such as sales price and inventory turn data of similar vehicles, as well as independent market resources. Each reporting period, the Company recognizes any necessary adjustments to reflect pre-owned vehicle inventory at the lower of cost or net realizable value. Such adjustments are recognized in cost of revenue on our consolidated statement of operations.
During the periods following the COVID-19 pandemic, the Company proactively secured pre-owned vehicles to meet accelerated demand during a challenging supply chain environment experienced by the industry. The imbalances in supply and demand caused increases in the cost to acquire pre-owned vehicles. As the availability of new powersports vehicles returned to pre-COVID levels, certain of the Company’s pre-owned vehicles were valued higher than net realizable value. We determined that a $12.6 million write down was required to adjust vehicles to net realizable value during the fourth quarter of 2023, as pricing of powersports units had stabilized compared to the volatility experienced in past periods.
Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and other fair value adjustments with respect to certain assets acquired and liabilities assumed. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded with an offset to our consolidated statements of operations.

We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, etc. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights and non-compete intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.
Refer to Note 2-Acquisitions for further discussion of the Company’s business combinations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist.
We have two reportable segments, operating segments, and reporting units, as defined in GAAP for segment reporting and goodwill testing: (1) powersports and (2) vehicle transportation services, each of which is separately evaluated for purposes of goodwill testing. We first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount; if we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.

Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future revenue growth rates, corresponding gross margins, the discount rate, income tax rates, implied control premium and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.
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

As disclosed in Note 7, the Company performed its annual impairment test as of October 1, 2023 and recognized a $23.1 million noncash goodwill impairment charge to its powersports reporting unit in the fourth quarter of 2023. The Company also recognized a $37.0 million franchise rights impairment charge to the powersports reporting unit that resulted from the test as of October 1, 2023. The Company determined that the fair value of the vehicle transportation services reporting unit exceeded its carrying value and no impairment was required.

In connection with our goodwill impairment tests performed in the fourth quarter of 2022, we recognized noncash goodwill impairment losses of $26.0 million in the Company’s automotive reporting unit, which is reported in discontinued operations, and $218.6 million to our powersports reporting unit. The estimated fair value of the vehicle transportation services reporting unit exceeded its carrying value, and no impairment was indicated. The Company also recognized noncash franchise rights impairment losses of $105.6 million to its powersports reporting unit resulting from its impairment tests in 2022.
Newly Issued Accounting Pronouncements
See Note 1 -Description of Business and Significant Accounting Policies.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this 2023 Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting as described below.
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

A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our CEO and CFO, as of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined the prior year material weakness has only been partially remediated, and that the Company’s internal control over financial reporting was not effective as of December 31, 2023 because of identified material weaknesses in our internal control over financial reporting described below.

Material Weaknesses Identified by Management

Management determined the following material weaknesses in internal control over financial reporting as of December 31, 2023.
•As previously disclosed, there was an insufficient number of accounting resources to facilitate an effective control environment following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. Consequently, the Company did not effectively operate process-level control activities related to elimination of intercompany transactions; review and approval of account reconciliations, payroll, and journal entries; review and approval of accounting estimates; and execution and documentation of management review controls, including but not limited to evaluating debt covenants, and assumptions included in the Company’s annual indefinite-lived impairment assessment.
•In the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes, resulting in ineffective journal entry and other manual controls.

As set forth below, management has taken and will continue to take steps to remediate the material weaknesses identified as of December 31, 2023. Notwithstanding these material weaknesses, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this 2023 Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the year ended December 31, 2023.

Our independent auditors, BDO USA, P.C., a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. As a result of the material weaknesses described above, BDO USA, P.C. has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, which appears in Item 8. Financial Statements and Supplementary Data of this 2023 Form10-K.

Management’s Remediation Plan

In response to the material weaknesses discussed above, we plan to continue and expand efforts already underway to remediate internal control over financial reporting, which include the following:

•We continue to be committed to hiring additional accounting resources with the required technical expertise and clearly defined roles and responsibilities;
•We continue to evaluate system enhancements to automate the consolidation and elimination of intercompany transactions;
•We continue to enhance the overall review and approval process relating to elimination of intercompany transactions;
•We continue to enhance the review and approval controls related to reconciling certain accruals and accounting estimates and assumptions;
•We are in the process of conducting additional training on the Company’s document retention policies;
•We are enhancing our processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties; and
•We continue to enhance governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. A material weakness will not be considered remediated; however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.
Changes in Internal Control over Financial Reporting
Other than described above in Item 9A, Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023.

PART IV
ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.
(a)We have filed the following documents as part of this 2023 Form 10-K:
1.The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.
2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.Exhibits included or incorporated herein: See below.

Exhibit Number	Description
2.1	Plan of Merger and Equity Purchase Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
2.2	Joinder and First Amendment to Plan of Merger and Equity Purchase Agreement, dated June 17, 2021 (incorporated by reference to Exhibit 2.2 in the Company’s Current Report on Form 8-K, filed on June 21, 2021).
2.3	Second Amendment to Plan of Merger and Equity Purchase Agreement, dated July 20, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2021).
2.4	Membership Interest Purchase Agreement, dated November 8, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2021).
3.1	Articles of Incorporation filed on October 24, 2013 (incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2	Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3	Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.4	Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
3.5	Certificate of Change (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
3.6	Certificate of Amendment (incorporated by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).
3.7	Amended and Restated Bylaws of RumbleOn, Inc., dated October 8, 2021 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on October 8, 2021).
3.8	Amendment to Amended and Restated Bylaws of RumbleOn, Inc., dated May 9, 2023 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on May 10, 2023).
4.1	Sample Stock Certificate – Class B Common Stock (incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.11 in the Company's Annual Report on Form 10-K, filed on May 29, 2020).
4.3	Form of 2023 Warrant, dated August 14, 2023 (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on August 17, 2023).
4.4	Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
4.5	First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
4.6	Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.7	Registration Rights Agreement, dated February 8, 2017 (incorporated by reference to Exhibit 10.2 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
4.8	Form of Registration Rights Agreement, dated May 14, 2019 (incorporated by reference to Exhibit 4.3 in the Company's Current Report on Form 8-K, filed on May 15, 2019).

Exhibit Number		Description
4.9		Registration Rights and Lock-Up Agreement, dated March 12, 2021 (incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K, filed on March 15, 2021).
4.10		Registration Rights and Lock-Up Agreement, dated November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2021).
10.1	#	2017 RumbleOn, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
10.3	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on May 22, 2019).
10.4	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on August 26, 2020).
10.5	#
Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).

10.6	#	Fifth Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan.*
10.7	#
Executive Employment Agreement, dated August 31, 2021, between Marshall Chesrown and RumbleOn, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.8	#
Executive Employment Agreement, dated August 31, 2021, between Mark Tkach and RumbleOn, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.9	#	Employment Agreement, dated January 19, 2023, between RumbleOn, Inc. and Blake Lawson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2023).
10.10	#	Executive Employment Agreement, dated October 19, 2023, between Michael Kennedy and RumbleOn, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2023).
10.11		Cooperation Agreement, dated as of June 30, 2023, by and among RumbleOn, Inc., William Coulter, and Mark Tkach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2023).
10.12		Purchase Agreement, dated as of August 8, 2023, by and among the Company, Mark Tkach, William Coulter, and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2023).
10.13	#	Separation Agreement, dated July 14, 2023, by and between RumbleOn, Inc. and Michael Francis. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2023).
10.14	#	Special Advisor Agreement, dated July 14, 2023, by and between RumbleOn, Inc and Michael Francis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 20, 2023).
10.15		Amendment No. 1 to the Standby Purchase Agreement, dated as of November 20, 2023, by and among RumbleOn, Inc., Mark Tkach, William Coulter and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023).
10.16		Real Estate Purchase and Sale Contract, dated August 22, 2023, by and between NNN REIT, LP, as buyer and RumbleOn, Inc. as seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023).
10.17		Unitary Master Lease Agreement, dated September 8, 2023 (incorporated by reference to Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 7, 2023).
10.18		Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.19		Consent and Amendment No. 3 to Term Loan Agreement, dated February 18, 2022 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2022).
10.20		Amendment No. 5 to the Term Loan Credit Agreement, dated August 9, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

Exhibit Number		Description
10.21		Amendment No. 6 to the Term Loan Credit Agreement, dated October 31, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.*
10.22	#	Option Award Agreement between Michael Kennedy and RumbleOn, Inc., effective November 1, 2023.*
10.23		Amendment No. 7 to the Term Loan Credit Agreement, dated February 5, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.*
16.1		Letter re: change in certifying accountant (Grant Thornton LLP) (incorporated by reference to Exhibit 16.1 in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2023).
21.1		Subsidiaries of the Company*
23.1		Consent of BDO USA, P.C.*
23.2		Consent of Grant Thornton LLP*
24.1		Power of Attorney*
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97		RumbleOn, Inc. Compensation Clawback Policy*
101.INS		Inline XBRL Instance Document.*
101.SCG		Inline XBRL Taxonomy Extension Schema.*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.*
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
#	Management Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleOn, Inc.

Date: March 28, 2024	By:	/s/ Michael W. Kennedy
Michael W. Kennedy Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Kennedy	Chief Executive Officer, Director	March 28, 2024
Michael W. Kennedy	(Principal Executive Officer)

/s/ Blake Lawson	Chief Financial Officer	March 28, 2024
Blake Lawson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Pully*	Chairman of the Board	March 28, 2024
Steven J. Pully

/s/ Mark Cohen*	Director	March 28, 2024
Mark Cohen

/s/ William Coulter*	Director	March 28, 2024
William Coulter

/s/ Melvin Flanigan*	Director	March 28, 2024
Melvin Flanigan

/s/ Rebecca C. Polak*	Director	March 28, 2024
Rebecca C. Polak

/s/ Mark Tkach*	Director	March 28, 2024
Mark Tkach

*    The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Michael W. Kennedy
Michael W. Kennedy
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RumbleOn, Inc.
Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RumbleOn, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 28, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Goodwill and Franchise Rights of Powersports Reporting Unit

As described in Notes 1 and 7 to the Company’s consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. Fair value estimates used in the quantitative goodwill impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of a reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future revenue growth rates, corresponding gross margins, the discount rate, income tax rates, implied control premium, and market activity in assessing fair value and are reporting unit specific. Further, the Company uses an excess earnings method to determine the fair value of its franchise rights, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margins, return on debt-free net working capital, contributory asset returns, and the discount rate. As a result of performing the impairment tests, the Company recorded $23.1 million of goodwill impairment expense and $37.0 million of impairment expense associated with the Company’s franchise rights during the year ended December 31, 2023.

We identified the evaluation of goodwill and franchise rights related to the powersports reporting unit for impairment as a critical audit matter. With respect to goodwill, the determination of the fair value of the powersports reporting unit requires management to make significant assumptions used in the income approach including future revenue growth rates, corresponding gross margins, and the discount rate. For the market approach, the significant assumptions are the implied control premium and multiples of selected public companies. With respect to franchise rights, the determination of the fair value requires management to make significant assumptions used in the excess earnings method including future revenue growth rates, corresponding gross margins, the discount rate and contributory asset returns. Auditing management’s significant assumptions used in the impairment assessment of goodwill and franchise rights involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of future revenue growth rates and corresponding gross margin assumptions used in the impairment assessments of goodwill and franchise rights by:
o Comparing the future revenue and corresponding gross margin assumptions with historical results and analyst reports

•Utilizing professionals with specialized skills and knowledge in valuation to:
o    Assist in assessing the reasonableness of the terminal year revenue growth rate, the discount rate, implied control premium and multiples of selected public companies used in the impairment assessment of goodwill.
o    Assist in assessing the reasonableness of the terminal year revenue growth rates, the discount rate and contributory asset returns used in the impairment assessment of franchise rights.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2023.
Dallas, Texas
March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
RumbleOn, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of RumbleOn, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2022 to 2023.
Dallas, Texas
March 16, 2023 except for the effects of changes in discontinued operations, as discussed in Note 19, as to which the date is September 26, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
RumbleOn, Inc.
Irving, Texas
Opinion on Internal Control over Financial Reporting

We have audited RumbleOn, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated March 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding the sufficiency of accounting resources and the related impact on process-level control activities as well as user access and segregation of duties related to certain information technology systems have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 28, 2024 on those financial statements.

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

/s/ BDO USA, P.C.
Dallas, Texas
March 28, 2024

RumbleOn, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$58.9	$46.8
Restricted cash	18.1	10.0
Accounts receivable, net	50.3	28.0
Inventory, net	347.5	323.5
Prepaid expense and other current assets	6.0	7.4
Loans receivable held for sale	—	33.7
Current assets of discontinued operations	—	11.4
Total current assets	480.8	460.8
Property and equipment, net	76.8	76.1
Right-of-use assets	163.9	161.8
Goodwill	0.8	21.1
Intangible assets, net	202.5	247.4
Deferred tax assets	—	58.1
Other assets	1.5	1.9
Total assets	$926.3	$1,027.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$67.8	$79.5
Vehicle floor plan notes payable	291.3	220.1
Current portion of long-term debt	35.6	3.7
Current liabilities of discontinued operations	0.3	8.4
Total current liabilities	395.0	311.7
Long-term liabilities:
Long-term debt, net of current maturities	286.7	374.4
Operating lease liabilities	134.1	126.7
Deferred taxes	0.4	—
Other long-term liabilities	4.5	8.4
Total long-term liabilities	425.7	509.5
Total liabilities	820.7	821.2
Commitments and contingencies (Note 20)
Stockholders' equity:
Class A common stock, $0.001 par value; 50,000 shares authorized; 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 35,071,955 and 16,184,264 shares issued and outstanding, respectively	—	—
Additional paid in capital	701.0	585.9
Accumulated deficit	(591.1)	(375.6)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	105.6	206.0
Total liabilities and stockholders' equity	$926.3	$1,027.2
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Operations
($ in millions, except per share amounts)

	2023	2022
Revenue:
Powersports vehicles	$951.4	$1,033.9
Parts, service and accessories	241.8	247.6
Finance and insurance, net	117.0	123.4
Vehicle transportation services	56.2	54.0
Total revenue	1,366.4	1,458.9
Cost of revenue:
Powersports vehicles	832.5	839.7
Parts, service and accessories	131.5	135.3
Vehicle transportation services	42.5	42.2
Total cost of revenue	1,006.5	1,017.2
Gross profit	359.9	441.7
Selling, general and administrative	347.3	354.5
Impairment of goodwill and franchise rights	60.1	324.3
Depreciation and amortization	22.0	23.0
Operating loss	(69.5)	(260.1)
Non-operating income (expense):
Interest expense	(77.2)	(52.1)
Other income (expense)	(8.4)	4.2
Forgiveness of PPP Loan	—	2.5
Loss from continuing operations before income taxes	(155.1)	(305.5)
Income tax provision (benefit) from continuing operations	59.3	(72.0)
Loss from continuing operations	$(214.4)	$(233.5)
Loss from discontinued operations	(1.1)	(28.0)
Net loss	$(215.5)	$(261.5)
Weighted average number of common shares outstanding – basic and diluted	17,740,525	15,871,005
Loss from continuing operations per share – basic and diluted	$(12.08)	$(14.71)
Loss from discontinued operations per share – basic and diluted	$(0.06)	$(1.76)
Net loss per share — basic and diluted	$(12.15)	$(16.48)

See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity
($ in millions)

	Class A Common Shares		Class B Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Treasury Shares		Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount			Shares	Amount
December 31, 2021	50,000	$—	14,882,022	$—	$550.0	$(114.1)	123,089	$(4.3)	$431.6
Consideration for acquisition	—	—	1,048,718	—	26.5	—	—	—	26.5
Shares cancelled in connection with Freedom acquisition	—	—	(2,446)	—		—	—	—	—
Stock-based compensation	—	—	255,970	—	9.4	—	—	—	9.4
Net loss	—	—	—	—	—	(261.5)	—	—	(261.5)
December 31, 2022	50,000	—	16,184,264	—	585.9	(375.6)	123,089	(4.3)	206.0
Rights offering, net of costs	—	—	18,181,818	—	98.4	—	—	—	98.4
Stock-based compensation	—	—	705,873	—	12.0	—	—	—	12.0
Tax withholding for vesting of restricted stock units and other	—	—	—	—	(1.4)	—	—	—	(1.4)
Issuance of warrant	—	—	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	—	—	(215.5)	—	—	(215.5)
December 31, 2023	50,000	$—	35,071,955	$—	$701.0	$(591.1)	123,089	$(4.3)	$105.6
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(215.5)	$(261.5)
Income (loss) from discontinued operations	(1.1)	(28.0)
Loss from continuing operations	$(214.4)	$(233.5)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	22.0	23.0
Amortization of debt discount and issuance costs	10.4	6.4
Inventory write-down to net realizable value	12.6	—
Forgiveness of PPP Loan	—	(2.5)
Stock based compensation expense	12.0	9.4
Impairment loss on goodwill and franchise rights	60.1	324.3
Deferred taxes	58.5	(76.7)
Originations of loan receivables, net of principal payments received	6.3	(27.9)
Valuation allowance and loss on sale of loans receivable portfolio	7.6	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2.4)	(4.6)
Inventory	(31.7)	(120.4)
Prepaid expenses and other current assets	1.4	(0.4)
Other assets	0.3	0.3
Other liabilities	(3.7)	1.6
Accounts payable and accrued liabilities	(4.4)	(6.0)
Floor plan trade note borrowings	26.5	60.3
Net cash used in operating activities of continuing operations	(38.9)	(46.7)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions, net of cash received	(3.3)	(69.6)
Technology development	(2.1)	(7.0)
Purchase of property and equipment	(13.7)	(5.6)
Net cash used in investing activities of continuing operations	(19.1)	(82.2)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings from non-trade floor plans	42.5	77.9
Proceeds from sale leaseback transaction	50.0	—
Proceeds from issuance of debt	2.2	84.5
Proceeds from ROF credit facility for the purchase of consumer finance loans	—	25.0
Repayments of debt, including finance leases	(111.7)	(51.2)
Debt issuance costs	(1.8)	—
Shares redeemed for employee tax obligations	(1.4)	—
Net proceeds from sale of common stock in rights offering	98.4	—
Net cash provided by financing activities of continuing operations	78.2	136.2
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	3.4	27.8
Net cash used in financing activities	(5.2)	(28.5)
Net cash used in discontinued operations	(1.8)	(0.7)
NET CHANGE IN CASH AND RESTRICTED CASH	18.4	6.6
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	58.6	52.0
CASH AND RESTRICTED CASH AT END OF PERIOD	$77.0	$58.6
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RumbleOn, Inc. is headquartered in the Dallas Metroplex and completed its initial public offering in 2017. RumbleOn, Inc. operates primarily through two operating segments: our powersports dealership group and Wholesale Express, LLC (“Express”), a transportation services provider. We were incorporated in 2013. We have grown primarily through acquisition, the largest to date being our 2021 acquisition of the RideNow business followed by our 2022 acquisition of Freedom Powersports, LLC (“Freedom Powersports”) and Freedom Powersports Real Estate, LLC (together with Freedom Powersports, the “Freedom Entities”). These acquisitions added 54 powersports dealerships to our Company.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2023, we operated 54 retail locations consisting of over 500 powersports franchises (representing 52 different brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Express provides asset-light freight brokerage services facilitating automobile transportation primarily between and among dealers.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and are reported on a calendar-year basis. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations of acquisitions are included in the consolidated financial statements from the respective date of acquisition.
Discontinued operations represents the results of our automotive segment operations that we wound down beginning in the third quarter of 2022 and completed by June 30, 2023. In this segment, we participated in the automotive industry through our wholly owned wholesale distributor of pre-owned automotive inventory, Wholesale, Inc., and exotics retailer, AutoSport USA, Inc., which did business under the name Got Speed. Amounts related to this segment are reported as discontinued operations for all periods reported in these consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets, franchise rights and goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; inventory valuation; property depreciable lives; tax provisions; realization of deferred tax assets; expected credit losses; loss contingencies; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation and warrants. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

Business Combinations
We evaluate whether transactions should be accounted for as acquisitions of assets or as business combinations using a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similarly identifiable assets, the set is not a business.
We account for business combinations under the acquisition method of accounting. Total consideration transferred for acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and other fair value adjustments with respect to certain assets acquired and liabilities assumed. The fair value of intangible assets is based on detailed valuations that use information and assumptions determined by management (Level 3 fair value measurements). Any excess of purchase price over the fair value of the net tangible and identified intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

We use the income approach to determine the fair value of certain identifiable intangible assets including franchise rights. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased franchise rights and non-compete intangible asset amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.
On February 18, 2022, the Company completed its acquisition of the Freedom Entities (the “Freedom Transaction”). The Company finalized its accounting for consideration transferred, assets acquired, and liabilities assumed in the first quarter of 2023; all adjustments were recorded within the measurement period.
We adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, on January 1, 2023. ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) Topic 606 instead of being recorded at fair value. The adoption of this standard did not have a material impact on the Company’s financial statements.
Cash and Cash Equivalents
The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash. As of December 31, 2023, and 2022, the Company did not have any investments with maturities less than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these accounts.
Restricted Cash
Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities (i.e., floorplan lines and the RumbleOn Finance line of credit before it was repaid in January 2024).
Accounts Receivable, Net
Effective January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). While the prior accounting rules used a model of incurred losses to estimate credit losses on certain types of financial instruments, including trade accounts receivable, Topic 326 requires entities to use a forward-looking approach based on expected losses, which may result in the earlier recognition of allowances for losses. We applied the new credit loss mode on a prospective basis. The adoption of Topic 326 did not have a material impact on the Company’s financial statements.

Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, as well as other miscellaneous receivables. Accounts receivable initially are recorded at the transaction amount. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts for our estimated losses on balances that may not be collected in full, which reduces the accounts receivable balance. Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative expenses. Accounts receivable are written off and reflected as a reduction to the allowance if and when we determine the receivable will not be collected.
We determine the amount of bad debt expense each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience and forward-looking information. Beginning with the adoption of Topic 326, our allowance for doubtful accounts is based on our estimated expected losses, and the underlying evaluations include analysis of overall credit quality, age of outstanding balances, past collection experience, current information, specific account analysis, and forward-looking information, including economic conditions, to project the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.
The adoption of the new accounting standard did not have a material impact on the Company’s 2023 Consolidated Financial Statements.
Inventory
Inventory is stated at the lower of cost or net realizable value. The cost of inventory consists of the amount paid to acquire the inventory, net of any vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring the inventory for sale. Powersports vehicles are accounted for on a specific identification basis, whereas parts and accessories are accounted for on an average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining the lower of cost or net realizable value.
Loans Receivable Held for Sale
On December 29, 2023, the Company executed a Purchase Agreement and completed the sale of our consumer loans portfolio underwritten by RumbleOn Finance (“ROF”). Net cash proceeds to the Company received on January 2, 2024 from the sale were approximately $3.0 million after the satisfaction of secured indebtedness, expenses, commissions, and fees.
Prior to its sale, the ROF loan portfolio was reported as held for sale at December 31, 2022 and recorded at the lower of amortized cost or fair value, as determined by management’s estimates. During 2022, management wrote off $1.4 million of finance receivables considered to be uncollectible.
Property and Equipment, Net
We present property and equipment at cost less accumulated depreciation and amortization. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term. We record amortization of assets recorded under finance leases as depreciation expense. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets. Depreciation and amortization expense is calculated using the straight-line method over the shorter of the asset’s estimated useful life or the lease term, if applicable.

Category	Estimated Useful Life (in Years)
Buildings	25
Leasehold Improvements	15
Furniture, fixtures and equipment	3 to 15
Technology development	3 to 5
Vehicles	5

Technology Development Costs
Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. The Company performs a periodic assessment of the useful lives assigned to capitalized software applications.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment at the asset group level and the reasonableness of the estimated useful lives whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that a change in useful life may be appropriate. Recoverability of assets is measured by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends and other factors. If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is assigned to the reporting unit that it will benefit. Intangible assets are recognized and recorded at their acquisition date fair values. Indefinite-lived intangible assets consist primarily of franchise rights, and definite-lived intangible assets consist primarily of non-compete agreements, which are amortized on a straight-line basis over the relevant contractual terms. Goodwill and intangible assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. We have two reportable segments and reporting units for segment reporting and goodwill testing: (1) powersports and (2) vehicle transportation services.
The sequencing of the impairment analysis requires management to first assess franchise rights, representing indefinite-lived intangible assets, for impairment prior to evaluating goodwill for impairment. For its franchise rights, the Company first assesses qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, or if we elect to bypass the qualitative assessment, the Company computes the fair value of the franchise rights and records an impairment charge if the carrying amount exceeds fair value. The Company uses an excess earnings method to determine the fair value of its franchise rights, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margin, return on debt-free net working capital, contributory asset returns, and the discount rate. Franchise rights are recorded in the powersports reporting unit.
Following the franchise rights impairment assessment, management next assesses goodwill for potential impairment at the reporting unit level. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include, but are not limited to, current macroeconomic conditions such as inflation, economic growth and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers) and financial performance of the Company’s reporting units However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.
Fair value estimates used in the quantitative goodwill impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future revenue growth rates, corresponding gross margins, the discount rate, income tax rates, implied control premium, and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.
The fair value measurement associated with the quantitative goodwill and indefinite lived intangible assets test is based on significant inputs that are not observable in the market and are thus considered Level 3 inputs. Significant changes in the underlying assumptions used to value goodwill and franchise rights could significantly increase or decrease the fair value estimates used for impairment assessments.
See Note 7.

Leases
We determine if an arrangement is a lease at inception and whether such lease is an operating or finance lease. We are the lessee in a lease contract when we obtain the right to control an asset. We lease certain land, retail locations, fulfillment centers, office space, and equipment. In determining whether we control an asset, we evaluate if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.
Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. We do not separate lease and non-lease components; rather, non-lease components are accounted for as part of the related lease component for classification, recognition and measurement purposes. For each lease agreement, we determine the lease term as the non-cancellable period of the lease and include options to extend or terminate the lease when we are reasonably certain that we will exercise that option. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. To calculate the present value, we use the implicit rate in the lease when readily determinable. The incremental borrowing rate is based on collateralized borrowings of similar assets with terms that approximate the lease term when available, and when collateralized rates are not available, we use uncollateralized rates with similar terms adjusted for the fact that it is an unsecured rate.
The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are reported in ROU assets, the current portion lease liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities on our consolidated balance sheets.
Operating lease expense is recognized on a straight-line basis over the lease term.
The Company is also party to a master unitary lease in connection with the sale of eight properties in September 2023 that did not meet the criteria for sale accounting. This transaction is accounted for as a financing obligation in accordance with ASC 842, Leases. See Notes 9 and 10.
Other Assets
Other assets consist of various items, including long-term finance receivables, debt issuance costs associated with lines of credit, lease deposits, and other long-term assets.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense over the term of the related debt or credit line. Debt issuance costs for credit lines are recorded as Other assets, while those associated with other types of borrowings are presented as a deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.
Other Current Liabilities
Other current liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, operating leases, sales tax, compensation and benefits, vehicle licenses and fees, interest on debt, and advertising expenses.
Change in Reference Rate Used in Debt
Our senior secured debt and most of our floorplan arrangements transitioned from LIBOR to the use of the Secured Overnight Financing Rate (“SOFR”) as an alternative benchmark rate effective July 1, 2023 under the Oaktree Credit Agreement, as amended. In conjunction with this change, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848), and ASU 2022-06 that were intended to temporarily ease the potential burden in accounting for reference rate reform. The standards provided optional expedients and exceptions for applying GAAP to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The adoption of this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Embedded Conversion Features
The Company evaluates embedded conversion features, including cash conversion features, within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The Company includes the equity component of its convertible debt within additional paid-in capital on the consolidated balance sheets, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, the Company records non-cash interest expense as a result of the amortization of the discounted carrying value of the convertible debt to its face amount over the term of the convertible debt.
Revenue Recognition
We derive substantially all of our revenue from the sale of powersports vehicles, finance and insurance products for vehicles sold, parts, service, accessories and apparel, and transportation brokerage services. Revenue from the sale of these products and services is recognized when control passes to the customer, which generally occurs at the point in time when the products are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the related goods. Sales taxes we collect concurrently with revenue-producing activities are excluded from revenue. Our revenue is reported by major line of product sold on our consolidated statements of operations. We believe this categorization best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See Note 3 for a disaggregation of powersports vehicles sold.
Cost of Revenue
Cost of powersports vehicle sales includes the cost to acquire vehicles and the reconditioning and transportation costs associated with preparing the vehicles for resale. Reconditioning costs include parts, labor, overhead costs, and other vehicle repair expenses directly attributable to specific vehicles. Transportation costs consist of costs incurred to transport the vehicles from the point of acquisition. Cost of revenue also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include costs and expenses for compensation and benefits, advertising to consumers and dealers, developing and operating our product procurement and distribution system, leasing and operating our facilities, transportation costs associated with selling vehicles, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Legal costs are expensed as incurred. See Note 12 for a summary of our SG&A expenses incurred in the past two years.
Advertising and Marketing Expenses
Advertising and marketing costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statements of Operations. See Note 12 for the amount of advertising and marketing costs incurred in the past two years.
Stock-Based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation cost at the grant date, based on the estimated fair value of the award, and recognizes the cost on a straight-line basis, over the grantee’s requisite service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. To estimate the fair value of stock options awarded, we use the Black-Scholes option valuation model for those that vest over time and a Monte Carlo simulation model for those that vest based on market conditions. Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense. See Note 11 for additional information on stock-based compensation.
PPP Loans
In 2020, the Company and certain of its wholly owned subsidiaries entered into loan agreements and related promissory notes to receive U.S. Small Business Administration (“SBA”) Loans pursuant to the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief and Economic Security Act. The remaining balance of PPP loans was forgiven by the SBA during 2022 and is reflected as “forgiveness of PPP loan” on the Consolidated Statement of Operations.
Defined Contribution Plan
The Company sponsors the RumbleOn, Inc. 401(k) Plan and RumbleOn 401(k) Plan (the “Retirement Savings Plans”), for eligible employees. Employees electing to participate in the Retirement Savings Plans may contribute up to 75% of their annual eligible compensation. The Company provides matching contributions for employee contributions on a discretionary basis. No such contributions were made in 2023. In 2022, employer contributions to the plan, net of forfeitures, were $0.2 million and were included in SG&A expenses.
Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. Fair value estimates are based upon certain market assumptions and pertinent information available to management as the estimates are made.
The fair value hierarchy is categorized into three levels based on the inputs as follows:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
We believe the respective carrying value of certain of our financial instruments, such as cash, prepaid expenses and accounts payable and accounts receivable, approximates their fair value because they are short term in nature or they are payable on demand. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 3 inputs, with the exception of cash and restricted cash, which are Level 1 inputs.
See Notes 9, 11, and 16 for various fair value disclosures.

Common Stock Warrants
The Company accounts for common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock are classified as equity. The Company classifies as liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the equity classification scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's warrants issued for financing costs satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock.
Income Taxes
The Company follows ASC Topic 740, Income Taxes (“ASC 740”), for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If based on the weighting of all available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2023, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.
Earnings (Loss) Per Share
Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Anti-dilutive common stock equivalents, if any, are not considered in the computation. Common share and dilutive common share equivalents include: (i) Class A common; (ii) Class B common; (iii) restricted stock units; (iv) stock options; (v) warrants to acquire Class B common stock; and (vi) shares issuable in connection with convertible debt. When considering the impact of the participating securities, diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the treasury stock method. Dilution is determined at the income (loss) from continuing operations level. In periods of a loss from continuing operations, diluted loss from continuing operations per share is generally the same as basic loss from continuing operations per share, because dilutive shares are not assumed to have been issued if their effect is anti-dilutive. Components of EPS are calculated on a stand-alone basis.
Comprehensive Income
Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, shareholders. For all years presented, no differences existed between our consolidated net loss and our consolidated comprehensive loss.
Concentrations of Risk
While we sell powersports vehicles from many different manufacturers, our top three manufacturers comprise the majority of our sales of new powersports vehicles. For 2023, original equipment manufacturers (“OEM”s) representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Powersports Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	29.3%
BRP	25.6%
Harley-Davidson	11.3%

Recent Accounting Pronouncements
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for us in the first quarter of 2024, and permits the use of either the modified retrospective or fully retrospective method of transition. We will use the modified retrospective method for the adoption of this standard, which is expected to result in a reversal of the $3.7 million unamortized debt discount associated with our convertible debt and a corresponding net charge to equity that will be reflected as an adjustment to the January 1, 2024 opening balance sheet.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for us for fiscal year 2024 and interim periods beginning in 2025, with early adoption permitted. We expect this ASU to only impact our disclosures, which will be made on a retrospective basis, with no impacts to our results of operations, cash flows and financial condition.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

NOTE 2 – ACQUISITION
On February 18, 2022, we acquired 100% of the equity interests of the Freedom Entities, as defined in Note 1, which operated powersports dealerships, including associated real estate (the “Freedom Transaction”). We accounted for the Freedom Transaction as a business combination. All outstanding equity interests of the Freedom Entities were acquired for total consideration of $97.2 million, consisting of $70.6 million paid in cash, including certain transaction expenses paid on behalf of the Freedom Entities' equity holders, and issuance of 1,048,718 shares of Class B common stock with a value of $26.5 million on the closing date. On June 22, 2022, as part of the final purchase price adjustment, 2,446 shares of Class B common stock held in escrow were cancelled.
The following table ($ in millions) summarizes the consideration transferred by the Company for the Freedom Transaction:

Cash	$70.6
Class B common stock	26.5
Acquiree transaction expenses paid by the Company at closing	0.1
Total purchase price consideration	$97.2
The table below ($ in millions) represents the final determination of the fair value of the identifiable assets acquired and liabilities assumed from the Freedom Entities. All acquired assets and liabilities, including goodwill, recognized as a result of the Freedom Transaction have been included in the Company’s powersports reporting segment.

Estimated fair value of assets:
Cash	$6.4
Contracts in transit	1.2
Accounts receivable	1.1
Inventory	24.8
Prepaid expenses	0.2
Property & equipment	50.2
Right-of-use assets	2.9
Other intangible assets	2.1
Franchise rights	39.7
Total assets acquired	$128.6
Estimated fair value of liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$5.4
Notes payable - floor plan	18.3
Lease liabilities	2.0
Deferred revenues	3.5
Mortgage notes	26.8
Notes payable	4.7
Total liabilities assumed	60.7
Total net assets acquired	67.9
Goodwill	29.3
Total purchase price consideration	$97.2
The Company assumed notes payable and mortgage notes liabilities of $31.5 million on the Freedom Transaction closing date. The outstanding balance of these liabilities were repaid in the first quarter of 2022 and are reflected as cash outflows from financing activities in the Consolidated Statements of Cash Flows. The Company funded the cash portion of the Freedom Transaction, transaction expenses, notes payable, and mortgage note repayments through available cash resources of $11.3 million and an $84.5 million draw on the Oaktree Credit Agreement (as defined in Note 9).
The Company expects it will be able to amortize, for tax purposes, $30.0 million of goodwill.
The results of operations of the Freedom Entities from the Freedom Transaction closing date forward are included in the accompanying Consolidated Financial Statements and include revenues of $204.0 million and pre-tax earnings of $23.0 million for 2022. Acquisition related costs of $1.3 million were incurred in 2022 and were included in selling, general and administrative expenses in the Consolidated Statement of Operations.

Supplemental pro forma information (Unaudited)
The following unaudited pro forma financial information presents Company consolidated information for 2022 as if the Freedom Transaction were completed as of January 1, 2021:

2022
Pro forma revenue ($ in millions)	$1,482.6
Pro forma net loss from continuing operations ($ in millions)	$(233.3)
Pro forma loss per share from continuing operations-basic	$(14.59)
Pro forma loss per share from continuing operations-diluted	$(14.59)
NOTE 3 –REVENUE
Our revenue consists of sales of new and pre-owned powersports vehicles; sales of related finance and insurance products; sales of parts, service, accessories, and apparel; and transportation brokerage services.
New and Pre-owned Powersports Vehicles
The Company sells new and pre-owned powersports vehicles. The transaction price for a powersports vehicle sale is determined with the customer at the time of sale. Customers often trade in their own powersports vehicle to apply toward the purchase of a retail new or pre-owned powersports vehicle. The “trade-in” powersports vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for a specific powersports vehicle, and applied as payment of the contract price for the purchased powersports vehicle.
When the Company sells a new or pre-owned powersports vehicle, transfer of control typically occurs at a point in time upon delivery of the vehicle to the customer, which is generally at the time of sale, as the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at such time. Except on a very limited basis, the Company did not directly finance its customer’s purchases, and the Company does not directly finance leases for the customer. In many cases, the Company arranges third-party financing for the retail sale or lease of powersports vehicles to customers in exchange for a fee paid to the Company by a third-party financial institution. The Company receives payment directly from the customer at the time of sale or from a third-party financial institution (referred to as contracts-in-transit) within a short period of time following the sale.
Parts and Service
The Company sells powersports parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Company also sells powersports parts through wholesale and retail counter channels.
Each repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the powersports vehicle service. Payment for each vehicle service work is typically due upon completion of the service, which is generally completed within a short period from contract inception. The transaction price for repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. Revenue is recognized upon completion of the vehicle service work as the customer is not able to consume the benefits of repairs until the service is fully complete. The transaction price for wholesale and retail counter parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period following the sale. Delivery method of wholesale and retail counter parts vary.
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
Finance and Insurance
The Company sells and receives commissions on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, among others. The Company offers products that are sold and administered by independent third parties, including the powersports vehicle manufacturers’ captive finance subsidiaries.

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
There are no significant judgments or estimates required in determining the satisfaction of the performance obligations or the transaction price allocated to the performance obligations. As revenue is recognized at a point-in-time, costs to obtain the customer (i.e. commissions) do not require capitalization.
Vehicle Transportation Services
Vehicle transportation services revenue is generated primarily by transporting vehicles for dealers, distributors, or private party individuals from a point of origin to a designated destination through the Company’s subsidiary, Express. Express contracts with third party carriers to perform the transportation services. The transaction price is based on the consideration agreed upon with the customer. A performance obligation is created when the customer requests, and Express agrees, to transport the goods from origin to destination. These performance obligations are satisfied when the shipments move from origin to destination. The transportation brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible for fulfilling to customers, these transporters are obligated to meet our fulfillment obligations and standards. Fulfillment obligations are short term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle are transferred to the owner during delivery. Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded on a gross basis.
Disaggregation of Revenue
In the following table, revenue is disaggregated by major lines of goods and services, which depicts how the nature, amount, and uncertainty of our revenue and cash flows are affected by economic factors.

Revenue from contracts with customers consists of the following:

($ in millions)	December 31,
	2023	2022
Revenue
New vehicles	$658.5	$641.0
Pre-owned vehicles	292.9	392.9
Total powersports vehicles	951.4	1,033.9

Parts, service and accessories	241.8	247.6
Vehicle transportation services	56.2	54.0
Finance and insurance, net	117.0	123.4
Total revenue	$1,366.4	$1,458.9

Timing of revenue recognition
Goods and services transferred at a point in time	$1,218.6	$1,298.8
Good and services transferred over time	147.8	160.1
Total revenue	$1,366.4	$1,458.9

NOTE 4 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following as of December 31:

($ in millions)	2023	2022
Receivable from the sale of the ROF loan portfolio	$15.4	$—
Contracts in transit	16.0	13.1
Trade receivables	9.8	9.7
Factory receivables(1)	9.6	6.2
	50.8	29.0
Less: allowance for doubtful accounts	0.5	1.0
Accounts receivable, net	$50.3	$28.0
(1) Primarily amounts due from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 5 – INVENTORY
Inventory, net of reserves, consisted of the following as of December 31:

($ in millions)	2023	2022
New powersports vehicles	$265.3	$175.0
Pre-owned powersports vehicles	50.8	115.4
Parts, accessories and other	31.4	33.1
Inventory	$347.5	$323.5
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables are reflective of the gross cost of the vehicle.
The Company relies on its floorplan vehicle financing credit lines (“Floorplan Lines”) to finance new and pre-owned powersports vehicle inventory at its retail locations. Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Facility and the Indenture. Refer to Note 9 for further detail.

NOTE 6 – PROPERTY AND EQUIPMENT, NET
The following table summarizes property and equipment, net, as of December 31,

($ in millions)	2023	2022
Land	$11.9	$11.5
Buildings and improvements	43.6	38.9
Leasehold improvements	19.0	14.2
Equipment	7.2	5.4
Furniture and fixtures	2.9	2.6
Technology development	18.1	15.8
Vehicles	12.9	7.7
Total property and equipment	115.6	96.1
Less: accumulated depreciation and amortization	38.8	20.0
Total	$76.8	$76.1

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Balances for our goodwill and intangible assets as of December 31 were as follows:

($ in millions)	2023	2022
Goodwill, gross	$242.5	$239.7
Accumulated impairment	(241.7)	(218.6)
Goodwill, net	$0.8	$21.1

Intangible assets
Franchise rights (indefinite life)(1)	$199.7	$236.7
Other intangible assets (definite-lived)	23.8	23.8
	223.5	260.5
Less: accumulated amortization - other intangible assets	21.0	13.1
Intangible assets, net	$202.5	$247.4
(1) Attributed to the Company’s powersports reporting unit. Amount is net of accumulated impairment of $142.7 million in 2023 and $105.7 million in 2022.
The following is a summary of the changes in the carrying amount of goodwill by reporting unit over the past two years:

($ in millions)	Powersports	Vehicle Transportation Services	Total
December 31, 2021	$234.0	$0.8	$234.8
Purchase accounting adjustments for prior year acquisitions	(26.8)	—	(26.8)
Acquisition of Freedom Powersports	29.1	—	29.1
Other immaterial acquisitions	2.6	—	2.6
Impairment	(218.6)	—	(218.6)
December 31, 2022	20.3	0.8	21.1
Other immaterial acquisition	2.6	—	2.6
Purchase accounting adjustments for prior year acquisitions	0.2	—	0.2
Impairment	(23.1)	—	(23.1)
December 31, 2023	$—	$0.8	$0.8

Annual Impairment Test
The Company elected to bypass the optional qualitative test and performed a quantitative impairment review as of October 1, 2023. The Company determined the carrying amount of the powersports reporting unit exceeded its fair value and recognized a $37.0 million non-cash franchise rights impairment charge and a $23.1 million non-cash goodwill impairment charge in the fourth quarter of 2023. The fair value of the vehicle transportation services reporting unit exceeded its carrying value and no impairment was recognized.
In 2022, we performed our impairment review as of October 1, 2022 that we further updated as of December 31, 2022, because we determined that certain factors in the fourth quarter had triggered an indicator of impairment. The aggregate results of our assessments in 2022 resulted in (i) noncash goodwill impairment charges of $26.0 million in the automotive reporting unit presented in discontinued operations and $218.6 million in the powersports reporting unit and (ii) a noncash franchise rights impairment charge of $105.7 million in the powersports reporting unit.
Our definite-lived intangible assets primarily related to non-compete agreements as of December 31, 2023. No triggering events or impairment of non-compete agreements were noted as of December 31, 2023.

Estimated remaining annual amortization expense related to other intangible assets ($ in millions):

2024	$2.7
2025	0.1
2026	—
2027	—
Thereafter	—
$2.8

NOTE 8 – ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
The following table summarizes accounts payable and other current liabilities as of December 31:

($ in millions)	2023	2022
Current portion of operating lease liabilities	$23.9	$24.1
Accounts payable	7.1	13.7
Compensation and benefits	11.6	13.9
State and local taxes	10.4	10.0
Customer deposits	3.5	5.4
Professional fees	0.9	1.9
Accrued interest	2.7	1.7
Other	7.7	8.8
Total	$67.8	$79.5

NOTE 9 –DEBT
Debt consisted of the following as of December 31:

($ in millions)	2023	2022
Term Loan Credit Agreement due August 2026(1)	$248.7	$346.1
Vehicle floor plan notes payable (trade)(2)	101.9	75.4
Vehicle floor plan notes payable (non-trade)(2)	189.4	144.7
Finance lease obligation(2)	49.8	—
Convertible senior 6.75% promissory notes due January 2025(3)	38.8	38.8
RumbleOn Finance line of credit due February 2025(4)	12.2	25.0
Notes payable for fleet vehicles and other(2)	2.1	—
Total principal amount	642.9	630.0
Less: Unamortized discount and debt issuance costs	(29.3)	(31.8)
Total debt	613.6	598.2
Less: Floor plan notes payable and current portion of long-term debt	(326.9)	(223.8)
Long-term debt	$286.7	$374.4
(1) Interest rate at December 31, 2023 of 13.90%. Interest payments are required quarterly. Fair value of $266.1 million estimated using Level 3 inputs.
(2) Carrying value approximates fair value due to the nature of this debt. The fair value of debt where carrying value approximates fair value was determined using Level 3 inputs.
(3) Fair value of $38.5 million estimated using Level 3 inputs.
(4) Interest rate at December 31, 2023 was 12.8%. This debt was fully repaid on January 2, 2024.

As of December 31, 2023, principal payments on our term loan, finance lease, convertible senior 6.75% promissory notes, RumbleOn Finance line of credit and notes payable for leasehold improvements and other are due as follows ($ in millions):

Year	Amount
2024	$35.6
2025	39.2
2026	226.2
2027	0.5
2028	0.3
Thereafter(1)	49.8
Total debt payments	$351.6

(1) Represents principal payments for the finance lease, the minimum lease payments of which are disclosed in Note 10.
Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Oaktree Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent. The Oaktree Credit Agreement provided for secured credit facilities in the form of a $280.0 million principal amount of initial term loans and $120.0 million in aggregate principal amount of delayed draw term loans (the “Delayed Draw Facility”), which were available to be drawn up to March 1, 2023. Warrants to purchase $40.0 million of shares of Class B Common Stock that we granted to Oaktree Capital Management, L.P. and its lender affiliates in consideration of the initial loan expired in April 2023.
Borrowings under the Oaktree Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 1.00%, plus an applicable margin of 8.25%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that an additional 0.5% interest will accrue from the Amendment No. 5 Effective Date (as defined below) through June 30, 2024. At the Company’s option, 1.0% of the regular interest and all of the additional 0.5% interest may be paid in kind. Interest expense was $53.6 million in 2023 and $42.2 million in 2022, which included amortization of debt discount and deferred issuance costs of $7.3 million and $6.4 million, respectively.
Obligations under the Oaktree Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its domestic wholly owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Oaktree Credit Agreement.
At June 30, 2023, the Company was not in compliance with certain leverage ratio financial covenants under the Oaktree Credit Agreement. On August 9, 2023 (the "Amendment No. 5 Effective Date"), the Company, the Subsidiary Guarantors, Oaktree, and the lenders party thereto executed Amendment No. 5 to the Oaktree Credit Agreement (the “Amendment No. 5”), pursuant to which, among other things: (i) all leverage ratio financial covenants under the Oaktree Credit Agreement were (a) eliminated and not tested for the quarters ending June 30, 2023 and September 30, 2023 and (b) made less restrictive for the quarters ending December 31, 2023, March 31, 2024, and June 30, 2024; (ii) additional performance covenants were added requiring the Company and its subsidiaries to use commercially reasonable best efforts to dispose of certain non-core real estate and monetize its consumer loan portfolios (with corresponding requirements to use the net proceeds of such sales to pay down the term loans under the Oaktree Credit Agreement); (iii) an additional performance covenant was added requiring the Company raise net cash proceeds of not less than $100 million from the issuance of common equity interests in the Company by December 1, 2023, which was subsequently revised to December 8, 2023, (with a corresponding requirement to use $50 million of such equity proceeds to pay down the term loans under the Oaktree Credit Agreement), and (iv) an additional performance covenant was added requiring the Company to issue warrants, exercisable for an anticipated aggregate of 1,212,121 shares at a price of $12.00 per share, in a form to be agreed upon, to the lenders. In connection with Amendment No. 5, the Company paid a $0.7 million fee in kind, which is included in interest expense. The warrants were issued on August 14, 2023. See Note 11 for additional information.
The elimination of the June 30, 2023 leverage ratio financial covenants was made effective as of June 30, 2023, and the lenders agreed in Amendment No. 5 that no event of default existed from such leverage ratio financial covenants as of such date. Based on the amended terms of the Oaktree Credit Agreement, the Company believes that it will be in compliance with all covenants under the Oaktree Credit Agreement for the 12-month period from the issuance of these financial statements. The

Company was in compliance with all financial and non-financial covenants with the Oaktree Credit Agreement at December 31, 2023 and has classified obligations under the Oaktree Credit Agreement as a non-current liability.
Vehicle Floor Plan Notes Payable
Vehicle floor plan notes payable are classified as current liabilities. Floor plan notes payable (trade) reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned powersports vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable (non-trade) represents amounts borrowed to finance the purchase of specific new and pre-owned powersports vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable (trade) are reported as operating cash flows, and changes in floor plan notes payable (non-trade) are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows. Inventory serves as collateral under vehicle floor plan notes payable borrowings.
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables are reflective of the gross cost of the powersports vehicle. The vehicle floor plan payables will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within a few business days after the related vehicles are sold. Vehicle floor plan facilities are primarily collateralized by vehicle inventories and related receivables.
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates and generally ranged between 8% and 18% as of December 31, 2023. Pre-owned vehicle floor plan facilities are based on prime or SOFR and ranged between 7.3% and 8.5% as of December 31, 2023. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of December 31, 2023 was $449.5 million, of which $291.3 million was used.
On October 26, 2022, the Company entered into a Floorplan Line with J.P. Morgan (the “J.P. Morgan Credit Line”) that terminates October 25, 2024. Advances under the J.P. Morgan Credit Line are limited to $47.5 million as of December 31, 2023. Interest expense on the J.P. Morgan Credit Line was $1.7 million in 2023 and $0.1 million in 2022.
Finance Lease Obligation
On September 8, 2023, certain subsidiaries of the Company (collectively, the “Tenant”) and a third party, as the landlord entered into a sale and leaseback transaction related to eight of the Company's owned real estate locations, which generated net cash proceeds of $48.2 million. The transaction, however, did not transfer control of the properties to the landlord. As a result, the Company accounted for this transaction as a failed sale-leaseback transaction, in which the assets remain on the financial statements and a financing liability was recorded for the proceeds from the sale. The Company incurred $1.8 million in transaction costs related to the sale-leaseback, which are therefore considered debt issuance costs and will be amortized as interest expense over the expected life of the lease.
The resulting Lease Agreement is considered a triple net lease, which requires the Tenant to pay substantially all costs associated with the properties, and has a contractual term of 15 years, with five separate renewal options at the Company's option. The renewal terms are effective to all, but not less than all, of the property subject to the Lease Agreement. The Company has assumed an expected lease life of 40 years to include all renewals. The initial annual rent under the Lease Agreement is $3.7 million, and the lease provides for rent increasing annually by the lesser of two times the Consumer Price Index or 2% during the initial term and all option periods.
The Company imputed the interest rate on the lease based upon the contractual minimum payments and the proceeds from the sale. Based on this, the Company has determined the effective interest rate on the debt to be 9.0%. See Note 10 for additional disclosures related to this deemed finance lease.
Convertible Senior 6.75% Promissory Notes
The outstanding convertible promissory notes, net of unamortized debt discount and issue costs as of December 31 are summarized as follows:

($ in millions)	2023	2022
Convertible 6.75% senior promissory notes, principal amount	$38.8	$38.8
Unamortized debt discount and issuance costs	3.7	6.9
Convertible 6.75% senior promissory notes, carrying amount	$35.1	$31.9
The convertible senior notes (the “Notes”) are outstanding pursuant to an Indenture (the “Indenture”), by and between the Company and Wilmington Trust, National Association as the Trustee and collateral agent for the Trustee and the holders of the Notes (in such capacity, the “Indenture Collateral Agent”). The Indenture appoints the Indenture Collateral Agent as collateral agent for the Trustee and the holders of the Notes and authorizes the Indenture Collateral Agent to enter into, and the Indenture Collateral Agent become party to: (a) a Guaranty from the Subsidiary Guarantors in favor of the Indenture Collateral Agent in a form similar to that in favor of the Administrative Agent, guaranteeing to the Indenture Collateral Agent the obligations of the Company under the Indenture and Notes (the “Indenture Guaranty”), (b) a Security Agreement from the Company and the Subsidiary Guarantors in favor of the Indenture Collateral Agent in a form similar to that in favor of the Administrative Agent, securing the obligations of the Company under the Indenture and of the Subsidiary Guarantors under the Indenture Guaranty, and (c) a First Lien Intercreditor Agreement establishing the lien priority between the Administrative Agent and the Indenture Collateral Agent as to the collateral provided by the Company and the Subsidiary Guarantors and appointing the Administrative Agent as controlling collateral agent under certain circumstances with regard to the collateral and other creditors. The security interests in favor of the Indenture Collateral Agent cover the same collateral and are of the same priority as the security interests in favor of the Administrative Agent. The Indenture includes customary representations, warranties and covenants by the Company and customary closing conditions. The Notes bear interest at 6.75% per annum, payable semiannually on January 1 and July 1 of each year. The Notes may bear additional interest under specified circumstances relating to the Company's failure to comply with its reporting obligations under the Indenture. The Notes mature on January 1, 2025, unless earlier converted, redeemed or repurchased pursuant to their terms. Contractual interest expense for these notes was $2.6 million in both 2023 and 2022, and amortization of debt discount and issuance costs totaled $3.1 million in 2023 and $2.6 million in 2022.
The initial conversion rate of the Notes was 25 shares of Class B Common Stock per $1,000 principal amount of Notes (after giving effect to the Company’s reverse stock split that occurred on May 18, 2020), which is equal to an initial conversion price of $40.00 per share. As of December 31, 2023, the conversion rate of the Notes was 33.5568 shares per $1,000 principal amount of Notes, which is equal to a conversion price of $29.80 per share. The conversion rate is subject to adjustment in certain events as set forth in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Before July 1, 2024, the Notes are convertible only under circumstances as described in the Indenture. No adjustment to the conversion rate as a result of conversion or a make-whole fundamental change adjustment will result in a conversion rate greater than 62 shares per $1,000 in principal amount.
The Indenture contains a “blocker provision” which provides that no holder (other than the depository with respect to the Notes) or beneficial owner of a Note shall have the right to receive shares of the Class B Common Stock upon conversion to the extent that, following receipt of such shares, such holder or beneficial owner would be the beneficial owner of more than 4.99% of the outstanding shares of the Class B Common Stock.
The Notes are subject to events of default typical for this type of instrument. If an event of default, other than an event of default in connection with certain events of bankruptcy, insolvency or reorganization of the Company or any significant subsidiary (in which case no notice of acceleration is required), occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Notes by notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Notes then outstanding to be due and payable. The Notes also contain conversion features related to certain events, which include liquidation or dissolution, as well as fundamental changes to the structure or ownership of the Company.
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

The Notes rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries of the Company (including trade payables). We bifurcate the liability and equity components of the Notes. The initial carrying amount of the liability component was $25.3 million and represented the present value of the cash flows of the Notes using an implied discount rate of 18.7%, which was a yield applicable to similar debt instruments that did not have the conversion feature. After allocation of the initial proceeds to the liability components, the remaining amount was allocated to the equity component and recorded as additional paid in capital. The Company recorded $13.5 million in total debt discount and issuance costs related to the Notes. The Company allocated costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The Company further valued a derivative liability in connection with the interest make-whole provision on the issuance date based on a lattice model. This amount was recorded as a debt discount and is amortized to interest expense over the term of the Notes using the effective interest rate. The derivative liability is remeasured at each reporting date, and any change in fair value is included in other income (expense) in the Consolidated Statements of Operations. The value of the derivative liability as of both December 31, 2023 and December 31, 2022 was less than $0.1 million.
RumbleOn Finance Line of Credit
In February 2022, RumbleOn Finance and an indirect subsidiary of RumbleOn entered into a consumer finance facility (“ROF Facility”) primarily to provide up to $25.0 million for ROF’s use in underwriting consumer loans. All loans under this agreement were secured by certain collateral, including the consumer finance loans purchased by the ROF Facility. We provided customary representations and covenants under the agreements which included financial covenants and collateral performance covenants. Loans in the ROF Facility were subject to certain eligibility criteria, concentration limits and reserves. Beginning January 31, 2023, our finance company did not meet the interest rate spread requirement set forth in the ROF Facility as a result of increased interest rates and limited growth of our consumer finance business. The lender never requested repayment of the principal balance due under this facility; however, we made the decision to sell the loan portfolio held at ROF and pay off the outstanding balance.
On December 29, 2023, we sold the loan portfolio held at RumbleOn Finance for $17.0 million, and the outstanding balance of the loan was repaid on January 2, 2024 from the cash proceeds received. The ROF loan amount is included in the current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheet at December 31, 2023. The net cash proceeds the Company received on January 2, 2024 when the sale of the loan portfolio settled was $3.0 million after the satisfaction of secured indebtedness, expenses, commissions, and fees. These proceeds, together with working capital in RumbleOn Finance, were used to repay $11.2 million of outstanding indebtedness under the Oaktree Credit Agreement.

NOTE 10 – LEASES
Supplemental information related to leases and balance sheet classification as of December 31 was as follows ($ in millions):

Leases	Balance Sheet Classification	2023	2022
Assets:
Operating lease assets	Right of use assets	$163.9	$161.8
Finance lease assets	Property and equipment, net	45.6	—
Total		$209.5	$161.8
Liabilities:
Current
Operating	Accounts payable and other current liabilities	$23.9	$24.1
Finance	Current maturities of long-term debt	—	—
Non-Current
Operating	Long-term portion of operating lease liabilities	134.1	126.7
Finance	Long-term debt, net of current maturities	49.8	—
Total lease liabilities		$207.8	$150.8
The weighted-average remaining lease term and discount rate for our operating and financing leases as of December 31 for the corresponding year were as follows:

	2023	2022
Weighted average remaining lease term (years):
Operating leases	13.9	14.6
Finance leases	39.7	—
Weighted average discount rate:
Operating leases	14.1%	14.0%
Finance leases	9.0%	—%
The following table provides information related to the lease costs of finance and operating leases ($ in millions):

Lease Expense	Income Statement Classification	2023	2022
Operating	SG&A expenses	$32.6	$31.4

Finance:
Amortization of finance lease assets	Depreciation and amortization expense	0.9	—
Interest on lease liabilities	Interest expense	1.4	—
Total lease costs		$34.9	$31.4

The Company has related party operating leases for 24 properties. The following table provides information related to the portion of operating lease assets and liabilities which are attributable to related party leases at December 31 ($ in millions):

Leases	2023	2022
Assets:
Right of use assets – related party	$108.5	$105.3
All other right of use assets	55.4	56.5
Total	$163.9	$161.8

Liabilities:
Current:
Current portion of lease liabilities – related party	$14.2	$14.5
Current portion of lease liabilities – all other leases	9.7	9.6
Total current liabilities	23.9	24.1
Non-Current:
Long-term portion of lease liabilities – related party	96.2	93.7
Long-term portion of lease liabilities – all other leases	37.9	33.0
Total non-current liabilities	134.1	126.7
Total lease liabilities	$158.0	$150.8
Supplemental cash flow information related to leases was as follows:

($ in millions)	2023	2022
Cash payments for operating leases	$29.3	$25.9
New assets obtained in exchange for operating lease liabilities	14.9	18.1
Cash payments for finance leases	1.2	—
The following table summarizes the future minimum payments for leases as of December 31, 2023:

($ in millions)	Operating Leases	Finance Lease
2024	$29.7	$3.8
2025	28.7	3.8
2026	27.7	3.9
2027	26.9	4.0
2028	21.9	4.1
Thereafter	260.8	205.8
Total lease payments	395.7	225.4
Less imputed interest	(237.7)	(175.6)
Present value of lease liabilities(1)	$158.0	$49.8
(1) Finance lease liability is recorded in long-term debt. See Note 9.

NOTE 11 – STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company has a shareholder-approved stock incentive plan (as amended, the “Plan”) allowing for the issuance of restricted stock units (“RSUs”), stock options (“Options”), performance units, and other equity awards (collectively “Awards”). As of December 31, 2023, the number of shares authorized for issuance under the Plan was 3,291,461 shares of Class B common stock and there were 1,030,940 shares available for future issuance under the Plan. RSU and Option awards generally vest based on continued service by the recipient of the Award to the Company over a period of up to three years.

The following table reflects stock-based compensation expense:

($ in millions)	2023	2022
Restricted stock units	$12.0	$9.4
Options	—	—
Total stock-based compensation	$12.0	$9.4
As of December 31, 2023, unamortized stock-based compensation expense and the related weighted-average period over which it is expected to be recognized is presented in the table below.

($ in millions)	Unamortized Expense for Outstanding Awards	Weighted-Average Amortization Period (in years)
Restricted stock units	$4.5	1.3
Performance Options	3.6	4.8
Total unrecognized stock-based compensation expense	$8.1	2.9
Restricted Stock Units
RSU activity and the corresponding weighted-average grant-date fair value per share during 2023 and 2022 were as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Outstanding at December 31, 2021	912,128	$37.48
Granted	551,150	27.92
Vested	(271,596)	35.36
Forfeited	(162,734)	34.19
Cancellation of units under the Plan	(440,000)	35.47
Outstanding at December 31, 2022	588,948	31.92
Granted	1,194,947	8.58
Vested	(805,020)	16.86
Forfeited	(584,714)	14.92
Outstanding at December 31, 2023	394,161	$14.82

Expected to vest	394,161	$14.82

Stock Options
Stock options allow recipients to purchase shares of Class B common stock at a fixed exercise price. The fixed exercise price is equal to the price of a share of Class B common stock at the time of grant. The options generally expire 10 years after the grant date.
In connection with his appointment as Chief Executive Officer, the Company granted Michael W. Kennedy an award of performance-based stock options on December 13, 2023 to purchase 825,000 shares (“Performance Options”) of the Company’s Class B common stock, which will vest in installments over a maximum period of five years starting on the grant date, subject to meeting certain stock performance thresholds ranging from $12.00 to $40.00 for a period of 30 days and Mr. Kennedy’s continued service with the Company through each such vesting date. The award was granted as an inducement to Mr. Kennedy’s entry into employment and was approved by the Compensation Committee of the Company’s Board of Directors, in accordance with Nasdaq Listing Rule 5635(c)(4). The award was granted outside of the Plan, as amended.

The fair value of the Performance Options was determined using a Monte Carlo model and the following assumptions:

2023
Exercise price	$5.85
Fair value price per share of common stock	$4.35
Volatility	95.0%
Expected term (years)	9.9
Risk-free interest rate	4.1%
Dividend yield	—
Fair value of award at initial valuation date ($ in millions)	$3.6
The following is a summary of the stock options activity for the Company for the past two years:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2021	2,551	$79.62	8.7	—
Options granted	—	—		—
Options exercised	—	—		—
Options forfeited or expired	(171)	81.60		—
Outstanding at December 31, 2022	2,380	79.48	6.7	—
Options granted	825,000	5.85	10.0	—
Options exercised	—	—	—	—
Options forfeited or expired	(1,579)	78.40	—	—
Outstanding at December 31, 2023	825,801	$5.92	9.8	$1.9

Vested / exercisable at December 31, 2023	801	$81.60	3.8	$—
Expected to vest as of December 31, 2023	825,000	$5.85	9.8	$1.9
Rights Offering
The Company commenced a $100.0 million rights offering on November 13, 2023 that expired on December 5, 2023, as extended by the Company. To effect this rights offering, the Company’s existing shareholders were granted a dividend of subscription rights to purchase a designated number of shares of Class B common stock at a price of $5.50. Pursuant to the terms of a standby purchase agreement with related parties Mark Tkach, William Coulter, and Stone House Capital Management, LLC, a Delaware limited liability company (“Stone House”) and collectively, the “Standby Purchasers”, the Standby Purchasers acquired $18.9 million of Class B common stock that had not been purchased by other existing shareholders. Net proceeds after expenses incurred to effect the rights offering were $98.4 million, of which the Company used $50.0 million to pay down a portion of the outstanding term loan indebtedness under the Oaktree Credit Agreement. The transaction resulted in the issuance of 18.2 million new shares of Class B common stock.

Common Stock Warrants
In connection with entering into Amendment No. 5 (as defined in Note 9), on August 14, 2023 the Company issued warrants to Oaktree and the lenders to purchase up to 1,212,121 shares of Class B common stock at an exercise price of $12.00. Such warrants are exercisable for up to five years following the date of issuance.
The following table summarizes warrant activity in 2023 and 2022:

	2023	2022
Warrants outstanding at the beginning of the year(1)	1,228,651	1,228,651
New warrant issuances(2)	1,212,121	—
Warrants expiring during the year(1)	(1,228,651)	—
Warrants outstanding at the end of the year(2)	1,212,121	1,228,651
(1) The warrants outstanding in 2022 had a weighted-average exercise price of $34.22 and expired at various times during 2023.
(2) Warrants were granted in 2023 with an exercise price of $12.00, which was adjusted in accordance with the terms of the grant subsequent to the Rights Offering. The exercise price attributable to the Warrants outstanding at December 31, 2023 was $11.25.
The warrants are classified as equity, and the fair value of the warrants was determined at issuance date using the Black-Scholes option pricing model with the following assumptions:

2023
Exercise price	$12.00
Fair value per share	$5.01
Volatility	100.0%
Expected term remaining (years)	5
Risk-free interest rate	4.27%
Dividend yield	—
Fair value at issuance date ($ in millions)	$6.1
Preferred Stock
The Company has authorized 10 million shares of $0.001 par value preferred stock, with none issued or outstanding as of December 31, 2023 or 2022.

NOTE 12 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	2023	2022
Compensation and related costs	$199.5	$209.1
Facilities	44.5	42.1
General and administrative	43.5	35.8
Advertising, marketing and selling	29.4	30.8
Professional fees	13.2	24.0
Stock-based compensation	12.0	9.4
Technology development and software	5.2	3.3
Total selling, general and administrative expenses	$347.3	$354.5

NOTE 13 – INCOME TAXES
The components of the income tax provision (benefit) from continuing operations were as follows:

($ in millions)	2023	2022
Current
Federal	$0.4	$4.1
State	0.4	0.3
Total current income tax expense	0.8	4.4
Deferred
Federal	49.5	(62.5)
State	9.0	(13.9)
Total deferred income tax provision (benefit)	58.5	(76.4)
Income tax provision (benefit)	$59.3	$(72.0)

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

($ in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforward	$26.5	$16.8
Business interest carryforward	21.5	8.8
Stock-based compensation	0.3	0.5
Accounts receivable allowance	0.1	0.5
Lease liabilities	49.4	36.0
Inventory reserve	2.6	1.5
Goodwill and intangible assets	43.8	34.9
Transaction costs	1.2	1.3
Accrued liabilities	0.4	1.8
Total gross deferred tax assets	145.8	102.1
Valuation allowance	(93.6)	(0.7)
Deferred tax assets, net	52.2	101.4
Deferred tax liabilities:
Right-of-use assets	39.0	38.7
Property and equipment	12.5	3.8
Debt issuance costs amortization	0.7	0.8
Other	0.4	—
Deferred tax liabilities	52.6	43.3
Net deferred tax asset (liability)	$(0.4)	$58.1

A reconciliation of the statutory U.S. Federal income tax rate of 21% to our effective income tax rate follows:

	2023	2022
U.S. Federal statutory rate	21.0%	21.0%
State and local, net of federal benefit	(4.7)%	3.8%
Executive compensation	(0.3)%	—%
Other	(0.7)%	0.3%
Stock-based compensation	(0.9)%	(0.4)%
Goodwill impairment	—%	(5.6)%
IRC Section 338(h)(10) election	—%	4.7%
Change in valuation allowance	(52.7)%	(0.2)%
Effective tax rate	(38.3)%	23.6%
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. As of December 31, 2023, management has evaluated the realizability of the Company’s deferred tax assets and recorded a valuation allowance against the Company’s federal and state deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized based on the evidence evaluated.
The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. In estimating future taxable income, the Company relies upon assumptions and estimates about future activities, including the amount of future federal and state pretax operating income that the Company will generate; the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. Accordingly, a valuation allowance of $93.6 million has been established against the Company’s deferred tax assets. Management reevaluates the positive and negative evidence each period.

($ in millions)	2023	2022
Valuation allowance as of beginning of the year	$0.7	$—
Increases recorded to income tax provision	92.9	0.7
Decreases recorded as a benefit to income tax provision	—	—
Valuation allowance as of end of year	$93.6	$0.7
As of December 31, 2023 and 2022, the Company has federal net operating loss carryforwards of $112.4 million and $73.2 million, all of which were generated in years ending after December 31, 2017 and can be carried forward indefinitely. As of December 31, 2023, the Company had state net operating loss carryforwards of $64.8 million, a portion of which begin to expire in 2029. As a result of various ownership changes, the Company’s federal and state net operating losses are subject to limitations under Internal Revenue Code (“IRC”) Section 382. Pursuant to the Company’s Section 382 analysis, the net operating losses generated prior to 2017 were determined to be not realizable as they arose from a different trade or business and were written off as part of the Company’s income tax expense for 2022.
The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. Based on the statutes of limitations in the applicable jurisdictions in which the Company operates, tax years 2018 through 2022 remain open to examination by the U.S. federal and state taxing jurisdictions, as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (“IRS”) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress for any tax years.

NOTE 14 – LOSS PER SHARE
For purposes of the loss per share calculation for 2023, 394,161 unvested RSUs, 825,000 Performance Options, 801 stock options, Oaktree Warrants to purchase 1,212,121 shares of Class B common stock, and 1,302,004 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect was antidilutive. In addition, the common stock warrants discussed in Note 11 that expired during the year were antidilutive and excluded from the loss per share calculation for the entire year.
For purposes of the loss per share calculation for 2022, 588,948 unvested RSUs, 2,380 stock options, warrants to purchase 1,212,121 shares of Class B Common Stock, other warrants to purchase 16,531 shares of Class B Common Stock and 982,107 shares of Class B Common Stock issuable in connection with convertible debt are considered common stock equivalents but were excluded from the calculation of diluted net loss per share attributable to common stockholders as the effect was antidilutive.

NOTE 15 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity:

($ in millions)	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$66.0	$49.4
Cash paid for taxes, net	1.0	6.6
Non-cash Investing and Financing Activities:
Capital expenditures included in debt	2.1	—
Common stock issued for acquisition	—	26.5
Fair value of warrants issued as financing costs	6.1	—
For supplemental cash flow information related to leases, see Note 10.
The following table provides a reconciliation of cash and restricted cash as of December 31 reported within the accompanying consolidated balance sheets that sum to the amounts shown in the accompanying consolidated statements of cash flows:

($ in millions)	2023	2022
Cash and cash equivalents	$58.9	$46.8
Restricted cash(1)	18.1	10.0
Cash reported in assets of discontinued operations(2)	—	1.8
Total cash and restricted cash	$77.0	$58.6

(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s various floorplan lines of credit and the RumbleOn Finance line of credit before it was repaid in January 2024.
(2)At the beginning of 2022, cash of discontinued operations was $2.5 million.

NOTE 16 – FAIR VALUE MEASUREMENTS
Fair Value of Measurements Using Level 3 Inputs on a Non-recurring Basis
In connection with the Company’s 2023 annual goodwill and indefinite-lived intangible assets impairment assessment, the Company recognized non-cash impairment charges of $23.1 million and $37.0 million to reduce the carrying values of goodwill and franchise rights, respectively, to their fair values, in the Powersports reporting unit.
In 2022, the Company recognized non-cash impairment charges of $218.6 million and $105.7 million to reduce the carrying value of the goodwill and franchise rights, respectively, to their fair values, in the Powersports reporting unit and $26.0 million to write off the goodwill in the now discontinued automotive business.
In addition, assets acquired and liabilities assumed in business combinations were recorded at their fair values as of the acquisition date.

NOTE 17 – RELATED PARTY TRANSACTIONS
Backstop Purchase
On December 8, 2023, under the terms of the Standby Purchase Agreement dated as of August 8, 2023, as amended (the “Purchase Agreement”), among the Company, Mark Tkach (“Tkach”), William Coulter (“Coulter”) and Stone House Capital Management, LLC, a Delaware limited liability company d/b/a Stone House Partners (“Stone House” and, collectively with Tkach and Coulter, the “Standby Purchasers”), the Company issued and sold to the Standby Purchasers 3,443,289 shares of Class B common stock at an exercise price of $5.50 per share (the “Backstop Securities”) for an aggregate purchase price of approximately $18.9 million (the “Backstop Purchase”). The Backstop Securities represent the shares of the Company’s Class B common stock that remained unsubscribed for by the shareholders of the Company as of the expiration of the subscription period of the Company’s rights offering. Coulter and Tkach are directors and former executive officers of the Company. Subject to the terms and conditions of the Purchase Agreement, the Company agreed to provide Stone House with the right to designate one nominee to the Board of Directors of the Company not later than 60 days after the date of the Purchase Agreement. Mark Cohen, managing member of Stone House, was appointed as a director pursuant to the board nomination right granted to Stone House under the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company agreed to reimburse the Standby Purchasers for the reasonable out-of-pocket costs and expenses incurred by them in connection with the negotiation, execution and delivery of the Purchase Agreement and the transactions contemplated thereby, including reasonable and documented fees and disbursements of counsel to each Standby Purchaser. The Company did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the Backstop Securities.

Proxy Settlement Agreement and Related Transactions

    In 2023, certain disputes arose between Tkach and Coulter, on the one hand, who are holders of greater than 5% of our outstanding common stock, and the Company and the then serving members of the Company’s management, on the other hand, which led Tkach and Coulter to submit a notice of intent to make nominations and submit proposals for consideration at our 2023 annual stockholder meeting (the “2023 Annual Meeting”). On June 15, 2023, the Company reached a binding settlement agreement with Coulter and Tkach relating to the matters in dispute, which was reflected in a binding term sheet (the “Term Sheet”). Pursuant to the Term Sheet, the Company agreed to take certain corporate governance actions, including selecting Tkach as a director and naming Coulter as a Board observer until the 2023 Annual Meeting, and nominating Coulter for election as a director at the 2023 Annual Meeting, and, for a period of 90 days following execution of the Term Sheet (the “Standstill Agreement Period”), Coulter and Tkach agreed to vote as recommended by the Board at any annual meeting or special meeting of the Company’s stockholders, and to refrain from calling any special meetings of the Company’s stockholders, granting or soliciting proxies (other than to named proxies included in the Company’s proxy card for any stockholder meeting), or making any nominations or proposals at any annual or special meetings of stockholders. The Company also agreed to reimburse the reasonable, documented, out of pocket advisor fees and expenses incurred by Coulter and Tkach in connection with their proxy contest, which were estimated to be $2.5 million.

On June 30, 2023, the Company entered into a Cooperation Agreement with Coulter and Tkach, formalizing the parties’ agreements under the Term Sheet. Following Tkach’s initial term on the Board, the Cooperation Agreement provided for an appointment as a Board observer until such time as he was appointed as a director. Pursuant to the Cooperation

Agreement, Coulter and Tkach have unrestricted access to attend and participate in any meetings of the Board or any committee thereof held while an observer to the Board. Substantially all of the terms of the Term Sheet and the Cooperation Agreement have been implemented, and the Company is not aware of any actions remain to be taken that are likely to lead to a material dispute among the parties as to the performance of their respective obligations thereunder.
Leases
The Company leases 24 properties consisting of dealerships and offices from related parties. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The initial aggregate base rent payment for all 24 leases was approximately $1.2 million per month. Each lease commenced a 20-year term on September 1, 2021 and contains an annual 2% increase on base rent. See Note 10 for the right-of-use assets and liabilities associated with the related party leases.
In 2024, an additional related-party operating lease with a 20-year term was entered into for a property in Tallahassee, Florida, with initial annual base rate payments totaling approximately $0.4 million that increase 2% per year. This lease contains a purchase option.
Employment of Immediate Family Members
Coulter had one immediate family member who was employed by the Company until August 30, 2022 who received gross pay of $0.3 million, including the income from vested RSUs under the Plan during 2022. No payments were made in 2023.
Tkach has three immediate family members that were, or continue to be, employed by the Company. One of these family members was employed by the Company until February 21, 2022 and received aggregate gross pay of $0.1 million in 2022 and nothing in 2023. The second family member received aggregate gross pay of $0.5 million in 2023 and $0.4 million in 2022, including the income from vested RSUs under the Plan. The third family member received aggregate gross pay of $0.2 million in 2023 and $0.2 million in 2022.
Payments to Coulter Management Group LLLP
The Company remitted $0.1 million in 2023 and $0.3 million in 2022 to Coulter Management Group LLLP, an entity owned by Coulter. These payments were made to cover certain proportionate costs of the Company, including health plan and IT contract expenses that were shared among Coulter Management and the RideNow entities for a period of time after the acquisition.
Bidpath Software License
On January 19, 2022, the Audit Committee approved, and the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a former director of the Company, that provided the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for our inventory management platform, and (ii) support and maintenance services, all of which remained in development prior to Company’s termination of the contract effective August 31, 2023, pursuant to the contract’s terms.
The Company made no payments for the licenses in 2023 and paid $3.6 million in 2022. The Company paid Bidpath for support and maintenance services totaling $0.2 million in 2023 and $0.4 million in 2022. Upon termination of the contract, we recorded a $2.6 million impairment for the remaining amount of capitalized costs.
Ready Team Grow, LLC
The Company paid $0.1 million in 2023 and $0.2 million in 2022 to Ready Team Grow, LLC for employee recruiting services. This entity is owned by the domestic partner of the Company’s former CEO, Marshall Chesrown. The Company’s use of the entity ended in 2023.
Promissory Notes
In connection with the acquisition of RideNow in 2021, the Company assumed two promissory notes of $2.2 million as of the acquisition date due to entities controlled by Coulter and/or Tkach. Amounts due under these two promissory notes had been paid in full as of December 31, 2022.
Payments to RideNow Management, LLLP

On June 27, 2022, the Company repaid a loan of $0.7 million to RideNow Management LLLP, an entity owned equally by Coulter and Tkach.
RideNow Reinsurance Products
The Company sells extended service contracts, prepaid maintenance, GAP insurance, theft protection and tire and wheel products on vehicles sold to customers. Affiliate reinsurance companies previously controlled by and owned primarily by directors who were formerly executive officers of the Company participated in the profits of these products sold through the RideNow locations. The Company paid approximately $0.1 million to these affiliated companies during 2022. The related party relationship ended February 1, 2022.

NOTE 18 - SEGMENT REPORTING
Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Our operations are organized by management into operating segments by line of business. Subsequent to the disposal of the automotive reportable segment, we have determined that we have two reportable segments as defined in GAAP for segment reporting: powersports and vehicle transportation services. Our powersports segment consists of the sale and distribution of new and pre-owned vehicles, principally consisting of motorcycles and other powersports vehicles. Our vehicle transportation services segment provides nationwide transportation brokerage services between dealerships and auctions. Our vehicle transportation services reportable segment has been determined to represent one operating segment and reporting unit. The accounting policies of the segments are the same and are described in Note 1.
The following table summarizes revenue, operating income (loss) from continuing operations, depreciation and amortization, and interest expense which are the measures by which management allocates resources to its continuing segments to each of our reportable segments.

($ in millions)	Powersports	Vehicle Transportation Services	Eliminations	Total
2023
Revenue from external customers	$1,310.2	$56.2	$—	$1,366.4
Revenue from other operating segments(1)	—	0.4	(0.4)	—
Goodwill and franchise rights impairment charge	(60.1)	—	—	(60.1)
Operating income (loss)	(75.2)	5.7	—	(69.5)
Depreciation and amortization	22.0	—	—	22.0
Interest expense	77.2	—	—	77.2

2022
Revenue from external customers	$1,404.9	$54.0	$—	$1,458.9
Revenue from other operating segments(1)	—	3.3	(3.3)	—
Goodwill and franchise rights impairment charge	(324.3)	—	—	(324.3)
Operating income (loss)	(265.0)	4.9	—	(260.1)
Depreciation and amortization expense	23.0	—	—	23.0
Interest expense	52.1	—	—	52.1
(1) Primarily revenue from the automotive segment, which is reported as discontinued operations.
Total assets by operating segment as of December 31 were as follows:

($ in millions)	Powersports	Vehicle Transportation Services	Eliminations(1)	Discontinued Operations	Total
Total assets at December 31, 2023	$1,766.3	$4.0	$(844.0)	$—	$926.3
Total assets at December 31, 2022	$1,872.2	$3.9	$(860.3)	$11.4	$1,027.2

(1)Related to the acquisitions of Wholesale, Inc. and Express, RideNow, and Freedom Powersports, and receivables and other balances for intercompany activities.

NOTE 19 - DISCONTINUED OPERATIONS
In the fourth quarter of 2022, the Company announced plans to wind down its automotive business. As of June 30, 2023, the Company had completed all substantial activities pertaining to the wind down of its automotive business, which represented a strategic shift having a major effect on our operations and financial results.

We have reclassified all direct revenues, costs, and expenses related to commercial operations of the wholesale automotive business, within loss from discontinued operations in the Consolidated Statements of Operations for all periods presented. We have not allocated any amounts for shared general and administrative operating support expenses to discontinued operations. While ASC 205-20 does not explicitly require assets and liabilities of a discontinued operation to be separately presented in prior periods when the disposal is other than by sale, we have presented related assets and liabilities as assets and liabilities of discontinued operations in our Consolidated Balance Sheets.

Discontinued operations consisted of the following:

($ in millions)	2023	2022
Revenue	$24.7	$334.4
Cost of sales	23.7	323.4
Gross profit	1.0	11.0
SG&A expenses	2.0	11.9
Impairment of goodwill	—	26.0
Depreciation and amortization	—	0.1
Loss from operations of discontinued automotive segment	(1.0)	(27.0)
Interest expense	0.2	1.7
Other income	0.1	0.1
Loss from discontinued operations before income taxes	(1.1)	(28.6)
Income tax provision (benefit)	—	(0.6)
Loss from discontinued operations	$(1.1)	$(28.0)
The following table presents the carrying amounts of the assets and liabilities of discontinued operations, all of which were current, as of December 31:

($ in millions)	2023	2022
Cash	$—	$1.8
Accounts receivable, net	—	1.3
Inventory	—	8.3
Total assets of discontinued operations	$—	$11.4

Accounts payable and accrued expenses	$0.3	$3.1
Vehicle floor plan payable	—	5.3
Total liabilities of discontinued operations	$0.3	$8.4

NOTE 20 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2023 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
As previously disclosed, the Company is conducting an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources. The investigation remains ongoing and as of the date of this filing, the Company has made no final determination as to what action to take. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letter. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50 million, punitive damages, attorney's fees and litigation costs. We intend to defend these claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
During the year ended December 31, 2022, the Company incurred $8.4 million in charges for a settlement reached with former minority shareholders of RideNow. The charges were expensed as incurred and are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floorplan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit was $10.6 million. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.