Form 10-Q
period 2024-03-31
RumbleOn, Inc.
filed 2024-05-08
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number: 001-38248

RumbleOn, Inc. (Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 W Walnut Hill Lane, Suite 110A Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 6, 2024 was 35,207,240 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 6, 2024.

QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash	$50.3	$58.9
Restricted cash	13.1	18.1
Accounts receivable, net	33.5	50.3
Inventory, net	353.7	347.5
Prepaid expense and other current assets	3.8	6.0
Total current assets	454.4	480.8
Property and equipment, net	74.9	76.8
Right-of-use assets	165.4	163.9
Franchise rights and other intangible assets	202.5	203.3
Other assets	1.5	1.5
Total assets	$898.7	$926.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$72.1	$68.1
Vehicle floor plan notes payable	300.2	291.3
Current portion of long-term debt	39.2	35.6
Total current liabilities	411.5	395.0
Long-term liabilities:
Long-term debt, net of current maturities	206.0	238.7
Operating lease liabilities	136.4	134.1
Other long-term liabilities, including finance lease obligation	52.1	52.9
Total long-term liabilities	394.5	425.7
Total liabilities	806.0	820.7
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 35,153,241 and 35,071,955 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	688.6	701.0
Accumulated deficit	(591.6)	(591.1)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	92.7	105.6
Total liabilities and stockholders' equity	$898.7	$926.3
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Powersports vehicles	$214.8	$233.3
Parts, service and accessories	52.9	59.1
Finance and insurance, net	25.8	27.2
Vehicle transportation services	14.3	14.8
Total revenue	307.8	334.4

Cost of revenue:
Powersports vehicles	185.1	201.0
Parts, service and accessories	29.3	31.8
Vehicle transportation services	10.8	11.3
Total cost of revenue	225.2	244.1

Gross profit	82.6	90.3

Selling, general and administrative	73.9	86.3
Depreciation and amortization	3.5	4.7

Operating income (loss)	5.2	(0.7)

Floor plan interest expense	(4.0)	(2.5)
Other interest expense	(12.1)	(15.1)
Other income	0.3	—

Loss from continuing operations before income taxes	(10.6)	(18.3)

Income tax provision (benefit)	(0.3)	(1.6)
Loss from continuing operations	(10.3)	(16.7)
Loss from discontinued operations	—	(0.2)
Net loss	$(10.3)	$(16.9)

Weighted average shares - basic and diluted	35,133,414	16,224,122

Loss from continuing operations per share - basic and diluted	$(0.29)	$(1.03)
Loss from discontinued operations per share - basic and diluted	$—	$(0.01)
Net loss per share - basic and diluted	$(0.29)	$(1.04)
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Stockholders' Equity
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders' Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	81,286	1.4	—	—	—	1.4
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(10.3)	—	—	(10.3)
March 31, 2024	50,000	35,153,241	$688.6	$(591.6)	123,089	$(4.3)	$92.7

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders' Equity
	Class A	Class B			Shares	Amount
December 31, 2022	50,000	16,184,264	$585.9	$(375.6)	123,089	$(4.3)	$206.0
Stock-based compensation	—	111,471	2.9	—	—	—	2.9
Net loss	—	—	—	(16.9)	—	—	(16.9)
March 31, 2023	50,000	16,295,735	$588.8	$(392.5)	123,089	$(4.3)	$192.0

See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10.3)	$(16.9)
Less: Loss from discontinued operations	—	(0.2)
Loss from continuing operations	(10.3)	(16.7)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3.5	4.7
Amortization of debt issuance costs	2.2	2.3
Stock-based compensation	1.4	2.9
Deferred taxes	(0.4)	(1.7)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16.8	(4.3)
Inventory	(6.2)	1.2
Prepaid expenses and other current assets	2.2	2.6
Other liabilities	0.4	1.7
Accounts payable and accrued liabilities	4.1	2.9
Floor plan trade note borrowings	(10.7)	13.4
Net cash provided by operating activities	3.0	9.0
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	—	(3.3)
Purchase of property and equipment	(1.0)	(1.9)
Technology development	(0.1)	(0.5)
Net cash used in investing activities	(1.1)	(5.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(35.3)	(4.0)
Increase (decrease) in borrowings from non-trade floor plans	19.6	4.0
Proceeds from debt	0.5	—
Other financing	(0.3)	—
Net cash provided by (used in) financing activities	(15.5)	—
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in discontinued operations	—	(0.1)
NET CHANGE IN CASH AND RESTRICTED CASH	(13.6)	3.2
Cash and restricted cash at beginning of period	77.0	58.6
Cash and restricted cash at end of period	$63.4	$61.8
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Unless the context requires otherwise, references in these financial statements to “RumbleOn,” the “Company,” “we,” “us,” and “our” refer to RumbleOn, Inc. and its consolidated subsidiaries.
RumbleOn, Inc. is headquartered in the Dallas Metroplex and completed its initial public offering in 2017. We operate primarily through two operating segments, which are also our reportable segments for segment reporting: our powersports dealership group and Wholesale Express, LLC (“Express”), a transportation services provider. We were incorporated in 2013. We have grown primarily through acquisition, the largest to date being our 2021 acquisition of the RideNow business followed by our 2022 acquisition of the Freedom Powersports business. These acquisitions added 54 powersports dealerships to our Company.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services ("F&I"), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of March 31, 2024, we operated 54 retail locations with powersports franchises (motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Express provides asset-light brokerage services facilitating automobile transportation primarily between and among dealers. We provide services focused on pre-owned vehicles to clients in all 50 states through our established network of pre-qualified carriers.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. The condensed consolidated financial statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation. In particular, the financing lease obligation was reclassified from debt to other long-term liabilities on the consolidated balance sheet.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Adoption of New Accounting Standards
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
On January 1, 2024, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, using the modified retrospective method. As a result of this adoption, the Company de-recognized the remaining unamortized debt discount of $3.7 million on its 6.75% convertible secured senior notes and therefore no longer recognizes any amortization of such debt discount as interest expense. Upon adoption of ASU 2020-06, the Company reclassified the $3.7 million unamortized debt discount from additional paid-in-capital to long-term debt and also recorded a $9.8 million cumulative adjustment credit to retained earnings for amortization from the issuance date through January 1, 2024 with an offset to additional paid-in-capital. The impact of our adoption of this standard was $0.02 per share for the three months ended March 31, 2024, which reflected the reduction of non-cash interest expense. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Recent Pronouncements Not Yet Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Issued in November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for us for fiscal year 2024 and interim periods beginning in 2025, with early adoption permitted. We will adopt this standard beginning with our 2024 Annual Report on Form 10-K. We expect this ASU to only impact our disclosures, which will be made on a retrospective basis, with no impacts to our results of operations, cash flows and financial condition.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Issued in December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

NOTE 2 –REVENUE
The significant majority of the Company’s revenue is from contracts with customers. In the following tables, revenue is disaggregated by major lines of goods and services and timing of transfer of goods and services. We have determined that these categories depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.

($ in millions)	Three Months Ended March 31,
	2024	2023
Revenue
New vehicles	$155.0	$156.4
Pre-owned vehicles	59.8	76.9
Total powersports vehicles	214.8	233.3

Parts, service and accessories	52.9	59.1
Finance and insurance, net	25.8	27.2
Vehicle transportation services	14.3	14.8
Total revenue	$307.8	$334.4

Timing of revenue recognition
Goods and services transferred at a point in time	$275.7	$303.7
Good and services transferred over time	32.1	30.7
Total revenue	$307.8	$334.4

NOTE 3 – DEBT
Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

($ in millions)	March 31, 2024	December 31, 2023
Term Loan Credit Agreement due August 2026	$226.0	$248.7
Convertible senior 6.75% promissory notes due January 2025	38.8	38.8
RumbleOn Finance line of credit(1)	—	12.2
Fleet notes and other	2.0	2.1
Total principal amount	266.8	301.8
Less: unamortized debt issuance costs(2)	(21.6)	(27.5)
Total long-term debt	245.2	274.3
Less: Current portion of long-term debt	(39.2)	(35.6)
Long-term debt, net of current portion	$206.0	$238.7
(1) Terminated after it was paid in full.
(2) Amount at December 31, 2023 included $3.7 million of unamortized debt discount associated with the convertible senior 6.75% promissory notes that was derecognized in conjunction with the Company's adoption of ASU 2020-06 as of January 1, 2024. See Note 1.
Vehicle floor plan notes payable as of March 31, 2024 and December 31, 2023 were as follows:

($ in millions)	March 31, 2024	December 31, 2023
Floor plan notes payable - trade	$91.2	$101.9
Floor plan notes payable - non-trade	209.0	189.4
Floor plan notes payable	$300.2	$291.3

Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent. Other than certain interest that is payable in kind ("PIK") at the Company's option, no additional amounts are available to be borrowed under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that an additional 0.5% of PIK interest will accrue through June 30, 2024. At the Company’s option, one percent (1.00%) of such interest may be payable in kind. The interest rate on March 31, 2024, was 14.19%, including the additional 0.5% of PIK interest.
Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Credit Agreement.
During the quarter ended March 31, 2024, the Company repaid $23.0 million in principal under the Credit Agreement and incurred $10.4 million of interest expense, $2.2 million of which represented amortization of the debt discount and deferred financing costs, and $0.3 million that was paid in kind. Interest expense for the quarter ended March 31, 2023 was $12.9 million, including amortization of the debt discount and deferred financing costs of $1.6 million. The Company provided customary representations and covenants under the Credit Agreement, which include financial covenants and collateral performance covenants. The Company was in compliance with the covenants under the Credit Agreement as of March 31, 2024.
Convertible Senior 6.75% Promissory Notes
The Company incurred interest expense related to the convertible notes of $0.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, including amortization of the debt discount of $0.7 million for the 2023 period. There was no such amortization in 2024. See Note 1 for discussion of the adoption of ASU 2020-06.
RumbleOn Finance Line of Credit
As disclosed in the consolidated financial statements in our 2023 10-K, on January 2, 2024, the Company repaid the entire balance due under this loan from cash proceeds from the 2023 sale of the loan portfolio held at RumbleOn Finance. This line of credit was then terminated.
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
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates while pre-owned vehicle floor plan facilities are based on prime or SOFR. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of March 31, 2024 was $449.5 million, of which $300.2 million was used.
The Company has a Floor Plan Line with J.P. Morgan (the “JPM Credit Line”) that terminates October 25, 2024. Advances under the JPM Credit Line are limited to $47.5 million as of March 31, 2024.

NOTE 4 – STOCK-BASED COMPENSATION
The following table reflects the Company's stock-based compensation expense:

($ in millions)	Three Months Ended March 31,
	2024	2023
Restricted Stock Units	$1.2	$2.9
Stock Options	0.2	—
Total stock-based compensation	$1.4	$2.9
On March 19, 2024, the Company made its annual grant with a total fair value of $2.3 million to eligible employees consisting of 238,577 time-based RSUs and 228,042 performance-based RSUs. The time-based RSU vest annually over a three-year period and were valued at the prior day's closing price of RMBL Class B Common Stock of $5.71 per share. The performance-based RSUs vest if and when certain target stock prices are reached and maintained for a minimum 30 trading days within three years from the grant date. The $3.91 average per-share fair value of the performance-based RSUs was determined using a Monte Carlo model.

NOTE 5 – INCOME TAXES
The Company recognized a tax benefit of $0.3 million for the three months ended March 31, 2024, representing an effective income tax rate of 2.8%. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate was primarily due to state income tax, the tax effect of non-deductible executive compensation and a change in the valuation allowance for federal and state tax purposes.
The Company recognized a tax benefit of $1.6 million for the three months ended March 31, 2023, representing an effective income tax rate of 8.8%. The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for the three months ended March 31, 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation vesting in the quarter.

NOTE 6 – LOSS PER SHARE
The following common stock equivalents were anti-dilutive and were excluded from the calculations of loss per share for the respective periods:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock units	787,415	1,323,598
Warrants to purchase shares of Class B Common Stock	1,212,121	1,228,652
Shares issuable in connection with 6.75% convertible senior notes	1,302,004	982,107
Vested stock options	801	2,340
Performance stock options	825,000	—

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in millions)	2024	2023
Cash paid for interest	$14.7	$15.8
Cash paid for (refunds from) taxes	(1.6)	—
Cash payments for operating leases	7.5	7.0
Right-of-use assets obtained in exchange for operating lease liabilities	4.8	2.8
Capital expenditures and technology development costs included in accounts payable and other current liabilities	—	0.1
Capital expenditures included in debt	—	0.5
The following table shows the cash and restricted cash balances for the Statements of Cash Flows:

(S in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Cash	$50.3	$58.9	$51.8
Restricted cash(1)	13.1	18.1	10.0
Total cash, cash equivalents, and restricted cash	$63.4	$77.0	$61.8

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
NOTE 8 – RELATED-PARTY TRANSACTIONS
Leases
The Company has operating leases from related parties for 25 properties consisting of dealerships and offices, one of which contains an option to purchase a property at or above its fair market value subject to the terms of the lease. Each of these related-party leases is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by William Coulter and/or Mark Tkach, as the landlord. Mr. Coulter and Mr. Tkach are directors and former executive officers of the Company. These leases have an initial 20-year term and contain annual 2% increases on base rent. Rent expense associated with these related-party operating leases was $4.7 million and $4.6 million during the three months ended March 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations.
The following table provides the amounts for related party leases that are included on the balance sheets:

($ in millions)	March 31, 2024	December 31, 2023
Right-of-use assets	$111.9	$108.5
Current portion of operating lease liabilities(1)	14.3	14.2
Long-term portion of operating lease liabilities	99.6	96.2
(1) Included in accounts payable and other current liabilities.

Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as a salaried employee and one as a commissioned sales representative. The salaried employee's annual base salary exceeds $120,000; however, he is not in an officer capacity, and all compensation-related decisions were made in a manner that is consistent with internal practices and policies for both employees.

NOTE 9 - SEGMENT INFORMATION

($ in millions)	Powersports	Vehicle Transportation Services	Eliminations(1)	Total
Three Months Ended March 31, 2024
Revenue from external customers	$293.5	$14.3	$—	$307.8
Operating income (loss)	3.8	1.4	—	5.2
Depreciation and amortization	3.5	—	—	3.5
Interest expense(2)	16.1	—	—	16.1

Three Months Ended March 31, 2023
Revenue from external customers	319.6	14.8	—	334.4
Revenue from other operating segments(1)	—	0.2	(0.2)	—
Operating income (loss)	(2.1)	1.4	—	(0.7)
Depreciation and amortization	4.7	—	—	4.7
Interest expense(2)	17.6	—	—	17.6

Total Assets by Segment
March 31, 2024	1,697.3	4.8	(803.4)	898.7
December 31, 2023	1,766.3	4.0	(844.0)	926.3
(1) Primarily revenue from the automotive segment, which is reported as discontinued operations.
(2) Includes floor plan interest and other interest expense.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2024, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of March 31, 2024 was $10.5 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2023 Form 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. Terms not defined in this MD&A have the meanings ascribed to them in the condensed consolidated financial statements. Unless otherwise noted, comparisons are of results for the quarter ended March 31, 2024 to the quarter ended March 31, 2023.
Overview
RumbleOn, Inc. operates primarily through two operating segments: our powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions, the largest to date being our 2021 acquisition of the RideNow business followed by our 2022 acquisition of the Freedom Powersports business. These acquisitions added 54 powersports dealerships to our Company.
Powersports Segment
Our powersports segment is the largest powersports retail group in the United States (as measured by reported revenue, major unit sales and dealership locations), offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of March 31, 2024, we operated 54 retail locations consisting of hundreds of powersports franchises (representing various brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Our powersports retail distribution locations represent all major manufacturers, or OEMs, and their representative brands, including those listed below.

Powersports’ Representative Brands
Benelli	Indian Motorcycles	Segway Powersports
BMW	Karavan Trailers	Ski-Doo
Can-Am	Kawasaki	Speed/UTV
CF Moto	Kayo	SSR
Club Car	KTM	Suzuki
Continental Trailers	Lynx (Snowmobiles)	Tidewater Boats
Cub Cadet	MAGICTILT Trailers	Timbersled (snow bikes)
Ducati	Manitou	Triton Trailers
Gas-Gas	Mercury (boat engines)	Yamaha
Harley-Davidson	Polaris	Yamaha Marine
Honda	Royal Enfield	Zieman Trailers
Husqvarna	Sea-Doo

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
Vehicles Sold
We define vehicles sold as the number of vehicles sold through retail and wholesale channels in each period. Vehicles sold is the primary driver of our revenue and gross profit. Vehicles sold also impacts complementary revenue streams, such as F&I and PSA. Vehicles sold increases our base of customers and improves brand awareness, which can lead to future sales.
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
Results of Operations

	Three Months Ended March 31,
($ in millions)	2024	2023	$ Change	% Change
Revenue
Powersports vehicles	$214.8	$233.3	$(18.5)	(7.9)%
Parts, services, and accessories	52.9	59.1	(6.2)	(10.5)%
Finance and insurance, net	25.8	27.2	(1.4)	(5.1)%
Vehicle transportation services	14.3	14.8	(0.5)	(3.4)%
Total Revenue	307.8	334.4	(26.6)	(8.0)%
Gross Profit
Powersports	29.7	32.2	(2.5)	(7.8)%
Parts, services, and accessories	23.6	27.3	(3.7)	(13.6)%
Finance and insurance, net	25.8	27.2	(1.4)	(5.1)%
Vehicle transportation services	3.5	3.6	(0.1)	(2.8)%
Total Gross Profit	82.6	90.3	(7.7)	(8.5)%
SG&A Expenses	73.9	86.3	(12.4)	(14.4)%
Depreciation and amortization	3.5	4.7	(1.2)	(25.5)%
Operating Income (Loss)	5.2	(0.7)	5.9	NM
Floor plan interest expense	4.0	2.5	1.5	60.0%
Other interest expense	12.1	15.1	(3.0)	(19.9)%
Other income (expense)	0.3	—	0.3	NM
Loss from continuing operations before income taxes	(10.6)	(18.3)	7.7	(42.1)%
Income tax provision (benefit)	$(0.3)	(1.6)	1.3	(81.3)%
Income (loss) from continuing operations	$(10.3)	$(16.7)	$6.4	(38.3)%
_________________________
NM = not meaningful

Powersports ($ in millions except per unit)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue
New retail vehicles	$155.0	$156.4	$(1.4)	(0.9)%
Pre-owned vehicles:
Retail	54.0	70.2	(16.2)	(23.1)%
Wholesale	5.8	6.7	(0.9)	(13.4)%
Total pre-owned vehicles	59.8	76.9	(17.1)	(22.2)%
Finance and insurance, net	25.8	27.2	(1.4)	(5.1)%
Parts, service, accessories	52.9	59.1	(6.2)	(10.5)%
Total revenue	$293.5	$319.6	$(26.1)	(8.2)%

Gross Profit
New retail vehicles	$19.2	$23.8	$(4.6)	(19.3)%
Pre-owned vehicles:
Retail	10.5	9.3	1.2	12.9%
Wholesale	(0.1)	(0.8)	0.7	(87.5)%
Total pre-owned vehicles	10.4	8.5	1.9	22.4%
Finance and insurance	25.8	27.2	(1.4)	(5.1)%
Parts, service, accessories	23.6	27.3	(3.7)	(13.6)%
Total gross profit	$79.1	$86.7	$(7.6)	(8.8)%

Vehicle Unit Sales
New retail vehicles	10,503	10,436	67	0.6%
Pre-owned vehicles:
Retail	5,005	5,781	(776)	(13.4)%
Wholesale	1,077	1,004	73	7.3%
Total pre-owned vehicles	6,082	6,785	(703)	(10.4)%
Total vehicles sold	16,585	17,221	(636)	(3.7)%
Total retail vehicles sold	15,508	16,217	(709)	(4.4)%

Revenue per vehicle
New retail vehicles	$14,754	$14,982	$(228)	(1.5)%
Pre-owned vehicles:
Retail	10,784	12,152	(1,368)	(11.3)%
Wholesale	5,418	6,657	(1,239)	(18.6)%
Total pre-owned vehicles	9,834	11,339	(1,505)	(13.3)%
Finance and insurance, net	1,664	1,679	(15)	(0.9)%
Parts, service, accessories	3,411	3,642	(231)	(6.3)%
Total revenue per retail vehicle	$18,547	$19,294	$(747)	(3.9)%

Gross Profit per vehicle
New vehicles	$1,831	$2,278	$(447)	(19.6)%
Pre-owned vehicles	1,716	1,249	467	37.4%
Finance and insurance, net	1,664	1,679	(15)	(0.9)%
Parts, service, accessories	1,522	1,682	(160)	(9.5)%
Total gross profit per vehicle(1)	5,099	5,349	(250)	(4.7)%

(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total Powersports revenue decreased by $26.1 million in the first quarter of 2024, with the majority of the decrease coming from sales of pre-owned retail vehicles and PSA. Pre-owned retail unit sales were down 13.4%, and revenue per pre-owned retail vehicles sold was down 11.3%. Demand for pre-owned units was impacted by the broad availability of new retail vehicles, with unit sales of new retail vehicles increasing slightly.
The total number of vehicles sold decreased by 636 to 16,585. Overall, the average revenue per retail vehicle sold decreased $747, primarily driven by more competitive macroeconomic conditions.
Gross Profit
Total powersports gross profit decreased $7.6 million. Lower gross profit for new retail vehicles, F&I and PSA drove the decline in gross profit, and was partially offset by improved gross profit for pre-owned vehicles. Competitive pressures resulted in lower pricing and compressed gross profit for new units.
Gross profit per vehicle decreased by $250 to $5,099. The decrease is primarily attributable to the competitive pressures of new vehicles, particularly with the mix skewed toward new vehicles.
Vehicle Transportation Services

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue ($ in millions)	$14.3	$14.8	$(0.5)	(3.4)%
Gross Profit ($ in millions)	$3.5	$3.5	$—	—%
Vehicles transported	24,637	23,608	1,029	4.4%
Revenue per vehicle transported	$580	$629	$(49)	(7.8)%
Gross Profit per vehicle transported	$142	$152	$(10)	(6.6)%
Vehicles transported grew 4.4% with 3.4% lower revenue and gross profit flat with first quarter last year, as we focused on gaining volume and leveraging our costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
($ in millions)	2024	2023	Change
Compensation and related costs	$42.0	$51.0	$(9.0)
Facilities	11.4	11.6	(0.2)
General and administrative	9.4	9.8	(0.4)
Advertising, marketing and selling	5.9	5.8	0.1
Professional fees	3.3	3.8	(0.5)
Stock-based compensation	1.4	2.9	(1.5)
Technology and software	0.5	1.4	(0.9)
Total SG&A expenses	$73.9	$86.3	$(12.4)
Total SG&A as a % of gross profit	89.5%	95.6%	(610)	bps
Selling, general and administrative (“SG&A”) expenses decreased $12.4 million primarily due to our cost savings initiatives that were implemented in 2023, including a workforce reduction and the absorption of certain outside services by our internal team. As a percentage of gross profit, SG&A improved 610 basis points.

Depreciation and Amortization
Depreciation and amortization decreased by $1.2 million for the three months ended March 31, 2024, as compared to the same period in 2023. The overall decrease is primarily driven by lower amortization of the various non-compete agreements resulting from prior acquisitions.
Other Interest Expense
Other interest expense consists of interest and deferred financing costs on the: (i) term loan facility; (ii) finance lease entered into in September 2023; (iii) convertible senior notes; and in 2023, (iv) the ROF Consumer Finance Facility. Interest expense decreased $3.0 million as our overall borrowings were lower, including the pay down of principal on the term loan facility and the pay-off of the RumbleOn Finance consumer finance facility in early January 2024. Other interest expense was also lower due to our adoption of ASU 2020-06, as we are no longer amortizing the debt discount associated with our convertible senior notes. See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for more details on our adoption.
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
We had the following liquidity resources available as of March 31, 2024 and December 31, 2023:

($ in millions)	March 31, 2024	December 31, 2023
Cash	$50.3	$58.9
Restricted cash(1)	13.1	18.1
Total cash and restricted cash	63.4	77.0
Availability under powersports inventory financing credit facilities(1)	149.3	165.0
Committed liquidity resources available	$212.7	$242.0
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	March 31, 2024	December 31, 2023
Asset-based Short-term Financing:
Floor plan notes (financing for inventory)	$300.2	$291.3

Long-term Debt:
Term loan facility	226.0	248.7
6.75% convertible senior notes	38.8	38.8
Fleet notes and other	2.0	2.1
RumbleOn Finance secured loan facility(1)	—	12.2
Principal amount of long-term debt	266.8	301.8
Less: unamortized debt issuance costs	(21.6)	(27.5)
Total long-term debt, including current maturities	245.2	274.3

Total debt(2)	$545.4	$565.6
(1) Amount was repaid on January 2, 2024 and facility was terminated.
(2) Excludes finance lease obligations, which are included in other long-term liabilities.

The following table sets forth a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net cash provided by operating activities	$3.0	$9.0
Net cash used in investing activities	(1.1)	(5.7)
Net cash used in financing activities	(15.5)	—
Net cash used by discontinued operations	—	(0.1)
Net change in cash	$(13.6)	$3.2
Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Lower operating cash in the first quarter from lower revenue, higher inventory purchases and the net pay down of trade floor plan borrowings was partially offset by the receipt of cash from the settlement in early 2024 from the sale of the RumbleOn Finance loan portfolio and the benefits of our cost savings initiatives.
Investing Activities
Our investing activities support and expand our operations. Net cash used in investing activities decreased $4.6 million primarily because the prior year included the $3.3 million acquisition of a powersports dealership in Florida.
Financing Activities
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from any equity issuances which have been used to provide working capital and for general corporate purposes, including paying down our short-term revolving facilities. In the first quarter this year, cash used was higher primarily from debt repayments of $35.3 million that were partially offset by $19.6 million higher borrowings from non-trade floor plans. Last year's first quarter included the $4.0 million pay down of debt that was offset by increased borrowings from non-trade floor plans.

Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2023. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K.
Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our 2023 Form 10-K and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, based on the ongoing remediation of material weaknesses identified in the 2023 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:
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
Management’s Remediation Plan
In response to the material weakness discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, which include the following:

•We are committed to hiring additional accounting resources with the required technical expertise and clearly defined roles & responsibilities;
•We continue to evaluate system enhancements to automate the consolidation and elimination of intercompany transactions;
•We continue to enhance the overall review and approval process relating to elimination of intercompany transaction;
•We continue to enhance the review and approval controls related to reconciling certain accruals and accounting estimates and assumptions;
•We are in the process of conducting additional training on the Company's document retention policies;
•We are enhancing our processes around reviewing privileged access to key financial systems and ensuring appropriate segregation of duties; and
•We continue to enhance governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. A material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of these material weaknesses will be completed to provide for an effective control environment.
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2023 Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Item 5.     Other Information.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description
3.1	Amendment No. 2 to Amended and Restated Bylaws of RumbleOn, Inc., dated April 16, 2024 (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on April 19, 2024).
10.1	Form of 2024 Restricted Stock Unit Award Agreement, effective March 19, 2024*
10.2	Form of 2024 Performance Stock Unit Award Agreement, effective March 19, 2024*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RumbleOn, Inc.

Date: May 8, 2024	By:	/s/ Michael W. Kennedy
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Blake Lawson
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)