Form 10-Q
period 2024-06-30
RumbleOn, Inc.
filed 2024-08-08
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on July 30, 2024 was 35,272,485 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on July 30, 2024.

QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash	$58.1	$58.9
Restricted cash	13.0	18.1
Accounts receivable, net	35.4	50.3
Inventory, net	347.6	347.5
Prepaid expense and other current assets	2.6	6.0
Total current assets	456.7	480.8
Property and equipment, net	73.4	76.8
Right-of-use assets	162.8	163.9
Franchise rights and other intangible assets	201.6	203.3
Other assets	1.5	1.5
Total assets	$896.0	$926.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$73.2	$68.1
Vehicle floor plan notes payable	295.4	291.3
Current portion of long-term debt	39.2	35.6
Total current liabilities	407.8	395.0
Long-term liabilities:
Long-term debt, net of current maturities	208.5	238.7
Operating lease liabilities	134.1	134.1
Other long-term liabilities, including finance lease obligation	52.2	52.9
Total long-term liabilities	394.8	425.7
Total liabilities	802.6	820.7
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 35,226,730 and 35,071,955 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	690.0	701.0
Accumulated deficit	(592.3)	(591.1)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	93.4	105.6
Total liabilities and stockholders' equity	$896.0	$926.3
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Powersports vehicles	$235.0	$269.7	$449.8	$503.0
Parts, service and accessories	56.9	65.4	109.8	124.5
Finance and insurance, net	29.7	33.2	55.5	60.4
Vehicle transportation services	15.2	14.4	29.5	29.2
Total revenue	336.8	382.7	644.6	717.1

Cost of revenue:
Powersports vehicles	204.1	230.3	389.2	431.3
Parts, service and accessories	30.7	35.0	60.0	66.8
Vehicle transportation services	12.1	11.0	22.9	22.3
Total cost of revenue	246.9	276.3	472.1	520.4

Gross profit	89.9	106.4	172.5	196.7

Selling, general and administrative	71.4	100.3	145.3	186.6
Depreciation and amortization	3.1	5.3	6.6	10.0

Operating income	15.4	0.8	20.6	0.1

Other income (expense):
Floor plan interest expense	(4.3)	(3.4)	(8.3)	(5.9)
Other interest expense	(11.9)	(14.9)	(24.0)	(30.0)
Other income	—	0.1	0.3	0.1
Total other expense	(16.2)	(18.2)	(32.0)	(35.8)

Loss from continuing operations before income taxes	(0.8)	(17.4)	(11.4)	(35.7)
Income tax benefit	(0.1)	(4.6)	(0.4)	(6.2)
Loss from continuing operations	(0.7)	(12.8)	(11.0)	(29.5)
Loss from discontinued operations	—	(0.8)	—	(1.0)
Net loss	$(0.7)	$(13.6)	$(11.0)	$(30.5)

Weighted average shares - basic and diluted	35,212,103	16,462,079	35,172,759	16,343,758

Loss from continuing operations per share - basic and diluted	$(0.02)	$(0.78)	$(0.31)	$(1.81)
Loss from discontinued operations per share - basic and diluted	$—	$(0.05)	$—	$(0.06)
Net loss per share - basic and diluted	$(0.02)	$(0.83)	$(0.31)	$(1.87)
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Stockholders' Equity
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
March 31, 2024	50,000	35,153,241	$688.6	$(591.6)	123,089	$(4.3)	$92.7
Stock-based compensation	—	73,489	1.4	—	—	—	1.4
Net loss	—	—	—	(0.7)	—	—	(0.7)
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	154,775	2.8	—	—	—	2.8
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(11.0)	—	—	(11.0)
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
March 31, 2023	50,000	16,295,735	$588.8	$(392.5)	123,089	$(4.3)	$192.0
Stock-based compensation	—	269,654	4.9	—	—	—	4.9
Tax withholding for vesting of RSUs	—	—	(0.7)	—	—	—	(0.7)
Net loss	—	—	—	(13.6)	—	—	(13.6)
June 30, 2023	50,000	16,565,389	$593.0	$(406.1)	123,089	$(4.3)	$182.6

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2022	50,000	16,184,264	$585.9	$(375.6)	123,089	$(4.3)	$206.0
Stock-based compensation	—	381,125	7.8	—	—	—	7.8
Tax withholding for vesting of RSUs	—	—	(0.7)	—	—	—	(0.7)
Net loss	—	—	—	(30.5)	—	—	(30.5)
June 30, 2023	50,000	16,565,389	$593.0	$(406.1)	123,089	$(4.3)	$182.6

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11.0)	$(30.5)
Less: Loss from discontinued operations	—	(1.0)
Loss from continuing operations	(11.0)	(29.5)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6.6	10.0
Amortization of debt issuance costs	4.4	4.8
Stock-based compensation	2.8	7.8
Deferred taxes	(0.4)	(6.5)
Interest paid-in-kind capitalized to debt principal	0.6	—
Gain on partial termination of warehouse lease	(0.9)	—
Valuation allowance charge for loans receivable held for sale	—	6.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14.9	(6.8)
Inventory	(0.1)	3.1
Prepaid expenses and other assets	3.4	0.3
Other liabilities	1.9	4.0
Accounts payable and accrued liabilities	5.0	2.1
Floor plan trade note borrowings	2.0	(1.1)
Net cash provided by (used in) operating activities	29.2	(5.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	—	(3.3)
Purchase of property and equipment	(1.0)	(6.0)
Technology development	(0.4)	(1.1)
Net cash used in investing activities	(1.4)	(10.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(35.5)	(8.4)
Net increase (decrease) in borrowings from non-trade floor plans	2.1	25.2
Shares redeemed for employee tax obligations	—	(0.7)
Other financing	(0.3)	—
Net cash provided by (used in) financing activities	(33.7)	16.1
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	3.7
Net cash used in financing activities	—	(5.3)
Net cash used in discontinued operations	—	(1.6)
NET CHANGE IN CASH AND RESTRICTED CASH	(5.9)	(1.5)
Cash and restricted cash at beginning of period	77.0	58.6
Cash and restricted cash at end of period	$71.1	$57.1
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
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of June 30, 2024, we operated 55 retail locations with powersports franchises (motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. The condensed consolidated financial statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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
Adoption of New Accounting Standards
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
On January 1, 2024, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, using the modified retrospective method. As a result of this adoption, the Company derecognized the remaining unamortized debt discount of $3.7 million on its 6.75% convertible secured senior notes and therefore no longer recognizes any amortization of such debt discount as interest expense. Upon adoption of ASU 2020-06, the Company reclassified the $3.7 million unamortized debt discount from additional paid-in-capital to long-term debt and also recorded a $9.8 million cumulative adjustment credit to retained earnings for amortization from the issuance date through January 1, 2024 with an offset to additional paid-in-capital. The impact of our adoption of this standard was approximately $0.05 per share for the six months ended June 30, 2024, which reflected the reduction of non-cash interest expense. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Recent Pronouncements Not Yet Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Issued in November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for the Company for fiscal year 2024 and interim periods beginning in 2025, with early adoption permitted. We will adopt this standard beginning with our 2024 Annual Report on Form 10-K, and we expect only an impact to our disclosures, which will be made on a retrospective basis, with no impact to our results of operations, cash flows or financial condition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Revenue
New vehicles	$175.8	$185.5	$330.8	$341.9
Pre-owned vehicles	59.2	84.2	119.0	161.1
Total powersports vehicles	235.0	269.7	449.8	503.0

Parts, service and accessories	56.9	65.4	109.8	124.5
Finance and insurance, net	29.7	33.2	55.5	60.4
Vehicle transportation services	15.2	14.4	29.5	29.2
Total revenue	$336.8	$382.7	$644.6	$717.1

Timing of revenue recognition
Goods and services transferred at a point in time	$300.1	$343.1	574.1	639.3
Goods and services transferred over time	36.7	39.6	70.5	77.8
Total revenue	$336.8	$382.7	$644.6	$717.1

NOTE 3 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following:

($ in millions)	June 30, 2024	December 31, 2023
Contracts in transit	$17.1	$16.0
Trade receivables	11.0	9.8
Factory receivables(1)	7.9	9.6
Receivable from the sale of the ROF loan portfolio(2)	—	15.4
	36.0	50.8
Less: allowance for doubtful accounts	0.6	0.5
	$35.4	$50.3
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.
(2) Represents the selling price for the RumbleOn Finance loan portfolio that was sold in the fourth quarter of 2023 but settled in January 2024. The loans in the portfolio were originated in connection with certain sales of the Company’s inventory.

NOTE 4 – DEBT
Long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

($ in millions)	June 30, 2024	December 31, 2023
Term Loan Credit Agreement due August 2026	$226.3	$248.7
Convertible senior 6.75% promissory notes due January 2025	38.8	38.8
RumbleOn Finance line of credit(1)	—	12.2
Fleet notes and other	2.1	2.1
Total principal amount	267.2	301.8
Less: unamortized debt issuance costs(2)	(19.5)	(27.5)
Total long-term debt	247.7	274.3
Less: Current portion of long-term debt	(39.2)	(35.6)
Long-term debt, net of current portion	$208.5	$238.7
(1) Terminated after it was paid in full from the proceeds of the sale of the RumbleOn Finance loan portfolio in January 2024.
(2) Amount at December 31, 2023 included $3.7 million of unamortized debt discount associated with the convertible senior 6.75% promissory notes that was derecognized in conjunction with the Company's adoption of ASU 2020-06 as of January 1, 2024. See Note 1.
Vehicle floor plan notes payable as of June 30, 2024 and December 31, 2023 were as follows:

($ in millions)	June 30, 2024	December 31, 2023
Floor plan notes payable - trade	$103.9	$101.9
Floor plan notes payable - non-trade	191.5	189.4
Floor plan notes payable	$295.4	$291.3
Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (“Oaktree”). Other than certain interest that is payable in kind (“PIK”) at the Company's option, no additional amounts are available to be borrowed under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that Amendment No. 8 (as defined below) extended the additional 0.5% of interest that was put in place as part of Amendment No. 5 through March 31, 2025. At the Company’s option, up to 1.50% of interest, including the 0.5% of additional interest, may be payable in kind. The interest rate on June 30, 2024, was 14.34%, including the additional 0.5% of interest that the Company has elected to pay in kind.
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
During the six months ended June 30, 2024, the Company repaid $23.0 million in principal under the Credit Agreement. The Company provided customary representations and covenants under the Credit Agreement, which include financial covenants and collateral performance covenants.

At June 30, 2024, the Company was not in compliance with certain leverage ratio financial covenants under the Credit Agreement as of such date. On August 6, 2024, the Company, the Subsidiary Guarantors party thereto, Oaktree and the lenders party thereto executed Amendment No. 8 to the Credit Agreement (“Amendment No. 8”), pursuant to which, among other things: (i) the leverage ratios were revised and made less restrictive through December 31, 2024, (ii) the level of liquidity required by the minimum liquidity covenant was increased from $25.0 million to $30.0 million starting June 30, 2024 and continuing through the maturity of the term loan, and (iii) a compliance certificate is required to be submitted affirming compliance with the then effective leverage and liquidity tests upon any full or partial cash settlement of the convertible senior 6.75% promissory notes due January 1, 2025.
Amendment No. 8 was made effective as of June 30, 2024, and the lenders agreed in Amendment No. 8 that no event of default exists or arises from such financial covenants as of such date. The Company agreed to pay a one-time fee of 0.5% of the loan amount in cash, and the additional 0.5% of interest was extended through March 31, 2025.
Based on the amended terms of the Credit Agreement, the Company believes that it will be in compliance with all covenants under the Credit Agreement, as amended by Amendment No. 8, for the next one year period. As of June 30, 2024, the Company has classified obligations under the Credit Agreement as non-current liabilities.
RumbleOn Finance Line of Credit
As disclosed in the consolidated financial statements in our 2023 10-K, on January 2, 2024, the Company repaid the entire balance due under this loan from cash proceeds from the 2023 sale of the loan portfolio held at RumbleOn Finance. This line of credit was then terminated.
Vehicle Floor Plan Notes Payable
Vehicle floor plan notes payable are classified as current liabilities. Floor plan notes payable (trade) reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned powersports vehicle inventory with corresponding manufacturers’ captive finance subsidiaries (“trade lenders”). Floor plan notes payable (non-trade) represents amounts borrowed to finance the purchase of specific new and pre-owned powersports vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable (trade) are reported as operating cash flows, and changes in floor plan notes payable (non-trade) are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows. Inventory serves as collateral under vehicle floor plan notes payable borrowings.
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
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates while pre-owned vehicle floor plan facilities are based on prime or SOFR. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of June 30, 2024 was $438.5 million, of which $295.4 million was used.
The Company has a Floor Plan Line with J.P. Morgan (the “JPM Credit Line”) that had an advance limit of $47.5 million, of which $13.2 million was used at June 30, 2024. At June 30, 2024, the Company was not in compliance with the “Minimum EBITDA” financial covenant as of such date. On August 6, 2024, the JPM Credit Line was amended to relax the applicable financial covenants for the remainder of its term and the term was extended from October 25, 2024 to December 31, 2024. The Company paid approximately $1.2 million of the outstanding balance of the JPM Credit Line, and terms of the credit line were revised to reduce the commitment level to $12.0 million initially, to provide for further reductions through the revised maturity date, and to reduce the advance rate of incremental floored units from 75% to 65% of cost.
Based on the amended terms of the JPM Credit Line, the Company believes that it will be in compliance with all such terms, as amended, for the remaining duration of the JPM Credit Line.

The following table sets forth the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Floor plan interest expense	$4.3	$3.4	$8.3	$5.9

Other interest expense:
Interest expense on term loan	$10.6	$13.4	$21.0	$26.3
Interest expense on convertible debt	0.7	1.4	1.3	2.8
Interest on finance lease obligation(1)	1.1	—	2.3	—
Other interest expense (income), net	$(0.5)	$0.1	$(0.6)	$0.9
Total other interest expense	$11.9	$14.9	$24.0	$30.0

Total interest expense	$16.2	$18.3	$32.3	$35.9
(1) Finance lease obligation is reported in other long-term liabilities on our consolidated balance sheets.

NOTE 5 – STOCK-BASED COMPENSATION
The following table reflects the Company's stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2024	2023	2024	2023
Restricted Stock Units	$1.2	$4.9	$2.4	$7.8
Stock Options	0.2	—	0.4	—
Total stock-based compensation	$1.4	$4.9	$2.8	$7.8
On March 19, 2024, the Company made its annual grant with a total fair value of $2.3 million to eligible employees consisting of 238,577 time-based restricted stock units (“RSUs”) and 228,042 performance-based restricted stock units (“PSUs”). The RSUs vest annually over a three-year period and were valued at the prior day's closing price of RMBL Class B Common Stock of $5.71 per share. The PSUs vest if and when certain target stock prices are reached and maintained for a minimum 30 trading days within three years from the grant date. The $3.91 average per-share fair value of the PSUs was determined using a Monte Carlo model.

NOTE 6 – INCOME TAXES
The Company recognized tax benefits of $0.1 million and $0.4 million for the three and six months ended June 30, 2024, respectively, representing effective income tax rates of 12.5% and 3.5%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.
The Company recognized tax benefits of $4.6 million and $6.2 million for the three and six months ended June 30, 2023, representing effective income tax rates of 26.3% and 17.2%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for both periods in 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation vesting in the quarter and first half of 2023.

NOTE 7 – LOSS PER SHARE
The following common stock equivalents were outstanding as of June 30, and they were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

	2024	2023
Unvested RSUs	378,408	951,600
Unvested PSUs	185,073	—
Warrants to purchase shares of Class B Common Stock	1,212,121	1,526	(1)
Shares issuable in connection with 6.75% convertible senior notes	1,302,000	982,107
Vested stock options	537	2,340
Performance stock options	825,000	—
(1) Warrants issued as financing costs in 2021 to purchase 1,212,121 shares of Class B Common Stock in conjunction with the acquisition of the RideNow business expired on February 28, 2023. In addition, warrants issued to underwriters in 2017 and in 2018 to purchase 10,913 and 4,091 shares of Class B Common Stock, respectively, expired in April 2023. These common stock equivalents were anti-dilutive for all periods in which they were outstanding.
NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
($ in millions)	2024	2023
Cash paid for interest	$22.8	$31.1
Cash paid for (refunds from) taxes, net	(1.3)	0.9
Cash payments for operating leases	15.2	14.2
Right-of-use assets obtained in exchange for operating lease liabilities	6.5	14.4
Capital expenditures and technology development costs included in accounts payable and other current liabilities	—	0.3
Capital expenditures included in debt	0.2	0.8
The following table shows the cash and restricted cash balances for the Statements of Cash Flows:

($ in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash	$58.1	$58.9	$44.3
Restricted cash(1)	13.0	18.1	12.8
Total cash, cash equivalents, and restricted cash	$71.1	$77.0	$57.1

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
NOTE 9 – RELATED-PARTY TRANSACTIONS
Leases
The Company has operating leases from related parties for 25 properties consisting of dealerships and offices, one of which was entered into in 2024 and contains an option to purchase a property at or above its fair market value subject to the terms of the lease. Each of these related-party leases is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by William Coulter and/or Mark Tkach, as the landlord. Mr. Coulter and Mr. Tkach are directors and former executive officers of the Company. Most of these leases have an initial 20-year term and contain annual 2% increases on base rent. Rent expense associated with the related-party operating leases was $4.8 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $9.5 million and $9.2 million for the six months ended June 30, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

The following table provides the amounts for related party leases that are included on the balance sheets:

($ in millions)	June 30, 2024	December 31, 2023
Right-of-use assets	$111.9	$108.5
Current portion of operating lease liabilities(1)	14.3	14.2
Long-term portion of operating lease liabilities	99.7	96.2
(1) Included in accounts payable and other current liabilities.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as a vice president and one as a commissioned sales representative. The vice president received aggregate gross pay of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023. The commissioned sales representative earned in excess of $0.1 million in 2023. All compensation-related decisions were made in a manner that is consistent with internal practices and policies for both employees.

NOTE 10 - SEGMENT INFORMATION
The following tables provide information related to our two segments. The powersports dealership group segment is significantly larger and requires more investment than the vehicle transportation services segment. As a result, substantially all of the Company’s interest expense and depreciation and amortization is attributed to the powersports dealership group segment.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Eliminations	Total
Three Months Ended June 30, 2024
Revenue from external customers	$321.6	$15.2	$—	$336.8
Operating income (loss)	14.1	1.3	—	15.4

Three Months Ended June 30, 2023
Revenue from external customers	$368.3	$14.4	$—	$382.7
Revenue from discontinued operating segment	—	0.1	(0.1)	—
Operating income (loss)	(0.7)	1.5	—	0.8

Six Months Ended June 30, 2024
Revenue from external customers	$615.1	$29.5	$—	$644.6
Operating income (loss)	17.9	2.7	—	20.6

Six Months Ended June 30, 2023
Revenue from external customers	$687.9	$29.3	$—	$717.1
Revenue from discontinued operating segment	—	0.3	(0.3)	—
Operating income (loss)	(2.8)	2.9	—	0.1

Total Assets by Segment
June 30, 2024	$1,691.5	$4.5	$(800.0)	$896.0
December 31, 2023	1,766.3	4.0	(844.0)	926.3

NOTE 11 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2024, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s cash offer tool and certain of its technology. The Company is in the process of gathering and has commenced production of the requested documents. The Company is cooperating with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC, or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Delaware Litigation
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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of June 30, 2024 was $10.5 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2023 Form 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. Terms not defined in this MD&A have the meanings ascribed to them in the condensed consolidated financial statements. Unless otherwise noted, comparisons are of results for the quarter ended June 30, 2024, or second quarter, to the quarter ended June 30, 2023. The six months ended June 30, 2024 and 2023 are referred to as the first half of 2024 and 2023, respectively.
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
Powersports Segment
Our powersports segment is the largest powersports retail group in the United States (as measured by reported revenue, major unit sales and dealership locations), offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of June 30, 2024, we operated 55 retail locations consisting of hundreds of powersports franchises (representing various brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
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

Recent Developments
Term Loan Credit Agreement
At June 30, 2024, the Company was not in compliance with certain leverage ratio financial covenants under the Credit Agreement as of such date. On August 6, 2024, the Company, the Subsidiary Guarantors party thereto, Oaktree and the lenders party thereto executed Amendment No. 8 to the Credit Agreement (“Amendment No. 8”), pursuant to which, among other things: (i) the leverage ratios were revised and made less restrictive through December 31, 2024, (ii) the level of liquidity required by the minimum liquidity covenant was increased from $25.0 million to $30.0 million starting June 30, 2024 and continuing through the maturity of the term loan, and (iii) a compliance certificate is required to be submitted affirming compliance with the then effective leverage and liquidity tests upon any full or partial cash settlement of the convertible senior 6.75% promissory notes due January 1, 2025.
Amendment No. 8 was made effective as of June 30, 2024, and the lenders agreed in Amendment No. 8 that no event of default exists or arises from such financial covenants as of such date. The Company agreed to pay a one-time fee of 0.5% of the loan amount in cash, and the additional 0.5% interest was extended through March 31, 2025.
The foregoing description of Amendment No. 8 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 8 which is included as Exhibit 10.2 to this report and incorporated herein by reference.
J.P. Morgan Floor Plan Line
At June 30, 2024, the Company was not in compliance with the “Minimum EBITDA” financial covenant as of such date. On August 6, 2024, the JPM Credit Line was amended to relax the applicable financial covenants for the remainder of its term, and the term was extended from October 25, 2024 to December 31, 2024. The Company paid approximately $1.2 million of the outstanding balance of the JPM Credit Line, and terms of the credit line were revised to reduce the commitment level to $12.0 million initially, to provide for further reductions through the revised maturity date, and to reduce the advance rate of incremental floored units from 75% to 65% of cost.

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

Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs. The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have the highest dollar gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels generally have lower margins and do not enable any other ancillary gross profit attributable to financing and accessories. Factors affecting gross profit from period to period include the mix of new versus pre-owned vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of demand/supply imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.
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

Results of Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	YoY Change	2024	2023	YoY Change
Revenue
Powersports vehicles	$235.0	$269.7	$(34.7)	$449.8	$503.0	$(53.2)
PSA	56.9	65.4	(8.5)	109.8	124.5	(14.7)
Finance and insurance, net	29.7	33.2	(3.5)	55.5	60.4	(4.9)
Vehicle transportation services	15.2	14.4	0.8	29.5	29.2	0.3
Total Revenue	336.8	382.7	(45.9)	644.6	717.1	(72.5)
Gross Profit
Powersports	30.9	39.4	(8.5)	60.6	71.7	(11.1)
PSA	26.2	30.4	(4.2)	49.8	57.7	(7.9)
Finance and insurance, net	29.7	33.2	(3.5)	55.5	60.4	(4.9)
Vehicle transportation services	3.1	3.4	(0.3)	6.6	6.9	(0.3)
Total Gross Profit	89.9	106.4	(16.5)	172.5	196.7	(24.2)
SG&A expenses	71.4	100.3	(28.9)	145.3	186.6	(41.3)
Depreciation and amortization	3.1	5.3	(2.2)	6.6	10.0	(3.4)
Operating Income	15.4	0.8	14.6	20.6	0.1	20.5
Floor plan interest expense	4.3	3.4	0.9	8.3	5.9	2.4
Other interest expense	11.9	14.9	(3.0)	24.0	30.0	(6.0)
Other income (expense)	—	0.1	(0.1)	0.3	0.1	0.2
Loss from continuing operations before income taxes	(0.8)	(17.4)	16.6	(11.4)	(35.7)	24.3
Income tax benefit	(0.1)	(4.6)	4.5	$(0.4)	(6.2)	5.8
Loss from continuing operations	$(0.7)	$(12.8)	$12.1	$(11.0)	$(29.5)	$18.5

Powersports Segment

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions, except per unit)	2024	2023	Change	2024	2023	Change
Revenue
New retail vehicles	$175.8	$185.5	$(9.7)	$330.8	$341.9	$(11.1)
Pre-owned vehicles:
Retail	54.1	76.6	(22.5)	108.1	146.8	(38.7)
Wholesale	5.1	7.6	(2.5)	10.9	14.3	(3.4)
Total pre-owned vehicles	59.2	84.2	(25.0)	119.0	161.1	(42.1)
Parts, service, accessories	56.9	65.4	(8.5)	109.8	124.5	(14.7)
Finance and insurance, net	29.7	33.2	(3.5)	55.5	60.4	(4.9)
Total revenue	$321.6	$368.3	$(46.7)	$615.1	$687.9	$(72.8)

Gross Profit
New retail vehicles	$21.6	$28.6	$(7.0)	$40.8	$52.4	$(11.6)
Pre-owned vehicles:
Retail	9.2	11.1	(1.9)	19.7	20.3	(0.6)
Wholesale	0.1	(0.2)	0.3	0.1	(1.0)	1.1
Total pre-owned vehicles	9.3	10.9	(1.6)	19.8	19.3	0.5
Parts, service, accessories	26.2	30.4	(4.2)	49.8	57.7	(7.9)
Finance and insurance	29.7	33.2	(3.5)	55.5	60.4	(4.9)
Total gross profit	$86.8	$103.1	$(16.3)	$165.9	$189.8	$(23.9)

Vehicle Unit Sales
New retail vehicles	12,004	13,126	(1,122)	22,507	23,562	(1,055)
Pre-owned vehicles:
Retail	4,796	6,137	(1,341)	9,801	11,918	(2,117)
Wholesale	907	1,014	(107)	1,984	2,018	(34)
Total pre-owned vehicles	5,703	7,151	(1,448)	11,785	13,936	(2,151)
Total vehicles sold	17,707	20,277	(2,570)	34,292	37,498	(3206)
Total retail vehicles sold	16,800	19,263	(2,463)	32,308	35,480	(3172)

Revenue per vehicle
New retail vehicles	$14,645	$14,139	$506	$14,698	$14,512	$186
Pre-owned vehicles:
Retail	11,280	12,478	(1,198)	11,029	12,320	(1,291)
Wholesale	5,623	7,450	(1,827)	5,494	7,056	(1,562)
Total pre-owned vehicles	10,381	11,765	(1,384)	10,098	11,557	(1,459)
Finance and insurance, net	1,768	1,722	46	1,718	1,702	16
Parts, service, accessories	3,387	3,396	(9)	3,399	3,508	(109)
Total revenue per retail vehicle	$18,839	$18,728	$111	$18,701	$18,986	$(285)

Gross Profit per vehicle
New vehicles	$1,799	$2,178	$(379)	$1,813	$2,222	$(409)
Pre-owned vehicles	1,631	1,520	111	1,680	1,388	292
Finance and insurance, net	1,768	1,722	46	1,718	1,702	16
Parts, service, accessories	1,560	1,579	(19)	1,541	1,626	(85)
Total gross profit per vehicle(1)	5,167	5,349	(182)	5,135	5,348	(213)

(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total powersports revenue for the quarter decreased 12.7% compared to the same period in 2023 primarily due to lower revenue from pre-owned vehicle retail sales on lower inventory of pre-owned vehicles. Revenue from new vehicle sales was also lower in the quarter; however, the impact from the decline in number of new vehicles sold was partially offset by a $506 increase in average revenue per new vehicle sold. The overall decline in retail sales contributed to a decline in F&I and PSA revenue for the quarter.
Total powersports revenue decreased $72.8 million for the first half of 2024, with the majority of the decrease coming from lower sales of pre-owned vehicles in the retail channel. Pre-owned retail unit sales and average revenue per pre-owned vehicle were both down. While new retail unit sales were also down, the impact on revenue was partially offset by higher revenue per new vehicle sold.
Gross Profit
Total powersports gross profit decreased $16.3 million for the quarter and $23.9 million for the first half of 2024. Lower gross profit for new retail vehicles, F&I and PSA drove the decline in gross profit for both the second quarter and first half of 2024. Industry pressures resulted in lower pricing and compressed gross profit for new units. The impact on gross profit from lower volumes was partially offset by higher gross profit per pre-owned vehicle sold and improved F&I gross profit per retail vehicle for both the quarter and first half of 2024.
Vehicle Transportation Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue ($ in millions)	$15.2	$14.4	$0.8	$29.5	$29.2	$0.3
Gross Profit ($ in millions)	$3.1	$3.4	$(0.3)	$6.6	$6.9	$(0.3)
Vehicles transported	23,334	23,637	(303)	47,971	47,245	726
Revenue per vehicle transported	$651	$609	$42	$615	$618	$(3)
Gross Profit per vehicle transported	$133	$144	$(11)	$138	$146	$(8)
Total Vehicle Transportation Services revenue increased for the second quarter and first half of 2024 compared to the prior year comparable periods. The impact from higher revenue per vehicle transported was partially offset by a lower number of vehicles transported for the second quarter. For the six months ended June 30, 2024, revenue per vehicle transported was slightly lower than the prior year comparable period while the number of vehicles transported in the first half of 2024 was higher. Gross profit was lower in the quarter and first half of 2024 compared to the prior periods.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Compensation and related costs	$43.2	$57.1	$(13.9)	$85.2	$108.1	$(22.9)
Facilities	10.5	10.9	(0.4)	21.9	22.5	(0.6)
General and administrative	8.2	11.0	(2.8)	17.6	20.8	(3.2)
Advertising, marketing and selling	5.9	8.6	(2.7)	11.8	14.4	(2.6)
Professional fees	1.9	6.7	(4.8)	5.2	10.5	(5.3)
Stock-based compensation	1.4	4.9	(3.5)	2.8	7.8	(5.0)
Technology and software	0.3	1.1	(0.8)	0.8	2.5	(1.7)
Total SG&A expenses	$71.4	$100.3	$(28.9)	$145.3	$186.6	$(41.3)
Total SG&A as a % of gross profit	79.4%	94.3%	(1,490) bps	84.2%	94.9%	(1,070) bps
Selling, general and administrative expenses (“SG&A”) decreased $28.9 million for the quarter and $41.3 million for the first half of 2024 primarily due to our cost savings initiatives as well as some expenses in 2023 that did not recur in 2024. In last year’s second quarter and first half, SG&A included $4.7 million of charges related to a proxy contest and reorganization of our board of directors and $3.8 million of personnel restructuring costs primarily associated with the separation of a former officer of the Company. In addition, the second quarter of 2023 included $3.4 million and the first half of 2023 included $5.4 million of charges associated with the RumbleOn Finance loan portfolio that was sold at the end of 2023. Facilities expense in the second quarter and first half of 2024 included a $0.9 million gain on the partial termination of a warehouse lease that was no longer needed. SG&A as a percentage of gross profit improved 1,490 basis points for the quarter and 1,070 basis points for the first half.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Depreciation and amortization	$3.1	$5.3	$(2.2)	$6.6	$10.0	$(3.4)
Depreciation and amortization decreased for the quarter and the first half compared to the same periods in 2023, primarily due to lower amortization expense for non-compete agreements related to prior acquisitions.
Other Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Other interest expense	$11.9	$14.9	$(3.0)	$24.0	$30.0	$(6.0)
Other interest expense consists of interest and deferred financing costs on the: (i) term loan facility; (ii) convertible senior notes; (iii) finance lease obligation; and in 2023, (iv) the ROF Consumer Finance Facility. Interest expense decreased for the quarter and first half of 2024 due primarily to lower outstanding principal on the term loan facility and the RumbleOn Finance consumer finance facility being paid off at the beginning of 2024, offset by interest expense on the finance lease obligation that was entered into in September 2023. Other interest expense was also lower due to our adoption of ASU 2020-06, as we are no longer amortizing the debt discount associated with our convertible senior notes. See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for more details on our adoption of the new accounting standard.

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
We had the following liquidity resources available as of June 30, 2024 and December 31, 2023:

($ in millions)	June 30, 2024	December 31, 2023
Cash	$58.1	$58.9
Restricted cash(1)	13.0	18.1
Total cash and restricted cash	71.1	77.0
Availability under powersports inventory financing credit facilities(1)(2)	143.1	165.0
Committed liquidity resources available(2)	$214.2	$242.0
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
(2) Amount as of June 30, 2024 included $47.5 million for the JPM Credit Line (as defined below) that was reduced to $12.0 million effective August 6, 2024.
At June 30, 2024, the Company was not in compliance with certain leverage ratio financial covenants under the Credit Agreement. On August 6, 2024, the Company, the Subsidiary Guarantors party thereto, Oaktree and the lenders party thereto executed Amendment No. 8 to the Credit Agreement (“Amendment No. 8”), pursuant to which, among other things: (i) the leverage ratios were revised and made less restrictive through December 31, 2024, (ii) the level of liquidity required by the minimum liquidity covenant was increased from $25.0 million to $30.0 million starting June 30, 2024 and continuing through the maturity of the term loan, and (iii) a compliance certificate is required to be submitted affirming compliance with the then effective leverage and liquidity tests upon any full or partial cash settlement of the convertible senior 6.75% promissory notes due January 1, 2025. The Company agreed to pay a one-time fee of 0.5% of the loan amount in cash, and the additional 0.5% of interest was extended through March 31, 2025.
Included in the availability under powersports financing credit facilities is the JPM Credit Line that had an advance limit of $47.5 million, of which $13.2 million was used as of June 30, 2024. At June 30, 2024, the Company was not in compliance with the “Minimum EBITDA” financial covenant as of such date. On August 6, 2024, the JPM Credit Line was amended to relax the applicable financial covenants for the remainder of its term, and the term was extended from October 25, 2024 to December 31, 2024. The Company paid approximately $1.2 million of the outstanding balance of the JPM Credit Line, and the terms of the credit line were revised to reduce the commitment level to $12.0 million initially, to provide for further reductions through the revised maturity date, and to reduce the advance rate of incremental floored units from 75% to 65% of cost.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as amended and supplemented in subsequent filings. We believe that current cash and short-term investment balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months; however, there can be no assurance that we will not require additional financing within this time frame.

Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	June 30, 2024	December 31, 2023
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$295.4	$291.3

Long-Term Debt:
Term loan facility	226.3	248.7
6.75% convertible senior notes	38.8	38.8
Fleet notes and other	2.1	2.1
RumbleOn Finance secured loan facility(1)	—	12.2
Principal amount of long-term debt	267.2	301.8
Less: unamortized debt issuance costs	(19.5)	(27.5)
Total long-term debt, including current maturities	247.7	274.3

Total debt(2)	$543.1	$565.6
(1) Amount was repaid on January 2, 2024 and facility was terminated.
(2) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Six Months Ended June 30,
($ in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$29.2	$(5.6)	$34.8
Net cash used in investing activities	(1.4)	(10.4)	9.0
Net cash provided by (used in) financing activities	(33.7)	16.1	(49.8)
Net cash used by discontinued operations	—	(1.6)	1.6
Net change in cash	$(5.9)	$(1.5)	$(4.4)
Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flows for the first six months of 2024 were $34.8 million better than in the comparable period in the prior year, reflecting the Company’s improved operating performance, primarily driven by the impact of our successful cost savings initiatives and the settlement of the sale of the RumbleOn Finance loan portfolio.
Investing Activities

	Six Months Ended June 30,
($ in millions)	2024	2023	Change
Acquisitions, net of cash received	$—	$(3.3)	$3.3
Purchase of property and equipment	(1.0)	(6.0)	5.0
Technology development	(0.4)	(1.1)	0.7
Cash used in investing activities	$(1.4)	$(10.4)	$9.0
Our investing activities support and expand our operations. Net cash used in investing activities was lower in the first half of 2024 primarily due to lower purchases of property and equipment and because we purchased a powersports dealership in Florida last year.

Financing Activities

	Six Months Ended June 30,
($ in millions)	2024	2023	Change
Repayments of debt	$(35.5)	$(8.4)	$(27.1)
Net increase in non-trade floor plan borrowings	2.1	25.2	(23.1)
Shares redeemed for employee tax obligations	—	(0.7)	0.7
Other financing	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	$(33.7)	$16.1	$(49.8)
Cash flows from financing activities primarily relate to our short and long-term debt activity. In the first half of this year, cash used in financing activities was higher primarily due to higher repayments of debt and a lower increase in non-trade floor plan borrowings.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, based on the ongoing remediation of material weaknesses identified in the 2023 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:
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
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s cash offer tool and certain of its technology. The Company is in the process of gathering and has commenced production of the requested documents. The Company is cooperating with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC, or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Delaware Litigation
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

Item1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2023 Form 10-K. The information provided below updates the disclosure in the 2023 Form 10-K regarding certain financial risks affecting the Company. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Financial Risks
We have incurred significant indebtedness, which could adversely affect us, including our business flexibility.
We have a substantial amount of debt, which has had and will continue to have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. We have various operating and financial covenants under our debt agreements that may limit our operating flexibility due to the need to manage operations with a view to satisfying these covenants at the applicable date of determination. We have incurred and expect to continue to incur a substantial amount of interest expense. Our level of indebtedness, including the applicable interest payments, could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to competitors with lower debt levels. If our financial performance does not meet our current expectations, then our ability to service our indebtedness may be adversely impacted.
At June 30, 2024, the Company was not in compliance with certain leverage ratio financial covenants under the Credit Agreement as of such date. On August 6, 2024, the Company entered into Amendment No. 8 to the Credit Agreement, which, among other things, revised the applicable leverage ratios, increased the minimum liquidity covenant, required a compliance certificate to be delivered upon any full or partial cash settlement of the convertible senior 6.75% promissory notes due January 1, 2025, and extended the additional 0.5% of interest through March 31, 2025. Amendment No. 8 was made effective as of June 30, 2024 and the lenders agreed that no event of default existed from such financial covenants as of such date.
The Company has established internal controls in place to monitor compliance with the financial covenants. In the event that the Company is unable to comply with the financial covenants in the future, there is no assurance that the Company will be able to obtain an amendment or waiver of such financial covenants. The failure to meet financial covenants under the Credit Agreement, or to obtain an amendment or waiver, would have a material adverse effect on our business, financial condition, and results of operations.
We may require additional financing or capital to pursue acquisitions or because of unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.
We intend to continue making investments to support the development and growth of our business and to make strategic acquisitions. Although we currently intend to self-fund our growth initiatives, under certain circumstances we may determine that it is necessary or advisable to raise additional financing or capital. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all. If we decide to raise additional capital through issuances of equity, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. If we decide to raise additional debt, our existing stockholders may be subject to the risks associated with higher leverage. In addition, we may need to refinance all or a portion of our existing debt. We utilize multiple vehicle floor plan facilities to finance a substantial amount of our new and pre-owned inventory. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, including under one or more of our vehicle floor plan facilities, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

Item 5.     Other Information.
(a) See “Term Loan Credit Agreement” in Note 4 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of Amendment No. 8 to the Term Loan Credit Agreement, dated August 6, 2024 by and among the Company, the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.
The foregoing description of Amendment No. 8 does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 8, which is included as Exhibit 10.2 in to this report and incorporated herein by reference.
(b) None
(c) During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description
10.1
Employment Agreement, effective June 24, 2024, between Tiffany Kice and RumbleOn, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024).

10.2
Amendment No. 8 to the Term Loan Credit Agreement, dated August 6, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.*

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

RumbleOn, Inc.

Date: August 8, 2024	By:	/s/ Michael W. Kennedy
Michael W. Kennedy Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Tiffany Kice
Tiffany Kice Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)