Form 10-Q
period 2024-09-30
RumbleOn, Inc.
filed 2024-11-12
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on November 1, 2024 was 35,320,954 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on November 1, 2024.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash	$50.1	$58.9
Restricted cash	16.6	18.1
Accounts receivable, net	30.0	50.3
Inventory, net	293.7	347.5
Prepaid expense and other current assets	4.2	6.0
Total current assets	394.6	480.8
Property and equipment, net	71.5	76.8
Right-of-use assets	161.4	163.9
Franchise rights and other intangible assets	201.5	203.3
Other assets	1.5	1.5
Total assets	$830.5	$926.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$70.2	$68.1
Vehicle floor plan notes payable	242.5	291.3
Current portion of long-term debt	39.2	35.6
Total current liabilities	351.9	395.0
Long-term liabilities:
Long-term debt, net of current maturities	209.8	238.7
Operating lease liabilities	133.2	134.1
Other long-term liabilities, including finance lease obligation	52.3	52.9
Total long-term liabilities	395.3	425.7
Total liabilities	747.2	820.7
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 35,300,694 and 35,071,955 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	691.1	701.0
Accumulated deficit	(603.5)	(591.1)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	83.3	105.6
Total liabilities and stockholders' equity	$830.5	$926.3
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Powersports vehicles	$206.4	$235.1	$656.2	$738.1
Parts, service and accessories	49.2	59.7	159.0	184.2
Finance and insurance, net	24.3	29.3	79.8	89.7
Vehicle transportation services	15.1	14.0	44.6	43.2
Total revenue	295.0	338.1	939.6	1,055.2

Cost of revenue:
Powersports vehicles	182.6	202.8	571.8	634.1
Parts, service and accessories	26.5	32.7	86.5	99.5
Vehicle transportation services	11.6	10.6	34.5	32.9
Total cost of revenue	220.7	246.1	692.8	766.5

Gross profit	74.3	92.0	246.8	288.7

Selling, general and administrative	65.9	85.0	211.2	271.6
Depreciation and amortization	3.1	7.2	9.7	17.2

Operating income (loss)	5.3	(0.2)	25.9	(0.1)

Other income (expense):
Floor plan interest expense	(4.4)	(3.9)	(12.7)	(9.8)
Other interest expense	(12.2)	(16.0)	(36.2)	(46.0)
Other income	0.1	0.1	0.4	0.2
Total other expense	(16.5)	(19.8)	(48.5)	(55.6)

Loss from continuing operations before income taxes	(11.2)	(20.0)	(22.6)	(55.7)
Income tax benefit	—	(3.5)	(0.4)	(9.7)
Loss from continuing operations	(11.2)	(16.5)	(22.2)	(46.0)
Loss from discontinued operations	—	—	—	(1.0)
Net loss	$(11.2)	$(16.5)	$(22.2)	$(47.0)

Weighted average shares - basic and diluted	35,283,033	16,665,709	35,209,785	16,452,254

Loss from continuing operations per share - basic and diluted	$(0.32)	$(0.99)	$(0.63)	$(2.80)
Loss from discontinued operations per share - basic and diluted	$—	$—	$—	$(0.06)
Net loss per share - basic and diluted	$(0.32)	$(0.99)	$(0.63)	$(2.86)
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Stockholders' Equity
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4
Stock-based compensation	—	73,964	1.1	—	—	—	1.1
Net loss	—	—	—	(11.2)	—	—	(11.2)
September 30, 2024	50,000	35,300,694	$691.1	$(603.5)	123,089	$(4.3)	$83.3

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	228,739	3.9	—	—	—	3.9
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(22.2)	—	—	(22.2)
September 30, 2024	50,000	35,300,694	$691.1	$(603.5)	123,089	$(4.3)	$83.3

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
June 30, 2023	50,000	16,565,389	$593.0	$(406.1)	123,089	$(4.3)	$182.6
Stock-based compensation	—	170,002	3.1	—	—	—	3.1
Tax withholding for vesting of RSUs	—	—	(0.2)	—	—	—	(0.2)
Issuance of warrant	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	(16.5)	—	—	(16.5)
September 30, 2023	50,000	16,735,391	$602.0	$(422.6)	123,089	$(4.3)	$175.1

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2022	50,000	16,184,264	$585.9	$(375.6)	123,089	$(4.3)	$206.0
Stock-based compensation	—	551,127	10.9	—	—	—	10.9
Tax withholding for vesting of RSUs	—	—	(0.9)	—	—	—	(0.9)
Issuance of warrant	—	—	6.1	—	—	—	6.1
Net loss	—	—	—	(47.0)	—	—	(47.0)
September 30, 2023	50,000	16,735,391	$602.0	$(422.6)	123,089	$(4.3)	$175.1

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22.2)	$(47.0)
Less: Loss from discontinued operations	—	(1.0)
Loss from continuing operations	(22.2)	(46.0)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9.7	17.2
Amortization of debt issuance costs	6.9	7.3
Stock-based compensation	3.9	10.9
Deferred taxes	(0.4)	(10.1)
Interest paid-in-kind capitalized to debt principal	0.7	—
Gain on partial termination of warehouse lease	(0.9)	—
Valuation allowance charge for loans receivable held for sale	—	6.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20.3	(0.7)
Inventory	54.7	(30.0)
Prepaid expenses and other assets	1.8	2.0
Other liabilities	2.8	1.5
Accounts payable and accrued liabilities	1.7	4.6
Floor plan trade note borrowings	(10.4)	18.8
Net cash provided by (used in) operating activities	68.6	(18.5)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash received	(0.7)	(3.3)
Purchase of property and equipment	(1.6)	(7.8)
Technology development	(0.4)	(1.7)
Net cash used in investing activities	(2.7)	(12.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(35.5)	(59.0)
Net increase (decrease) in borrowings from non-trade floor plans	(39.3)	46.0
Proceeds from sale leaseback transaction	—	49.7
Shares redeemed for employee tax obligations	—	(0.9)
Debt issuance costs	(1.1)	(1.8)
Other financing costs	(0.3)	—
Net cash provided by (used in) financing activities	(76.2)	34.0
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	3.4
Net cash used in financing activities	—	(5.2)
Net cash used in discontinued operations	—	(1.8)
NET CHANGE IN CASH AND RESTRICTED CASH	(10.3)	0.9
Cash and restricted cash at beginning of period	77.0	58.6
Cash and restricted cash at end of period	$66.7	$59.5
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
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of September 30, 2024, we operated 56 retail locations with powersports franchises (motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Massachusetts, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. The condensed consolidated financial statements include the accounts of RumbleOn, Inc. and its subsidiaries, which are all wholly owned. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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
Franchise Rights and Other Intangible Assets
Franchise rights and other intangible assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. During the quarter ended September 30, 2024, the Company considered a number of factors including, but not limited to, current macroeconomic conditions such as inflation, economic growth, and interest rate movements, industry and market considerations, stock price performance (including performance relative to peers), overall financial performance of the Company, and the Company’s market capitalization relative to its net assets. Based on the analysis of relevant factors, the Company concluded a triggering event had not occurred as of September 30, 2024. The Company has commenced its annual impairment process as of October 1, 2024, which includes engaging a third party valuation specialist to assist in determining the fair value of the franchise rights. The Company’s annual impairment analysis as of October 1 is incomplete at this time, and management expects to finalize this assessment in the fourth quarter.
Liquidity and Management’s Plans
The Company’s convertible senior 6.75% promissory notes are due January 1, 2025. As described more fully in Note 12, the Company recently took steps to improve its liquidity and temporarily make certain debt covenants more favorable to the Company.
As of September 30, 2024, the Company was in compliance with the financial covenants under Amendment No. 8 to the Credit Agreement (as defined in Note 4) but determined it may need additional capital and/or relief from the financial covenants in the future. On November 11, 2024, the Company and Oaktree (as defined in Note 4) executed Amendment No. 9 to the Credit Agreement (as defined in Note 12), which provided the Company with revised financial covenants through June 30, 2026, permitted the Company to enter into the Rights Offering Term Sheet, and the Pre-Owned Floor Plan Facility and SLB Commitment Letter (each as defined in Note 12), and permit the Company to pay the convertible senior 6.75% promissory notes due January 1, 2025.
As a result of the Rights Offering Term Sheet and the Pre-Owned Floor Plan Facility and SLB Commitment Letter, which collectively represent $30 million of incremental capital, and Amendment No. 9, the Company believes that it will be in compliance with all covenants under the Credit Agreement, as amended by Amendment No. 9, for the next one-year period. As of September 30, 2024, the Company has classified obligations under the Credit Agreement as non-current liabilities.
On September 30, 2024, the Company was not in compliance with the “Minimum EBITDA” financial covenant associated with its JPM Credit Line (as defined in Note 4). On October 23, 2024, the Company paid the outstanding balance under its JPM Credit Line, which was $5.7 million as of September 30, 2024. As of November 1, 2024, pursuant to the terms of the agreement, no amounts may be borrowed under this credit line.

Adoption of New Accounting Standards
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
On January 1, 2024, the Company adopted ASU 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, using the modified retrospective method. As a result of this adoption, the Company derecognized the remaining unamortized debt discount of $3.7 million on its 6.75% convertible secured senior notes and therefore no longer recognizes any amortization of such debt discount as interest expense. Upon adoption of ASU 2020-06, the Company reclassified the $3.7 million unamortized debt discount from additional paid-in-capital to long-term debt and also recorded a $9.8 million cumulative adjustment credit to retained earnings for amortization from the issuance date through January 1, 2024 with an offset to additional paid-in-capital. The impact of our adoption of this standard was approximately $0.08 per share for the nine months ended September 30, 2024, which reflected the reduction of non-cash interest expense. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Revenue
New vehicles	$147.1	$159.6	$477.9	$501.5
Pre-owned vehicles	59.3	75.5	178.3	236.6
Total powersports vehicles	206.4	235.1	656.2	738.1

Parts, service and accessories	49.2	59.7	159.0	184.2
Finance and insurance, net	24.3	29.3	79.8	89.7
Vehicle transportation services	15.1	14.0	44.6	43.2
Total revenue	$295.0	$338.1	$939.6	$1,055.2

Timing of revenue recognition
Goods and services transferred at a point in time	$260.8	$301.8	827.5	941.1
Goods and services transferred over time	34.2	36.3	112.1	114.1
Total revenue	$295.0	$338.1	$939.6	$1,055.2

NOTE 3 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following:

($ in millions)	September 30, 2024	December 31, 2023
Contracts in transit	$11.1	$16.0
Trade receivables	12.1	9.8
Factory receivables(1)	7.4	9.6
Receivable from the sale of the ROF loan portfolio(2)	—	15.4
	30.6	50.8
Less: allowance for doubtful accounts	0.6	0.5
	$30.0	$50.3
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.
(2) Represents the selling price for the RumbleOn Finance loan portfolio that was sold in the fourth quarter of 2023 but settled in January 2024. The loans in the portfolio were originated in connection with certain sales of the Company’s inventory.

NOTE 4 – DEBT
Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

($ in millions)	September 30, 2024	December 31, 2023
Term Loan Credit Agreement due August 2026	$226.4	$248.7
Convertible senior 6.75% promissory notes due January 2025	38.8	38.8
RumbleOn Finance line of credit(1)	—	12.2
Fleet notes and other	1.9	2.1
Total principal amount	267.1	301.8
Less: unamortized debt issuance costs(2)	(18.1)	(27.5)
Total long-term debt	249.0	274.3
Less: Current portion of long-term debt	(39.2)	(35.6)
Long-term debt, net of current portion	$209.8	$238.7
(1) Terminated after it was paid in full in January 2024 from the proceeds of the sale of the RumbleOn Finance loan portfolio.
(2) Amount at December 31, 2023 included $3.7 million of unamortized debt discount associated with the convertible senior 6.75% promissory notes that was derecognized in conjunction with the Company's adoption of ASU 2020-06 as of January 1, 2024. See Note 1.
Vehicle floor plan notes payable as of September 30, 2024 and December 31, 2023 were as follows:

($ in millions)	September 30, 2024	December 31, 2023
Floor plan notes payable - trade	$92.4	$101.9
Floor plan notes payable - non-trade	150.1	189.4
Floor plan notes payable	$242.5	$291.3
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
Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 1.00%), plus an applicable margin of 8.25% or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, provided that Amendment No. 8 (as defined below) extended the additional 0.5% of interest that was put in place as part of Amendment No. 5 to the Credit Agreement through March 31, 2025. At the Company’s option, up to 1.50% of interest, including the 0.5% of additional interest, may be payable in kind. The interest rate on September 30, 2024, was 14.27%, including the additional 0.5% of interest that the Company has elected to pay in kind.
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
During the nine months ended September 30, 2024, the Company repaid $23.0 million in principal under the Credit Agreement. The Company provided customary representations and covenants under the Credit Agreement, which include financial covenants and collateral performance covenants.

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
The Company was in compliance with the Credit Agreement as of September 30, 2024; however, financial projections indicated that more liquidity may be needed to ensure that the Company maintains compliance with the minimum liquidity covenant. As more fully discussed in Note 12, on November 11, 2024, the Company, the Subsidiary Guarantors party thereto, Oaktree and the lenders party thereto executed Amendment No. 9 to the Credit Agreement, which among other things, revised applicable leverage ratios, permitted the Company to enter into the Rights Offering Term Sheet and the Pre-Owned Floor Plan Facility and SLB Commitment Letter (each as defined in Note 12), and permit the Company to pay the convertible senior 6.75% promissory notes due January 1, 2025. The additional 0.5% of interest previously extended through March 31, 2025 will terminate on December 31, 2024.
Based on the amended terms of the Credit Agreement and the $30 million of capital commitments made by certain related parties as discussed in Note 1, the Company believes that it will be in compliance with all covenants under the Credit Agreement, as amended by Amendment No. 9, for the next one-year period. As of September 30, 2024, the Company has classified obligations under the Credit Agreement as non-current liabilities.
RumbleOn Finance Line of Credit
As disclosed in the consolidated financial statements in our 2023 Form 10-K, on January 2, 2024, the Company repaid the entire balance due under this loan from cash proceeds from the 2023 sale of the loan portfolio held at RumbleOn Finance. This line of credit was then terminated.
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
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates while pre-owned vehicle floor plan facilities are based on prime or SOFR. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of September 30, 2024 was $364.0 million, of which $242.5 million was used.

At September 30, 2024, the Company had a Floor Plan Line with J.P. Morgan (the “JPM Credit Line”) with an advance limit of $8.0 million, of which $5.7 million was used. The JPM Credit Line was amended on August 6, 2024 after the Company was not in compliance with the “Minimum EBITDA” financial covenant as of June 30, 2024. This amendment revised the applicable financial covenants for the remainder of its term, and the term was extended from October 25, 2024 to December 31, 2024. As of September 30, 2024, the Company was not in compliance with the new “Minimum EBITDA” financing covenant. On October 23, 2024, the Company paid off the outstanding balance under the JPM Credit Line. As of November 1, 2024, no amounts may be borrowed under the JPM Credit Line.
The following table sets forth the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Floor plan interest expense	$4.4	$3.9	$12.7	$9.8

Other interest expense:
Interest expense on term loan	$10.8	$13.6	$31.8	$39.9
Interest expense on convertible debt	0.7	1.5	2.0	4.3
Interest on finance lease obligation(1)	1.1	0.2	3.4	0.2
Other interest expense (income), net	$(0.4)	$0.7	$(1.0)	$1.6
Total other interest expense	$12.2	$16.0	$36.2	$46.0

Total interest expense	$16.6	$19.9	$48.9	$55.8
(1) Finance lease obligation is reported in other long-term liabilities on our consolidated balance sheets.

NOTE 5 – STOCK-BASED COMPENSATION
The following table reflects the Company's stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2024	2023	2024	2023
Restricted Stock Units	$0.9	$3.1	$3.3	$10.9
Stock Options	0.2	—	0.6	—
Total stock-based compensation	$1.1	$3.1	$3.9	$10.9
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

NOTE 6 – INCOME TAXES
The Company recognized a tax benefit of $0.4 million for the nine months ended September 30, 2024, representing an effective income tax rate of 1.8%. The Company did not recognize a tax benefit for the three months ended September 30, 2024. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.

The Company recognized tax benefits of $3.5 million and $9.7 million for the three and nine months ended September 30, 2023, respectively, representing effective income tax rates of 17.5% and 17.4%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company’s overall income tax rate for both periods in 2023 was primarily due to the tax effect of non-deductible executive compensation, non-deductible interest expense, and discrete tax impacts of stock compensation that vested during the period.

NOTE 7 – LOSS PER SHARE
The following common stock equivalents were outstanding as of September 30, and they were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

	2024	2023
Unvested RSUs	493,663	820,916
Unvested PSUs	204,503	—
Warrants to purchase shares of Class B Common Stock	1,212,121	1,213,647
Shares issuable in connection with 6.75% convertible senior notes	1,302,000	982,107
Vested stock options	527	2,340
Performance stock options	825,000	—

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
($ in millions)	2024	2023
Cash paid for interest	$36.8	$54.5
Cash paid for (refunds from) taxes, net	(1.0)	0.9
Cash payments for operating leases	23.0	21.9
Right-of-use assets obtained in exchange for operating lease liabilities	6.8	14.4
Capital expenditures and technology development costs included in accounts payable and other current liabilities	—	0.1
Fair value of warrants issued as financing costs	—	6.1
Capital expenditures included in debt	0.2	—
The following table shows the cash and restricted cash balances:

($ in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Cash	$50.1	$58.9	$41.4
Restricted cash(1)	16.6	18.1	18.1
Total cash and restricted cash	$66.7	$77.0	$59.5

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.

NOTE 9 – RELATED-PARTY TRANSACTIONS
Leases
The Company has operating leases from related parties for 25 properties consisting of dealerships and offices, one of which was entered into in 2024 and contains an option to purchase a property at or above its fair market value subject to the terms of the lease. Each of these related-party leases is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by William Coulter and/or Mark Tkach, as the landlord. Mr. Coulter and Mr. Tkach are directors and former executive officers of the Company. Most of these leases have an initial 20-year term and contain annual 2% increases on base rent. Rent expense associated with the related-party operating leases was $4.8 million and $4.6 million for the three months ended September 30, 2024 and 2023, respectively, and $14.3 million and $13.9 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.
The following table provides the amounts for related party leases that are included on the balance sheets:

($ in millions)	September 30, 2024	December 31, 2023
Right-of-use assets	$105.0	$108.5
Current portion of operating lease liabilities(1)	14.3	14.2
Long-term portion of operating lease liabilities	99.7	96.2
(1) Included in accounts payable and other current liabilities.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as a vice president and one as a commissioned sales representative. The vice president received aggregate gross pay, including grants of restricted stock, of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2023. The commissioned sales representative earned in excess of $0.1 million in 2023. All compensation-related decisions were made in a manner that is consistent with internal practices and policies for both employees.
Other Transactions
See Note 12 for subsequent events involving related parties.

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

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Eliminations	Total
Three Months Ended September 30, 2024
Revenue from external customers	$279.9	$15.1	$—	$295.0
Operating income	4.0	1.3	—	5.3

Three Months Ended September 30, 2023
Revenue from external customers	$324.1	$14.0	$—	$338.1
Revenue from discontinued operating segment	—	0.1	(0.1)	—
Operating income (loss)	(1.7)	1.5	—	(0.2)

Nine Months Ended September 30, 2024
Revenue from external customers	$895.0	$44.6	$—	$939.6
Operating income	21.9	4.0	—	25.9

Nine Months Ended September 30, 2023
Revenue from external customers	$1,012.0	$43.2	$—	$1,055.2
Revenue from discontinued operating segment	—	0.4	(0.4)	—
Operating income (loss)	(4.5)	4.4	—	(0.1)

Total Assets by Segment(1)
September 30, 2024	$1,632.8	$5.0	$(807.3)	$830.5
December 31, 2023	1,766.3	4.0	(844.0)	926.3
(1) Eliminations relate to investments of various acquisitions and receivables and other balances for intercompany activities.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2024, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and

disclosures and communications to customers and investors regarding the Company’s cash offer tool and certain of its technology. The Company continues to cooperate with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC, or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Internal Investigation and Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letter. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in the initial stages of discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what actions, if any, may be taken with regard to the investigation allegations. We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of September 30, 2024 was $12.0 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.
NOTE 12 – SUBSEQUENT EVENTS
Rights Offering Term Sheet
On November 11, 2024, the Company, Stone House Capital Management, LLC, a Delaware limited liability company (“Stone House”, and, together with its affiliates, the “Backstop Investor”), and Mark Tkach and William Coulter (each, a “Supporting Investor,” and together with the Backstop Investor, the “Investors”) entered into a binding term sheet for a fully backstopped rights offering (the “Rights Offering Term Sheet”). Pursuant to and subject to the terms and conditions contained in the Rights Offering Term Sheet, the Company shall pursue a rights offering (the “Rights Offering”) whereby holders of record of Class A Common Stock and Class B Common Stock as of the record date for the Rights Offering will be granted pro rata subscription rights to purchase an aggregate of $10.0 million of shares of Class B Common Stock to be priced at the lower of (i) 20% discount to the 30-day volume-weighted average price (“VWAP”) per share of the Company’s Class B Common Stock immediately prior to the date of the Rights Offering Term Sheet and (ii) 20% discount to the 10-day VWAP per share of the Company’s Class B Common Stock immediately prior to the date of execution of the Backstop Agreement (as defined below) (the “Subscription Price”).

Pursuant to the Rights Offering Term Sheet, the Backstop Investor has agreed to enter into a standby purchase agreement with the Company on or before December 1, 2024 (the “Backstop Agreement”) pursuant to which the Backstop Investor will be required to (i) exercise its right to purchase all shares of Class B Common Stock available from the full exercise of the Backstop Investor’s (or its affiliates’ and related parties’) pro rata subscription rights prior to the expiration date of the Rights Offering and (ii) if and only if the Rights Offering is not fully subscribed at the expiration date, all shares of Class B Common Stock included in the Rights Offering that remain unsubscribed for at the expiration date at the same Subscription Price and on the same terms and conditions as other subscribers in the Rights Offering. In addition, the Backstop Agreement will include customary representations and warranties.

Pursuant to the Rights Offering Term Sheet, each of the Supporting Investors has agreed to enter into support agreements (each a “Support Agreement”) with the Company at substantially the same time as the Backstop Agreement. Pursuant to the Support Agreements, which will include customary representations and warranties, each Supporting Investor will agree to exercise its right to purchase all shares of Class B Common Stock available from the full exercise of such Supporting Investor’s (or its affiliates’ and related parties’) pro rata subscription rights in the Rights Offering.

The foregoing information regarding the Rights Offering is not complete and is subject to change. The foregoing information regarding the Rights Offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any offer, solicitation or sale of the securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction.

Each of Stone House, Mr. Coulter and Mr. Tkach are holders of greater than 10% of our outstanding Class B Common Stock. Mark Cohen is managing member of Stone House. Each of Messrs. Cohen, Coulter and Tkach are directors of the Company.

Pre-Owned Floor Plan Facility and SLB Commitment Letter

On November 11, 2024, the Company and Messrs. Coulter and Tkach (collectively, the “Commitment Parties”) entered into a commitment letter (the “Pre-Owned Floor Plan Facility and SLB Commitment Letter”), pursuant to which the Commitment Parties have firmly committed to (i) provide a floor plan financing facility of not less than $16.0 million of total committed availability for pre-owned powersports vehicle inventory (the “Pre-Owned Floor Plan Facility”) and (ii) enter into a sale leaseback transaction with the Company (the “SLB Transaction”).

Messrs. Coulter and Tkach are related parties.

Pre-Owned Floor Plan Facility

The Pre-Owned Floor Plan Facility will consist of not less than $16.0 million total committed revolving availability made by the Commitment Parties or an entity or entities controlled by either or both of them, which may be borrowed, repaid and reborrowed from time to time in order to finance pre-owned powersports vehicle inventory. Any borrowings pursuant to the Pre-Owned Floor Plan Facility shall bear interest based on SOFR plus 5.00%. The Pre-Owned Floor Plan Facility will terminate on March 31, 2026, unless extended by agreement of the parties. The Company will use the net proceeds of the Pre-Owned Floor Plan Facility to finance the acquisition and carrying cost of pre-owned powersports vehicle inventory. The Pre-Owned Floor Plan Facility will be secured by a first priority security interest in the pre-owned powersports vehicle inventory financed thereunder. The Pre-Owned Floor Plan Facility will include customary representations, covenants and events of default for financing transactions of this nature.

SLB Transaction

The SLB Transaction will consist of a sale by the Company of certain real property located in Daytona, Florida for $4.0 million and a subsequent triple-net lease back from the buyer at a lease rate of $0.3 million per year of base rent plus a pass-through of triple-net charges, including property taxes, insurance, and maintenance and repair costs. The base rent will increase two percent annually. The term of the lease shall be for not less than ten years.

Ninth Amendment to Credit Agreement

The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent. On November 11, 2024, the parties to the Credit Agreement executed Amendment No. 9 to the Credit Agreement (“Amendment No. 9”), pursuant to which, among other things: (i) the leverage ratios were revised and made less restrictive through June 30, 2026, (ii) the Company is permitted to consummate the transactions contemplated by each of the Rights Offering Term Sheet and Pre-Owned Floor Plan Facility and SLB Commitment Letter and (iii) the Company is permitted to consummate full cash settlement of the convertible senior 6.75% promissory notes due January 1, 2025.

After giving effect to Amendment No. 9, borrowings under the Credit Agreement will bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 1.00%), plus an applicable margin of 8.25% per annum or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25% per annum. The incremental interest amount of 0.5% per annum that was put in place as part of Amendment No. 5 to the Credit Agreement, which was previously agreed to be in place through March 31, 2025, will terminate on December 31, 2024. In addition, the Company has agreed to make a one-time payment in cash on January 2, 2025 of additional interest in an amount equal to 0.25% of the loan amount as of the effective date of Amendment No. 9.

JPM Credit Line

As discussed in Note 4, on October 23, 2024, the Company paid off the outstanding balance under the JPM Credit Line. Pursuant to the terms of the JPM Credit Line, no new amounts may be borrowed after November 1, 2024, and the line expires on December 31, 2024.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, and the MD&A included in our 2023 Form 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. Terms not defined in this MD&A have the meanings ascribed to them in the condensed consolidated financial statements. Unless otherwise noted, comparisons are of results for the quarter ended September 30, 2024, or third quarter, to the quarter ended September 30, 2023.
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
Powersports Segment
Our powersports segment is the largest powersports retail group in the United States (as measured by reported revenue, major unit sales and dealership locations), offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of September 30, 2024, we operated 56 retail locations consisting of hundreds of powersports franchises (representing various brands of motorcycles, ATVs, SXSs, PWCs, snowmobiles, and other powersports products) in Alabama, Arizona, California, Florida, Georgia, Kansas, Massachusetts, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas, and Washington.
We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Our powersports retail distribution locations represent all major manufacturers, or OEMs, and their representative brands, including those listed below.

Powersports’ Representative Brands
Benelli	Karavan Trailers	Segway Powersports
BMW	Kawasaki	Ski-Doo
Can-Am	Kayo	SSR
CF Moto	KTM	Suzuki
Club Car	Lynx (snowmobiles)	Tidewater Boats
Continental Trailers	MAGICTILT Trailers	Timbersled (snow bikes)
Ducati	Manitou	Triton Trailers
Harley-Davidson	Mercury (boat engines)	Yamaha
Honda	Polaris	Yamaha Marine
Husqvarna	Royal Enfield	Zieman Trailers
Indian Motorcycles	Sea-Doo

Vehicle Transportation Services Segment
Express provides asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealers.

Recent Developments
As of September 30, 2024, the Company was in compliance with the financial covenants under Amendment No.8 to the Credit Agreement (defined in Note 4) but determined it may need additional capital and/or relief from the financial covenants in the future. On November 11, 2024, the Company and Oaktree executed Amendment No. 9 to the Credit Agreement (each as defined in Note 12), which provided the Company with revised financial covenants through June 30, 2026, and permitted the Company to enter into the Rights Offering Term Sheet and the Pre-Owned Floor Plan Facility and SLB Commitment Letter (each as defined in Note 12), representing a total of approximately $30.0 million of incremental capital.
J.P. Morgan Floor Plan Line
On September 30, 2024, the Company was not in compliance with the “Minimum EBITDA” financial covenant associated with its JPM Credit Line (as defined in Note 4). On October 23, 2024, the Company paid off the outstanding balance under this floor plan line, which was $5.7 million as of September 30, 2024. This floor plan line terminates on December 31, 2024, and no amounts may be drawn under the line after November 1, 2024.

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
Total Gross Profit Per Unit
Total gross profit per unit is the aggregate gross profit of the powersports segment in a given period, divided by retail powersports units sold in that period. The aggregate gross profit of the powersports segment includes gross profit generated from the sale of new and pre-owned vehicles; any income related to loans originated to finance the vehicle; revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection; gross profit on the sale of parts, service and accessories/merchandise; and gross profit generated from wholesale sales of vehicles.
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

Results of Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	YoY Change	2024	2023	YoY Change
Revenue
Powersports vehicles	$206.4	$235.1	$(28.7)	$656.2	$738.1	$(81.9)
PSA	49.2	59.7	(10.5)	159.0	184.2	(25.2)
Finance and insurance, net	24.3	29.3	(5.0)	79.8	89.7	(9.9)
Vehicle transportation services	15.1	14.0	1.1	44.6	43.2	1.4
Total Revenue	295.0	338.1	(43.1)	939.6	1,055.2	(115.6)
Gross Profit
Powersports	23.8	32.3	(8.5)	84.4	104.0	(19.6)
PSA	22.7	27.0	(4.3)	72.5	84.7	(12.2)
Finance and insurance, net	24.3	29.3	(5.0)	79.8	89.7	(9.9)
Vehicle transportation services	3.5	3.4	0.1	10.1	10.3	(0.2)
Total Gross Profit	74.3	92.0	(17.7)	246.8	288.7	(41.9)
SG&A expenses	65.9	85.0	(19.1)	211.2	271.6	(60.4)
Depreciation and amortization	3.1	7.2	(4.1)	9.7	17.2	(7.5)
Operating Income (Loss)	5.3	(0.2)	5.5	25.9	(0.1)	26.0
Floor plan interest expense	4.4	3.9	0.5	12.7	9.8	2.9
Other interest expense	12.2	16.0	(3.8)	36.2	46.0	(9.8)
Other income	0.1	0.1	—	0.4	0.2	0.2
Loss from continuing operations before income taxes	(11.2)	(20.0)	8.8	(22.6)	(55.7)	33.1
Income tax benefit	—	(3.5)	3.5	$(0.4)	(9.7)	9.3
Loss from continuing operations	$(11.2)	$(16.5)	$5.3	$(22.2)	$(46.0)	$23.8

Powersports Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions, except per unit)	2024	2023	Change	2024	2023	Change
Revenue
New retail vehicles	$147.1	$159.6	$(12.5)	$477.9	$501.5	$(23.6)
Pre-owned vehicles:
Retail	52.7	68.8	(16.1)	160.8	215.6	(54.8)
Wholesale	6.6	6.7	(0.1)	17.5	21.0	(3.5)
Total pre-owned vehicles	59.3	75.5	(16.2)	178.3	236.6	(58.3)
Parts, service, accessories	49.2	59.7	(10.5)	159.0	184.2	(25.2)
Finance and insurance, net	24.3	29.3	(5.0)	79.8	89.7	(9.9)
Total revenue	$279.9	$324.1	$(44.2)	$895.0	$1,012.0	$(117.0)

Gross Profit
New retail vehicles	$16.6	$22.0	$(5.4)	$57.4	$74.4	$(17.0)
Pre-owned vehicles:
Retail	7.7	10.9	(3.2)	27.4	31.2	(3.8)
Wholesale	(0.5)	(0.6)	0.1	(0.4)	(1.6)	1.2
Total pre-owned vehicles	7.2	10.3	(3.1)	27.0	29.6	(2.6)
Parts, service, accessories	22.7	27.0	(4.3)	72.5	84.7	(12.2)
Finance and insurance	24.3	29.3	(5.0)	79.8	89.7	(9.9)
Total gross profit	$70.8	$88.6	$(17.8)	$236.7	$278.4	$(41.7)

Vehicle Unit Sales
New retail vehicles	9,740	10,851	(1,111)	32,247	34,413	(2,166)
Pre-owned vehicles:
Retail	4,549	5,619	(1,070)	14,350	17,537	(3,187)
Wholesale	1,059	1,103	(44)	3,043	3,121	(78)
Total pre-owned vehicles	5,608	6,722	(1,114)	17,393	20,658	(3,265)
Total vehicles sold	15,348	17,573	(2,225)	49,640	55,071	(5,431)
Total retail vehicles sold	14,289	16,470	(2,181)	46,597	51,950	(5,353)

Revenue per vehicle
New retail vehicles	$15,103	$14,706	$397	$14,820	$14,573	$247
Pre-owned vehicles:
Retail	11,585	12,233	(648)	11,206	12,292	(1,086)
Wholesale	6,232	6,186	46	5,751	6,748	(997)
Total pre-owned vehicles	10,574	11,241	(667)	10,251	11,454	(1,203)
Finance and insurance, net	1,701	1,778	(77)	1,713	1,726	(13)
Parts, service, accessories	3,443	3,626	(183)	3,412	3,546	(134)
Total revenue per retail vehicle	$19,127	$19,267	$(140)	$18,832	$19,075	$(243)

Gross Profit Per Unit
New vehicles	$1,704	$2,035	$(331)	$1,780	$2,163	$(383)
Pre-owned vehicles	1,693	1,935	(242)	1,909	1,780	129
Finance and insurance, net	1,701	1,778	(77)	1,713	1,726	(13)
Parts, service, accessories	1,589	1,638	(49)	1,556	1,630	(74)
Total gross profit per vehicle(1)	4,955	5,380	(425)	5,080	5,358	(278)

(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total powersports revenue for the quarter decreased $44.2 million compared to the same period in 2023 primarily due to lower volume of vehicle units sold. The impact on revenue from the volume was partially offset by a $397 increase in average revenue per new vehicle sold. The lower volume in retail sales of new and pre-owned vehicles contributed to a decline in F&I and PSA revenue for the quarter.
Total powersports revenue decreased $117.0 million for the nine months of 2024, with the decrease coming primarily from lower sales of vehicles in the retail channel. The impact on revenue from lower volume was partially offset by higher revenue per new vehicle sold.
Gross Profit
Total powersports gross profit decreased $17.8 million for the quarter and $41.7 million for the nine months of 2024. Lower sales volumes drove the decline in gross profit for both the quarter and nine months of 2024. Industry pressures as well as our efforts to reduce inventory more in line with our sales levels resulted in compressed gross profit for powersports.
Vehicle Transportation Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue ($ in millions)	$15.1	$14.0	$1.1	$44.6	$43.2	$1.4
Gross Profit ($ in millions)	$3.5	$3.4	$0.1	$10.1	$10.3	$(0.2)
Vehicles transported	25,084	22,930	2,154	75,256	70,175	5,081
Revenue per vehicle transported	$602	$611	$(9)	$593	$616	$(23)
Gross Profit per vehicle transported	$140	$148	$(8)	$134	$147	$(13)
Total vehicle transportation services revenue increased for the third quarter and nine months of 2024 compared to the prior year comparable periods due to higher volume of vehicles transported. Gross profit was comparable in both periods.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Compensation and related costs	$37.1	$48.9	$(11.8)	$122.3	$157.0	$(34.7)
Facilities	12.0	13.0	(1.0)	33.9	35.5	(1.6)
General and administrative	7.4	8.9	(1.5)	25.0	29.7	(4.7)
Advertising, marketing and selling	4.1	7.1	(3.0)	15.9	21.5	(5.6)
Professional fees	3.7	2.6	1.1	8.9	13.1	(4.2)
Stock-based compensation	1.1	3.1	(2.0)	3.9	10.9	(7.0)
Technology and software	0.5	1.4	(0.9)	1.3	3.9	(2.6)
Total SG&A expenses	$65.9	$85.0	$(19.1)	$211.2	$271.6	$(60.4)
Total SG&A as a % of gross profit	88.7%	92.4%	(370) bps	85.6%	94.1%	(850) bps
Selling, general and administrative expenses (“SG&A”) as a percentage of gross profit improved 370 basis points for the quarter. SG&A decreased primarily due to our cost savings initiatives. Compensation and related costs comprised the majority of the savings. The expense reduction for the quarter was partially offset by higher legal costs included in professional fees for the matters discussed in Note 11. The prior year quarter included certain costs that did not recur in 2024: $0.6 million related to the separation of former executives, $0.4 million related to a proxy contest and reorganization of the board of directors, and a $0.6 million loss associated with the loan receivable portfolio that was sold at the end of 2023.
SG&A as a percentage of gross profit improved 850 basis points for the nine months ended September 30, 2024. SG&A decreased primarily due to our cost savings initiatives, as well as certain expenses in 2023 that did not recur in 2024. Facilities expense in the nine months of 2024 included a $0.9 million gain on the partial termination of a warehouse lease that was no longer needed. The nine months ended September 30, 2023 included $5.1 million of charges related to a proxy contest and reorganization of our board of directors, $5.3 million of personnel restructuring costs primarily associated with officer separations from the Company, and $6.0 million of charges associated with the RumbleOn Finance loan portfolio that was sold at the end of 2023.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Depreciation and amortization	$3.1	$7.2	$(4.1)	$9.7	$17.2	$(7.5)
Depreciation and amortization decreased for the quarter and the nine months compared to the same periods in 2023, primarily due to lower amortization expense for non-compete agreements related to prior acquisitions and lower software amortization costs. Software amortization expense in the 2023 periods included a $2.6 million impairment of the remaining capitalized costs of certain software that was no longer being used.

Other Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2024	2023	Change	2024	2023	Change
Other interest expense	$12.2	$16.0	$(3.8)	$36.2	$46.0	$(9.8)
Other interest expense consists primarily of interest and deferred financing costs on the: (i) term loan facility; (ii) convertible senior notes; (iii) finance lease obligation; and in 2023, (iv) the ROF Consumer Finance Facility. Interest expense decreased for the quarter and nine months of 2024 due primarily to lower outstanding principal on the term loan facility and the RumbleOn Finance consumer finance facility being paid off at the beginning of 2024, offset by interest expense on the finance lease obligation that was entered into in September 2023. Other interest expense was also lower due to our adoption of ASU 2020-06, as we are no longer amortizing the debt discount associated with our convertible senior notes. See Note 1, Description of Business and Significant Accounting Policies, for more details on our adoption of the new accounting standard and Note 4, Debt, for more detail on the components of our other interest expense.

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
We had the following liquidity resources available as of September 30, 2024 and December 31, 2023:

($ in millions)	September 30, 2024	December 31, 2023
Cash	$50.1	$58.9
Restricted cash(1)	16.6	18.1
Total cash and restricted cash	66.7	77.0
Availability under powersports inventory financing credit facilities(2)	121.5	165.0
Committed liquidity resources available	$188.2	$242.0
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
(2) Aggregate availability at December 31, 2023 included $47.5 million for the JPM Credit Line (as defined below) that was reduced to $8.0 million as of September 30, 2024. During October 2024, aggregate credit availability was reduced by $22.8 million as a result of our lowering of limits with certain lenders and the reduction of the limits under the JPM Credit Line. Subsequent to November 1, 2024, pursuant to the terms of the agreement, no new amounts may be borrowed under the JPM Credit Line.

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

Included in the availability under powersports inventory financing credit facilities as of September 30, 2024 was the JPM Credit Line with an advance limit of $8.0 million, of which $5.7 million was used. The JPM Credit Line was amended on August 6, 2024 after the Company was not in compliance with the “Minimum EBITDA” financial covenant as of June 30, 2024. The amendment revised applicable financial covenants for the remainder of its term, reduced the commitment level, reduced the advance rate of incremental floored units from 75% to 65% of cost, and extended the term from October 25, 2024 to December 31, 2024. On October 23, 2024, the Company paid off the outstanding balance under the JPM Credit Line. Pursuant to the terms of the agreement, no amounts are available to be borrowed under this line after November 1, 2024.
The Company executed Amendment No. 9 to the Credit Agreement, the Rights Offering Term Sheet and the Pre-Owned Floor Plan Facility and SLB Commitment Letter on November 11, 2024, as discussed more fully in Note 12.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, and other business and risk factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 as amended and supplemented in subsequent filings. We believe that current cash balances plus cash generated from operations and capital commitments received in November 2024 will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months; however, there can be no assurance that we will not require additional financing within this time frame.
Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	September 30, 2024	December 31, 2023
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$242.5	$291.3

Long-Term Debt:
Term loan facility	226.4	248.7
6.75% convertible senior notes	38.8	38.8
Fleet notes and other	1.9	2.1
RumbleOn Finance secured loan facility(1)	—	12.2
Principal amount of long-term debt	267.1	301.8
Less: unamortized debt issuance costs	(18.1)	(27.5)
Total long-term debt, including current maturities	249.0	274.3

Total debt(2)	$491.5	$565.6
(1) Amount was repaid on January 2, 2024 and facility was terminated.
(2) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$68.6	$(18.5)	$87.1
Net cash used in investing activities	(2.7)	(12.8)	10.1
Net cash provided by (used in) financing activities	(76.2)	34.0	(110.2)
Net cash used by discontinued operations	—	(1.8)	1.8
Net change in cash	$(10.3)	$0.9	$(11.2)

Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flows for the first nine months of 2024 were $87.1 million better than in the comparable period in the prior year, reflecting the Company’s improved operating performance, primarily driven by our efforts to reduce inventory days on hand, the benefit of our cost savings initiatives and the settlement of the sale of the RumbleOn Finance loan portfolio.
Investing Activities

	Nine Months Ended September 30,
($ in millions)	2024	2023	Change
Acquisitions, net of cash received	$(0.7)	$(3.3)	$2.6
Purchase of property and equipment	(1.6)	(7.8)	6.2
Technology development	(0.4)	(1.7)	1.3
Cash used in investing activities	$(2.7)	$(12.8)	$10.1
Our investing activities support and expand our operations. We acquired a powersports dealership in Massachusetts in 2024 and a powersports dealership in Florida in 2023.
Financing Activities

	Nine Months Ended September 30,
($ in millions)	2024	2023	Change
Repayments of debt	$(35.5)	$(59.0)	$23.5
Net increase (decrease) in non-trade floor plan borrowings	(39.3)	46.0	(85.3)
Proceeds from sale-leaseback transaction	—	49.7	(49.7)
Debt issuance costs	(1.1)	(1.8)	0.7
Shares redeemed for employee tax obligations	—	(0.9)	0.9
Other financing	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	$(76.2)	$34.0	$(110.2)
Cash flows from financing activities primarily relate to our short and long-term debt activity. In the first nine months of this year, cash used in financing activities was higher in 2024 primarily due to a reduction in non-trade floor plan borrowings. The prior year also included the proceeds from a sale-leaseback transaction.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, based on the ongoing remediation of material weaknesses identified in the 2023 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:
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
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s cash offer tool and certain of its technology. The Company continues to cooperate with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC, or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Internal Investigation and Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On July 7, 2023, Mr. Chesrown provided the Board a letter of resignation (the “Resignation Letter”) describing Mr. Chesrown’s disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members, and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letter. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letter. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in the initial stages of discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what actions, if any, may be taken with regard to the investigation allegations. We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.

Item 1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2023 Form 10-K. The information provided below updates the disclosure to the 2023 Form 10-K regarding certain financial risks affecting the Company. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2023 Form 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
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
At September 30, 2024, the Company was in compliance with the leverage ratio financial covenants under the Credit Agreement.  However, as of such date we determined that we may need additional capital and/or relief from certain financial covenants in the future. Accordingly, on November 11, 2024, the Company entered into Amendment No. 9 to the Credit Agreement, which provided the Company with revised financial covenants through June 30, 2026, permitted the Company to enter into the Rights Offering Term Sheet and Pre-Owned Floor Plan Facility and SLB Commitment Letter and permitted the Company to pay the convertible senior 6.75% promissory notes due January 1, 2025.  The additional 0.5% of interest previously extended through March 31, 2025 will terminate on December 31, 2024.
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
We intend to continue making investments to support the development and growth of our business and to make strategic acquisitions. Although we currently intend to self-fund our growth initiatives, under certain circumstances we may determine that it is necessary or advisable to raise additional financing or capital. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all. If we decide to raise additional capital through issuances of equity, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In 2023, our three largest stockholders backstopped our rights offering, and they recently agreed to provide $30.0 million in incremental capital commitments, which includes a $10.0 million backstopped rights offering. If we decide to raise additional debt, our existing stockholders may be subject to the risks associated with higher leverage. In addition, we may need to refinance all or a portion of our existing debt. We utilize multiple vehicle floor plan facilities to finance a substantial amount of our new and pre-owned inventory. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, including under one or more of our vehicle floor plan facilities, or we are unable to obtain additional capital, including from any of our stockholders, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.
Item 5.     Other Information.
(a) See “Ninth Amendment to Credit Agreement” in Note 12 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of Amendment No. 9 to the Credit Agreement, dated November 11, 2024 by and among the Company, the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent.
(c) During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description
10.1
Amendment No. 8 to the Term Loan Credit Agreement, dated August 6, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.2
Amendment No. 9 to the Term Loan Credit Agreement, dated August 11, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent*

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

RumbleOn, Inc.

Date: November 12, 2024	By:	/s/ Michael W. Kennedy
Michael W. Kennedy Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Tiffany Kice
Tiffany Kice Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)