Form 10-Q/A
period 2024-09-30
RumbleOn, Inc.
filed 2024-11-18
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the three months ended September 30, 2024 filed with the Securities and Exchange Commission on November 12, 2024 (the “Original Filing”). This Amendment No. 1 is made solely to file an updated version of Exhibit 10.2 to include Exhibits A and B thereto, which were inadvertently omitted in the Original Filing. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, currently dated certifications have been provided as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

No other changes have been made to the Original Filing. This Form 10-Q/A continues to speak as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Filing.

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

RumbleOn, Inc.

Date: November 15, 2024	By:	/s/ Michael W. Kennedy
Michael W. Kennedy Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Tiffany Kice
Tiffany Kice Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)