Form 10-K
period 2024-12-31
RumbleOn, Inc.
filed 2025-03-14
CIK 1596961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of shares of common stock held by non-affiliates of the registrant was approximately $65.5 million.
The number of shares of Class B Common Stock, $0.001 par value, outstanding on March 3, 2025 was 37,737,799 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on March 3, 2025.
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024 are incorporated herein by reference in Part III.

RumbleOn, Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2024

Forward-Looking and Cautionary Statements
Matters discussed in this report and in other public disclosures, both written and oral, include “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. You should not place undue reliance on forward-looking statements, which speak only as of the date of the report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this report and other public statements made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1.    BUSINESS.
Our Company
RumbleOn, Inc. operates through two operating segments: a powersports dealership group and a vehicle transportation services entity, Wholesale Express, LLC (“Express”). The Company was incorporated in 2013 and has grown primarily through acquisitions. The Company is headquartered in the Dallas Metroplex and completed its initial public offering in 2017. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “RumbleOn,” and the “Company” refer to RumbleOn, Inc. and its consolidated subsidiaries and any predecessor entities.

Powersports Segment

We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2024, we operated a total of 56 dealerships located in Alabama, Arizona, California, Florida, Georgia, Kansas, Massachusetts, Nevada, North Carolina, Ohio, Oklahoma, South Dakota, Texas and Washington.
We source high quality pre-owned inventory online via our proprietary RideNow Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Vehicle Transportation Services Segment
Express provides asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions. We provide services focused on pre-owned vehicles to clients across the United States through our established network of pre-qualified carriers.
Former Operations
Discontinued operations represents the results of our wholesale automotive business, which was wound down as of June 30, 2023. Also, on December 29, 2023, the Company sold its consumer loans portfolio underwritten by two subsidiaries.
Our Industry
The powersports retail marketplace in the United States is highly fragmented. We face competition from traditional franchised dealers who sell both new and pre-owned vehicles, independent pre-owned powersports dealers, and private parties. We believe that the principal competitive factors in our industry are consumer experience (sales, delivery, service and after sales care) and quality, breadth and depth of product selection. Our RideNow Cash Offer technology is a point of differentiation that enables us to purchase pre-owned inventory online from customers located nationwide.
Express operates in the U.S. automotive transportation services industry, which is highly fragmented with low barriers to entry. We compete against many transportation services companies, including trucking companies, freight brokers, freight forwarders, and other brokers. We believe that our dedication to quality, simple and hassle-free transportation services, and our focus on customer relationships are key aspects of our business.
Our Long-Term Strategy
We aim to create long-term shareholder value by operating the best performing, most profitable powersports retail group in the United States. To achieve these objectives, we are pursuing the following goals and strategies. In addition to these activities, we continue to focus on reducing our cost structure by identifying and eliminating expenses that do not further our strategic goals.
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

Leverage our proprietary RideNow Cash Offer technology to accelerate growth of our pre-owned inventory

An expansive selection of pre-owned inventory enhances the customer experience by ensuring our visitors can find a powersports vehicle that matches their preference. Our RideNow Cash Offer technology directly connects us with consumers and allows us to acquire high-quality, pre-owned powersports vehicles at scale. This proprietary technology is a fast and efficient mechanism to offer cash for pre-owned vehicles and provides us with a unique source of market data. Our RideNow Cash Offer technology is a point of differentiation that enables us to access a nationwide market of pre-owned vehicles and introduces us to customers outside of our physical retail footprint. Our pre-owned inventory strategy utilizes a centralized set of standards for acquisitions made online, in stores and through auctions.
Grow organically and through strategic acquisitions

Our plan includes growing our powersports segment both organically by adding new customers through our online and in-store locations, by adding brands to existing locations and by acquiring new strategic retail locations. Our team has substantial experience in identifying suitable acquisition candidates, negotiating purchase terms and conditions and integrating newly acquired businesses. We identify acquisition candidates based on a variety of factors, including authorized brands, geographic location and service offerings. Acquiring additional locations also helps us further leverage our corporate cost structure. We are continually evaluating our dealership footprint and may divest locations that are no longer accretive for our business.
Our Team
We have recently experienced significant changes to our executive team. Effective January 13, 2025, the Company and Michael Kennedy, the Chief Executive Officer (“CEO”) of the Company, entered into a separation agreement which provided that Mr. Kennedy’s employment with the Company terminated. On the same day, the Chairman of the Company’s Board of Directors (the “Board”), Michael Quartieri, became our CEO, and Cameron Tkach was appointed to serve as Executive Vice President and Chief Operating Officer. Tiffany Kice became the Company’s Chief Financial Officer (“CFO”) on June 24, 2024, and Brandy Treadway became the Company’s Chief Legal Officer on February 12, 2024.
As of December 31, 2024, we had 1,928 full-time and 36 part-time employees.

Technology
We protect our technology and other intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, and contractual provisions and restrictions on access and use of our proprietary information and technology. We have a portfolio of trademark registrations in the United States, including registrations for “RideNow,” the RideNow logo, “RumbleOn,” and the RumbleOn logo. We are the registered holder of a variety of domestic domain names, including “Rumbleon.com.”
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
The violation of any of these laws or regulations could result in administrative, civil, or criminal penalties or in a cease-and-desist order against our business operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.
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
Market and Industry Data
Some of the market and industry data contained in this 2024 Form 10-K is based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Available Information
Our Internet website is located at www.rumbleon.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Additionally, the SEC website located at www.sec.gov contains the information we file or furnish electronically with the SEC.

ITEM 1A.    RISK FACTORS.
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operations, cash flows or the trading price of our common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Business and Operational Risks
Our success depends in part on our ability to grow our business both organically and through strategic acquisitions, and our plans and strategies may not be realized.

Our strategic plan includes leveraging our nationwide network of dealerships, using our proprietary RideNow Cash Offer technology to grow our pre-owned inventory, reducing our cost structure, and rationalizing our retail footprint by acquiring new retail locations and closing or consolidating existing retail locations. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisition opportunities. The closing or consolidation of existing retail locations may not result in immediate cost savings. These activities can divert management time and focus from operating our business. We may encounter unforeseen expenses, difficulties, complications, and delays relating to the development and operation of our business and the execution of our business plan, including our organic and acquisition growth strategies. Achieving the anticipated benefits of acquisitions depends in significant part upon our integrating any acquired entity’s businesses, operations, processes, and systems in an efficient and effective manner. We have incurred, and expect to continue to incur, a number of non-recurring costs associated with our acquisitions and the closing of retail locations. Our failure to identify successfully rationalize our dealership footprint could adversely affect our business, financial condition, and results of operations.

We may not be able to acquire sufficient powersports inventory to satisfy consumer demand or our expectations for the business.

A material part of our strategic plan is predicated on being able to have sufficient inventory of powersports vehicles, both new and pre-owned, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of powersports vehicles. While historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. Pre-owned inventory is acquired directly from consumers via our proprietary RideNow Cash Offer technology or consumer trade-in transactions or auctions. If the channels for new or pre-owned vehicle acquisition were disrupted, for example as a result of another COVID-like lockdown, technology challenges, customers holding onto their vehicles due to significant valuation decreases and negative equity positions, non-acceptance of online transactions, poor customer ratings, higher tariffs, or other such events, the Company may not have enough inventory to meet customer demand, which may adversely affect our business, financial condition, and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract, and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success will depend on the efforts and talents of our executives and employees. In addition, the loss of any senior management or other key employees could materially adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. We have experienced a high level of turnover in our senior management team. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. A limited number of our employees are subject to employment agreements that include restrictive covenants. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we can prevent former employees from attempting to compete with us. If we fail to attract well-qualified employees or retain and motivate existing employees, our business could be materially and adversely affected.

In recent periods, we have identified material weaknesses in our internal control over financial reporting. Most recently, we have identified a material weakness, as disclosed in this 2024 Form 10-K. If we are unable to effectively remediate this material weakness and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial and other public reporting, which would harm our business.
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

A material weakness is a deficiency, or a combination of deficiencies, in our ICOFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified and disclosed material weaknesses in our ICOFR in recent periods. For example, as discussed herein, we have identified a material weakness in our ICOFR for the year ended December 31, 2024. This material weakness relates to user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes. As a result of previously identified material weaknesses, our disclosure controls and procedures as of December 31, 2024 and 2023, respectively, were determined not to be effective at a reasonable assurance level as of each of those dates.

Part II, Item 9A of this 2024 Form 10-K describes the remediation plan for the material weakness affecting our ICOFR as of December 31, 2024. We cannot assure that the measures we are taking to remediate this material weakness will be sufficient or that such measures will prevent future material weaknesses. If we are unable to effectively remediate this material weakness and maintain effective ICOFR, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial statements.

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

Adverse conditions affecting one or more of the powersports manufacturers with which we hold franchises, or their inability to deliver a desirable mix of vehicles, could have a material adverse effect on our new and pre-owned powersports vehicle retail business.

Historically, our retail locations have generated most of their revenue through new powersports vehicle sales and related sales of higher-margin products and services, such as finance and insurance products and vehicle-related parts and service. As a result, our business and results of operations depend on various aspects of vehicle manufacturers’ or OEM’s operations, which are outside of our control. Our ability to sell new powersports vehicles is dependent on our manufacturers’ ability to design and produce, and willingness to allocate and deliver to us, a desirable mix of popular new vehicles that consumers demand. Popular vehicles may often be difficult to obtain from manufacturers for several reasons, including the fact that manufacturers generally allocate their vehicles based on sales history. If a manufacturer fails to produce desirable vehicles or develops a reputation for producing undesirable vehicles or produces vehicles that do not comply with applicable laws or government regulations, our revenue could be adversely affected as consumers shift their vehicle purchases away from that brand. In some cases, manufacturers have chosen to supply new vehicles to the market in excess of demand at reduced prices, which can reduce demand for pre-owned vehicles.

Although we seek to limit dependence on any one OEM, there can be no assurance the brand mix allocated and delivered to us will be sufficiently diverse to protect us from a significant decline in the desirability of vehicles manufactured by a particular manufacturer or disruptions in a manufacturer’s ability to produce vehicles. For 2024, OEMs representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Powersports Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	28.0%
BRP	22.5%
Harley-Davidson	12.4%

In addition, the powersports manufacturing supply chain spans the globe. As such, supply chain disruptions may affect the flow of vehicle and parts inventories to an OEM’s manufacturing partners or to us. Vehicles manufactured overseas may also be subject to tariffs, which OEMs may pass on to us. Such continued disruptions or increased tariffs could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We are dependent on our relationships with the manufacturers of powersports vehicles we sell and are subject to restrictions imposed by these vehicle manufacturers. Any of these restrictions or any changes or deterioration of these relationships could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are dependent on our relationships with the manufacturers of the vehicles we sell, who can exercise a great deal of control and influence over our day-to-day operations, as a result of the terms of our agreements with them. We may obtain new powersports vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ trademarks only to the extent permitted under these agreements. The terms of these agreements may conflict with our interests and objectives and may impose limitations on key aspects of our operations, including our acquisition strategy.
For example, manufacturers can set performance standards with respect to sales volume, sales effectiveness, and customer satisfaction, and require us to obtain manufacturer consent before we can acquire, sell or relocate dealerships selling a manufacturer’s vehicles. From time to time, we may be precluded under agreements with certain manufacturers from acquiring additional franchises or selling or consolidating existing franchises, or subject to other adverse actions, to the extent we are not meeting certain performance criteria at existing stores until performance improves in accordance with the agreements, subject to applicable state franchise laws. In addition, many vehicle manufacturers place limits on the total number of franchises that any group of affiliated dealerships may own and certain manufacturers place limits on the number of franchises or share of total brand vehicle sales that may be maintained by an affiliated dealership group on a national, regional or local basis, as well as limits on store ownership in contiguous markets. If we reach any of these limits, we may be prevented from making further acquisitions, or we may be required to dispose of certain dealerships, which could adversely affect our future growth. We cannot provide assurance that manufacturers will approve future acquisitions, dispositions or relocations timely, if at all, which could significantly impair the execution of our strategy.

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

We may be subject to product liability claims if people or property are harmed by the products we sell and may be adversely impacted by manufacturer safety recalls. Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our insurance coverage will be adequate for losses actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the products sold by us caused property damage or personal injury could damage brand image and our reputation with existing and potential consumers and have a material adverse effect on our business, financial condition and results of operations. In the event of a manufacturer safety recall, we may be required to stop selling certain vehicles, which could impact our revenue and profitability.

Natural disasters, adverse weather and other events can disrupt our business.

Our dealerships are concentrated in certain states, including Arizona, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as tornadoes, earthquakes, wildfires, landslides, hailstorms, floods and hurricanes) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the powersports retailing business is subject to substantial risk of property loss due to the significant concentration of property at store locations, including property stored outside. Although we have substantial insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or under-insured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Failure to adequately protect our intellectual property could harm our business and operating results.

We rely on a combination of trademark, trade secret, and copyright law as well as on contractual restrictions with employees and third parties to protect our intellectual property, including our proprietary RideNow Cash Offer technology. These mechanisms may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties including former employees may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. The failure to protect our intellectual property, including from unauthorized uses, could erode consumer trust and our brand and have a material adverse effect on our business.

Financial Risks

We have incurred significant indebtedness, which could adversely affect us, including our business flexibility.

We have a substantial amount of debt, which has had and will continue to have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) make investments or loans; (iii) create liens; (iv) consummate mergers and similar fundamental changes; (v) make restricted payments; (vi) make investments in unrestricted subsidiaries; (vii) enter into transactions with affiliates; and (viii) use proceeds from asset sales. They also impose certain financial test ratios and financial condition tests that we must satisfy in future periods to remain in compliance with the terms applicable to our debt. We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive or financial covenants under our debt agreements. The restrictions contained in the covenants could: (i) limit our ability to plan for or react to market conditions, to meet capital needs, or otherwise to restrict our activities or business strategy; and (ii) adversely affect our ability to finance our operations, enter into acquisitions or divestitures or engage in other business activities that would be in our interest.

We have incurred and expect to incur a substantial amount of interest expense. Our level of indebtedness, including the applicable interest payments, could also reduce funds available for working capital, capital expenditures, and other general corporate purposes, and may create competitive disadvantages for us relative to competitors with lower debt levels. If our financial performance does not meet our current expectations, then our ability to service the indebtedness may be adversely impacted.

At June 30, 2024, the Company was not in compliance with certain leverage ratio financial covenants under the Credit Agreement as of such date. As a result, we entered into Amendment No. 8 to the Credit Agreement, which among other things, revised the applicable leverage ratios and increased the minimum liquidity covenant to $30.0 million. We subsequently entered into Amendment No. 9 to the Credit Agreement, which among other things, permitted us to raise capital in December 2024.

We have established internal controls in place to monitor compliance with the financial covenants. A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition test could result in a default under our debt agreements that, if not cured or waived, could result in the acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. There is no assurance that the Company will be able to comply with these covenants, or if we fail to remain in compliance, will be able to obtain relief from such financial covenants in the future. The failure to meet financial covenants under the Credit Agreement, or to obtain a waiver, would have a material adverse effect on our business, financial condition, and results of operations.

In addition, in the event of default under our Credit Agreement, the affected lenders could foreclose on the collateral securing such credit facility and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under the credit facilities or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders

We may require additional financing or capital to pursue acquisitions or because of unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.

We intend to continue making investments to support the development and growth of our business and to make strategic acquisitions. Although we currently intend to self-fund our growth initiatives, under certain circumstances we may determine that it is necessary or advisable to raise additional financing or capital. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all. If we decide to raise additional capital through issuances of equity, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In 2023, our three largest stockholders backstopped our $100.0 million rights offering, and in 2024 they provided $30.0 million in incremental capital commitments, which included a $10.0 million backstopped rights offering. If we decide to raise additional debt, our existing stockholders may be subject to the risks associated with higher leverage. In addition, we may need to refinance all or a portion of our existing debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or we are unable to obtain additional capital, including from any of our stockholders, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

Our purchases of new and pre-owned powersports vehicles are financed primarily through floor plan facilities, which may be reduced or terminated.

We utilize multiple vehicle floor plan facilities to finance a substantial amount of our new and pre-owned inventory. The facilities for new and certain pre-owned inventory are provided by OEMs or by their captive financing companies and secured by the inventory financed. A facility for certain pre-owned inventory is provided by two of our largest stockholders. A decrease in the availability of this type of financing, or an increase in the cost of such financing, could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced revenues. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to sell certain powersports vehicles may be reduced, which could adversely affect our business, operating results and financial condition.

We are subject to interest rate risk in connection with our floorplan payables and our other debt instruments that could have a material adverse effect on our profitability.

Our floorplan payables, Credit Agreement and other debt instruments are subject to variable interest rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new inventory carrying cost (new vehicle floorplan interest expense net of floorplan assistance that we receive from powersports manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. A significant increase in interest rates or decrease in manufacturer floorplan assistance could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Changes in trade policies, including the imposition of tariffs, may have a material adverse impact on the Company’s business, results of operations and profitability.

In January 2025, the global tariff landscape began to quickly change with the U.S. implementing new or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries may change their tariff policies in response to changes in the U.S. tariff policy. We acquire certain new unit inventory from OEMs that is manufactured in countries that may be subject to new or increased tariffs, including Mexico, Canada and China. In addition, tariffs could increase the costs of components for new units and/or other products that we sell and have the potential to disrupt existing supply chains. An increase in the costs of the goods that we sell could make them less affordable for customers, which would negatively impact customer demand and have a material adverse impact on our business and results of operations. It is uncertain whether OEMs will pass through increased costs to us, which would result in a negative impact on our profitability. It is impossible to predict with any certainty the effects that any new tariffs may ultimately have on our industry or our financial condition.

We participate in a highly competitive market for powersports products and services, and pressure from existing and new companies may adversely affect our business and operating results.

The powersports retail and service industry is highly competitive with respect to price, service, location, and selection.
Our competition includes: (i) franchised powersports dealerships in our markets that sell the same or similar new and pre-owned vehicles; (ii) privately negotiated “peer-to-peer” sales of pre-owned powersports vehicles; (iii) other pre-owned powersports vehicle retailers; (iv) internet-based pre-owned powersports vehicle brokers that sell pre-owned vehicles to consumers; (v) service center and parts supply chain stores; and (vi) independent service and repair shops.

We do not have a material cost advantage over other retailers in purchasing new powersports vehicles from manufacturers. We typically rely on our advertising, merchandising, sales expertise, service reputation, strong local branding, and location to sell our products and services. Because our dealer agreements grant only a non-exclusive right to sell a manufacturer’s product within a specified market area, our revenue, gross profit, and overall profitability may be materially adversely affected if competing dealerships expand their market share. Further, our vehicle manufacturers may decide to award additional franchises in our markets in ways that negatively impact our sales.

We believe that our proprietary RideNow Cash Offer technology provides us with a competitive advantage in purchasing pre-owned powersports vehicles directly from customers. However, there are low barriers to enter the online marketplace for powersports and we expect that competitors, both new and existing, will continue to enter the online marketplace with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of powersports vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive overall experience.

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

Competition in the transportation services industry is intense and broad-based. We compete against traditional and non-traditional companies, including transportation providers that own or operate their own equipment, third-party freight brokers, technology services companies, freight brokers, carriers offering transportation services, and on-demand transportation service providers. In addition, customers can bring in-house some of the services we provide to them. Increased competition could reduce our market opportunity and create downward pressure on rates, which could adversely affect our revenue, gross profit and results of operation. Many of our competitors are larger than us and may devote resources to the development of services and technologies.  If we are unable to compete with these additional offerings, or the breadth of services offered by some of our competitors, we may be unable to retain, or attract, customers, which would adversely affect our business.

If powersports vehicle manufacturers reduce or discontinue sales incentive, warranty, or other promotional programs, our financial condition, results of operations, and cash flows may be materially adversely affected.

We benefit from sales incentive, warranty, and other promotional programs of powersports vehicle manufacturers that are intended to promote and support their respective new vehicle sales. Key incentive programs include: (i) customer rebates on new vehicles; (ii) dealer incentives on new vehicles; (iii) special financing on new or pre-owned vehicles; (iv) warranties on new and pre-owned vehicles; and (v) sponsorship of pre-owned vehicle sales by authorized new vehicle dealers. Vehicle manufacturers often make changes to their incentive programs. Any reduction or discontinuation of manufacturers’ incentive programs for any reason, including a supply and demand imbalance, may reduce our sales volume which, in turn, could have a material adverse effect on our results of operations, cash flows, and financial condition.

Seasonality or weather trends may cause fluctuations in our revenue and operating results.

Our revenue trends are likely to be a reflection of consumers' powersports vehicle buying patterns. Because different types of vehicles are designed for different seasons, our revenue may be cyclical. Historically, the powersports industry has been seasonal, with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter but increase in spring and summer, coinciding with tax refund season and the coming warmer months. Our business is also impacted by cyclical trends affecting the overall economy, as well as by actual or threatened severe weather events, such as hurricanes, tornadoes, and wildfires.

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

Our brand, reputation, and ability to attract consumers depend on the reliable performance of our technology infrastructure and content delivery. We may experience significant interruptions with our systems. Interruptions in these systems, whether due to system failures, computer viruses, or physical or electronic break-ins, could affect the security or availability of our products on our websites, and prevent or inhibit the ability of consumers to access our products. Problems with the reliability or security of our systems could harm our reputation, result in a loss of consumers and dealers, and result in additional costs.

We locate our communications, network, and computer hardware used to operate our website at facilities in various parts of the country to minimize the risk and create an environment where we can remain online if one of the facilities in which our equipment is housed goes offline. Nevertheless, we do not own or control the operation of these facilities, and our systems and operations may be vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could result in damage to our systems and hardware or could cause them to fail.

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

Disruptions or breaches involving our or our third-party providers’ IT systems could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our computer systems, hardware, software, technology infrastructure, and online sites and networks (collectively, “IT Systems”) across our operations. While we own and operate certain parts of our IT Systems, we also rely on critical third-party service providers for an array of IT Systems and related products and services. We use IT Systems for external and internal functions, such as to support product sales, track inventory information at our store locations, and to aggregate daily sales, margin and promotional information. We also use IT Systems to report and audit our operational results.

We and our third-party providers may experience cyberattacks and security incidents. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities or incidents to avoid a material adverse impact to our IT Systems or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems.

Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any adverse impact to the availability, integrity or successful functioning of our IT Systems could result in interruptions in our services, noncompliance with certain laws and regulations, negative publicity, damage to our customer and supplier relationships, exposure to litigation, regulatory investigations, and lost sales, fines, penalties, lawsuits and remediation costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose, and use personal information and other data provided by consumers, dealers and auctions. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and dealers could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could harm our business and operating results. In addition, from time to time, it is possible that concerns will be expressed about whether our products, services, or processes compromise the privacy of our users. Concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business and operating results.

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

We are subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle, retail installment sales, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. The regulatory bodies that regulate our business include, at the federal level: the Consumer Financial Protection Bureau, the FTC, the DOT, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial and insurance regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.

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

Environmental Laws and Regulations. We are subject to a variety of federal, state, and local environmental laws and regulations that pertain to our operations. The regulations concern material storage, air quality, waste handling, water pollution control and emissions of greenhouse gases. The regulations also regulate our use and operation of gasoline storage tanks, gasoline dispensing equipment, oil tanks, and paint booths among other things. Our business involves the use, handling, and disposal of hazardous materials and wastes, including motor oil, gasoline, solvents, lubricants, paints, and other substances. We manage our compliance through permitting and operational control. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on emissions of greenhouse gases from our operations or on vehicles and automotive fuels in the U.S. could adversely affect demand for those vehicles and require us to incur costs to reduce emissions of greenhouse gases associated with our operations.

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

We are subject to various legal proceedings from time to time, which can require significant expenditures. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, results of operations and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. These claims could be asserted under a variety of laws including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, employee benefit laws, tax laws and environmental laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties including, but not limited to, suspension or revocation of licenses to conduct business.

Risks Related to Ownership of our Class B Common Stock

Our largest stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders.

At March 1, 2025, three of our stockholders beneficially owned approximately 54.8% of the Company’s voting power and are either members of our Board or have the right to appoint a member to our Board. As a result, these three stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay, defer, or prevent a change in control or delay or prevent a merger, consolidation, takeover, or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class B common stock. Also, in the future, these three stockholders may acquire or dispose of shares of our Class B common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our Class B common stock.

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

The Board oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership regularly briefs the Board on our cybersecurity and information security posture and the Board is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance to RumbleOn.

Our corporate information security team is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The corporate information security organization manages an enterprise security structure with the ultimate goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Central to this effort is our technical solution that provides monitoring of our data and enterprise computing networks. Employees outside of our corporate information security organization also have a role in our cybersecurity defenses and they are immersed in a corporate culture supportive of security, which we believe improves our cybersecurity.

Assessing, identifying, monitoring, and managing cybersecurity-related risks are included in our overall risk management processes. Cybersecurity-related risks are included in the population of risks that are evaluated to assess top risks to the Company on an annual basis. To the extent a heightened cybersecurity related risk is identified, risk owners will be assigned to develop risk mitigation plans, which are then tracked to completion. An annual risk assessment is presented to the Board.

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

ITEM 2.    PROPERTIES.

At December 31, 2024, we operated 56 powersports dealerships from leased facilities as follows:

State	# of Dealerships
Alabama	1
Arizona	14
California	2
Florida	8
Georgia(1)	2
Kansas	1
Massachusetts	1
Nevada	3
North Carolina	1
Ohio	2
Oklahoma	1
South Dakota	1
Texas(2)	17
Washington	2
Total	56
(1) One of these dealership locations was included in the 2023 sale-leaseback transaction that is being accounted for as a finance lease.
(2) Seven of these dealership locations were included in the 2023 sale-leaseback transaction that is being accounted for as a finance lease.

In addition, we operated four leased warehouses at December 31, 2024.

ITEM 3.    LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company is in the process of gathering and has commenced production of the requested documents. The Company is cooperating with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.

Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as CEO (the “CEO Resignation Letter”) and on July 7, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as a member of the Board of Directors (the “Board Resignation Letter” and together with the CEO Resignation Letter, the “Resignation Letters”). In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letters. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in the initial stages of discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what further actions, if any, may be taken with regard to the investigation allegations. We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
Our Class B Common Stock trades under the symbol RMBL and is listed on the Nasdaq Capital Market (“NASDAQ”).
As of March 3, 2025, there were approximately 50 stockholders of record of our Class B Common Stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers. In addition, there were two holders of record of our Class A Common Stock.
Dividends
We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders would be payable when, as and if declared by our Board, based upon the Board's assessment.
ITEM 6.    RESERVED.
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in this 2024 Form 10-K. This discussion may contain forward-looking statements. See Forward-Looking and Cautionary Statements and Risk Factors for a discussion of the uncertainties and risks associated with these statements. Unless otherwise specified, the meanings of all defined terms in this MD&A are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements. Unless otherwise noted, comparisons are of results for the year ended December 31, 2024 or “this year” to those for for the year ended December 31, 2023 or “last year.”
Overview
RumbleOn, Inc. operates through two operating segments: our powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions.
Powersports Segment
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2024, we operated 56 retail locations located predominantly in the Sunbelt region.
We source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer technology.
Vehicle Transportation Services Segment
Express provides transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions through an asset-light business model. In the first quarter of 2025, several employees, including almost all brokers, exited Express, which is expected to reduce the volume of business conducted by this segment in 2025.

While Express is in the process of hiring additional employees, including brokers, we expect 2025 volume to be substantially less than what was generated in 2024 as we rebuild the business.
Discontinued Operations
Through June 30, 2023, we participated in the pre-owned automotive industry, the results of which are reported as discontinued operations. See Note 17 for more information.
Recent Developments
Effective January 13, 2025, our Board appointed our Chairman, Michael Quartieri, as CEO of the Company. Mr. Quartieri previously served as Chief Financial Officer of Dave and Buster’s Entertainment, Inc. and has other executive level corporate experience with other public companies.
Mr. Quartieri replaced Michael Kennedy, whose employment as the Company’s CEO ended on January 13, 2025. The performance stock options previously granted to Mr. Kennedy were forfeited, but severance payments and COBRA benefits will be paid over 12 months to Mr. Kennedy in accordance with his Employment Agreement.
In addition, Cameron Tkach, who previously served as the Company’s Vice President, Dealership Operations, was appointed Executive Vice President and Chief Operating Officer.
On January 2, 2025, we repaid principal of $38.8 million plus accrued interest due under our 6.75% convertible senior notes.
KEY MEASURES OF OUR PERFORMANCE
We regularly review a number of key metrics to manage our business and evaluate financial and operating performance, such as revenue, volume and gross profit measures. Key factors impacting our operating results include increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers.
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
Gross Profit
Gross profit generated on vehicle sales reflects the difference between the vehicle selling price and the cost of revenue associated with acquiring the vehicle and preparing it for sale. Cost of revenue includes the vehicle acquisition cost, inbound transportation cost, and particularly for pre-owned vehicles, reconditioning costs. The aggregate gross profit and gross profit per vehicle vary across vehicle type, make, model, etc. as well as through retail and wholesale channels, and with regard to gross profit per vehicle, are not necessarily correlated with the sale price. Vehicles sold through retail channels generally have a higher gross profit per vehicle given the vehicle is sold directly to the consumer. Pre-owned vehicles sold through wholesale channels, including directly to other dealers or through auction channels, including the dealer-to-dealer auction market, generally have lower margins and do not enable any other ancillary gross profit attributable to F&I and PSA. Factors affecting gross profit from period to period include the mix of new versus pre-owned vehicles sold, the distribution channel through which they are sold, the sources from which we acquired such inventory, retail market prices, our average days to sale, and our pricing strategy. We may opportunistically choose to shift our inventory mix to higher or lower cost vehicles, or to opportunistically raise or lower our prices relative to market to take advantage of demand/supply imbalances in our sales channels, which could temporarily lead to gross profits increasing or decreasing in any given channel.

Vehicles Sold
We define vehicles sold as the number of vehicles sold through retail and wholesale channels in each period. Vehicles sold is the primary driver of our revenue and gross profit. Vehicles sold also impacts complementary revenue streams, such as F&I and PSA. Vehicles sold increases our base of customers and improves brand awareness and repeat sales.
Total Gross Profit per Unit
Total gross profit per unit is the aggregate gross profit of the powersports segment in a given period, divided by retail powersports units sold in that period. The aggregate gross profit of the powersports segment includes gross profit generated from the sale of new and pre-owned vehicles, any income related to loans originated to finance the vehicle, revenue earned from the sale of F&I products including extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, gross profit on the sale of PSA products, and gross profit generated from sales of vehicles in the wholesale market.
Vehicle Transportation Services Segment
Revenue
Revenue is derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The freight brokerage agreements are fulfilled by independent third-party transporters who must meet our performance obligations and standards. Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. Express provided transportation services to the discontinued automotive segment, prior to its wind down.
Vehicles Delivered
We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or individuals. Vehicles delivered are the primary driver of revenue and, in turn, profitability in the vehicle transportation services segment.
Total Gross Profit Per Unit
Total gross profit per vehicle transported represents the difference between the price received from non-affiliated customers and our cost to contract an independent third-party transporter divided by the number of third-party vehicles transported.

Results of Operations

($ in millions)	2024	2023	$ Change	% Change
Revenue
Powersports vehicles	$842.6	$951.4	$(108.8)	(11.4)%
Parts, service, accessories	206.2	241.8	(35.6)	(14.7)%
Finance and insurance, net	102.4	117.0	(14.6)	(12.5)%
Vehicle transportation services	58.0	56.2	1.8	3.2%
Total revenue	1,209.2	1,366.4	(157.2)	(11.5)%
Gross Profit
Powersports vehicles	104.0	118.9	(14.9)	(12.5)%
Parts, service, accessories	94.5	110.3	(15.8)	(14.3)%
Finance and insurance	102.4	117.0	(14.6)	(12.5)%
Vehicle transportation services	13.4	13.7	(0.3)	(2.2)%
Total gross profit	314.3	359.9	(45.6)	(12.7)%
SG&A expenses	275.4	347.3	(71.9)	(20.7)%
Impairment of goodwill and franchise rights	39.3	60.1	(20.8)	(34.6)%
Depreciation and amortization	14.3	22.0	(7.7)	(35.0)%
Operating loss	(14.7)	(69.5)	54.8	78.8%
Non-operating expense:
Floor plan interest expense	(16.0)	(13.2)	(2.8)	21.2%
Other interest expense	(48.1)	(64.0)	15.9	(24.8)%
Other expense	—	(8.4)	8.4	(100.0)%
Total non-operating expense	(64.1)	(85.6)	21.5	(25.1)%
Loss from continuing operations before income taxes	(78.8)	(155.1)	76.3	49.2%
Income tax provision (benefit) - continuing operations	(0.2)	59.3	(59.5)	NM
Loss from continuing operations	$(78.6)	$(214.4)	$135.8	63.3%
NM = not meaningful.
Revenue
Total revenue declined $157.2 million, primarily due to declines in revenue from powersports vehicles sold and ancillary powersports products and services, partially offset by higher revenue from vehicle transportation services.
Gross Profit

Gross profit decreased in total by $45.6 million, primarily driven by the lower level of revenue from powersports vehicles and ancillary powersports products and services. Gross profit in 2023 included a $12.6 million write-down of certain pre-owned powersports vehicles to their net realizable value recognized in the fourth quarter, as selling prices had generally decreased from their values that had been inflated due to the pandemic-related shortage of supply.

Segment Operating Performance

Powersports

($ in millions except per vehicle)	2024	2023	Change	% Change
Revenue
New retail vehicles	$616.4	$658.5	$(42.1)	(6.4)%
Pre-owned vehicles
Retail	202.1	260.9	(58.8)	(22.5)%
Wholesale	24.1	32.0	(7.9)	(24.7)%
Total pre-owned vehicles	226.2	292.9	(66.7)	(22.8)%
Finance and insurance, net	102.4	117.0	(14.6)	(12.5)%
Parts, service and accessories	206.2	241.8	(35.6)	(14.7)%
Total revenue	$1,151.2	$1,310.2	$(159.0)	(12.1)%

Gross Profit
New retail vehicles	$72.4	$95.1	$(22.7)	(23.9)%
Pre-owned vehicles
Retail	32.5	27.1	5.4	19.9%
Wholesale	(0.8)	(3.3)	2.5	75.8%
Total pre-owned vehicles	31.7	23.8	7.9	33.2%
Finance and insurance, net	102.4	117.0	(14.6)	(12.5)%
Parts, service and accessories	94.5	110.3	(15.8)	(14.3)%
Total gross profit	$301.0	$346.2	$(45.2)	(13.1)%

Vehicle Units Sold
New retail vehicles	42,464	45,706	(3,242)	(7.1)%
Pre-owned vehicles
Retail	18,275	21,840	(3,565)	(16.3)%
Wholesale	4,249	5,116	(867)	(16.9)%
Total pre-owned vehicles	22,524	26,956	(4,432)	(16.4)%
Total vehicles sold	64,988	72,662	(7,674)	(10.6)%

Revenue per vehicle
New retail vehicles	$14,516	$14,407	$109	0.8%
Pre-owned vehicles
Retail	11,059	11,945	(886)	(7.4)%
Wholesale	5,672	6,263	(591)	(9.4)%
Total pre-owned vehicles	10,043	10,866	(823)	(7.6)%
Finance and insurance, net	1,686	1,733	(47)	(2.7)%
Parts, service and accessories	3,395	3,580	(185)	(5.2)%
Total revenue per retail vehicle(1)	18,556	18,923	(367)	(1.9)%

Gross Profit per vehicle
New vehicles	$1,705	$2,080	$(375)	(18.0)%
Pre-owned vehicles	1,407	883	524	59.3%
Finance and insurance, net	1,686	1,733	(47)	(2.7)%
Parts, service and accessories	1,556	1,633	(77)	(4.7)%
Total gross profit per vehicle(2)	4,956	5,125	(169)	(3.3)%
____________________
(1) Calculated as total powersports segment revenue excluding wholesale revenue divided by new and pre-owned retail units sold.
(2) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Total powersports revenue decreased $159.0 million, with 7,674 fewer vehicles sold. During 2024, the Company recorded, on average, $12,884 more in total revenue per vehicle sold via retail channels (which benefit from ancillary products) than those sold via wholesale channels. Overall, the average revenue per vehicle in 2024 decreased by $367.
Powersports vehicle gross profit decreased by $45.2 million compared to last year, which included $12.6 million write-down of inventory to net realizable value. Macroeconomic conditions were the primary driver of the decrease in total gross profit.
Vehicle Transportation Services

	2024	2023	Change	% Change
Revenue ($ in millions)	$58.0	$56.2	$1.8	3.2%
Gross Profit ($ in millions)	13.4	13.7	(0.3)	(2.2)%
Vehicles transported	97,468	91,774	5,694	6.2%
Revenue per vehicle transported	$595	$612	$(17)	(2.8)%
Gross Profit per vehicle transported	137	149	(12)	(8.1)%
Total revenue for vehicle transportation services increased $1.8 million due to primarily growth in number of vehicles transported, partially offset by a reduction in revenue per vehicle transported. Gross profit for this segment decreased 2.2%, driven by a decrease in gross profit per vehicle that was partially offset by an increase in volume.
Selling, General and Administrative (“SG&A”) Expenses

($ in millions)	2024	2023	$ Change	% Change
Compensation and related costs	$159.4	$199.5	$(40.1)	(20.1)%
Facilities	45.2	44.5	0.7	1.6%
General and administrative	32.3	43.5	(11.2)	(25.7)%
Advertising and marketing	19.1	29.4	(10.3)	(35.0)%
Professional fees	13.0	13.2	(0.2)	(1.5)%
Stock based compensation	4.6	12.0	(7.4)	(61.7)%
Technology development and software	1.8	5.2	(3.4)	(65.4)%
Total SG&A expenses	$275.4	$347.3	$(71.9)	(20.7)%
During 2024, the Company continued to manage costs and implement certain additional cost savings initiatives, resulting in SG&A expenses being lower overall by $71.9 million. Our total employee count at the end of 2024 was down 18.2% from the end of 2023, which also included cost savings initiatives, some of which were implemented in the latter part of 2023. SG&A expenses in 2023 included certain expenses that did not recur in 2024, such as $5.3 million of personnel restructuring costs, $5.1 million of charges related to a proxy contest and reorganization of the Board, and $2.7 million of integration costs and professional fees associated with acquisitions.

Impairment of Franchise Rights and Other Intangible Assets
The non-cash impairment charge resulting from our annual impairment test was $39.3 million compared to $60.1 million in 2023. These charges and the estimates involved are discussed further in Critical Accounting Estimates and Note 1.
Depreciation and Amortization

($ in millions)	2024	2023	Change	% Change
Depreciation and amortization	$14.3	$22.0	$(7.7)	(35.0)%
Depreciation and amortization was $7.7 million lower than last year, which included a $4.0 million write off of certain software due to changes in strategy and cost savings measures.

Floor Plan Interest Expense

($ in millions)	2024	2023	Change	% Change
Floor plan interest expense	$16.0	$13.2	$2.8	21.2%
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. Floor plan interest expense also includes the amortization of the costs to obtain these credit lines as well as certain costs to modify these credit lines. Floor plan interest expense in 2024 was higher than 2023 primarily due to higher interest rates and the mix of floored inventory. See Notes 4, 14 and 15 for information on our Floor Plan Lines and related interest.
Other Interest Expense

($ in millions)	2024	2023	Change	% Change
Term loan	$42.1	$52.9	$(10.8)	(20.4)%
Convertible debt	2.6	5.8	(3.2)	(55.2)%
Finance lease obligation(1)	4.6	1.1	3.5	318.2%
ROF line of credit	—	2.7	(2.7)	(100.0)%
Interest income	(1.5)	—	(1.5)	NM
Other	0.3	1.5	(1.2)	(80.0)%
Other interest expense, net	$48.1	$64.0	$(15.9)	(24.8)%
(1) See discussion of the September 2023 sale-leaseback transaction in Note 9.
Interest on our term loan, which is charged at variable rates, comprises the majority of other interest expense. Average borrowings under the term loan in 2024 were considerably lower than 2023 due to the significant amount of debt paid down in the latter part of 2023. Interest expense also benefited from the adoption of a new accounting standard that resulted in lower non-cash interest expense for our convertible debt. See Note 8 for details on our debt instruments and Note 14 for supplemental cash flow information.
Other Income (Expense)

($ in millions)	2024	2023	Change
Loss on sale of ROF loan portfolio	$—	$(7.9)	$7.9
Other	—	(0.5)	0.5
Other income (expense)	$—	$(8.4)	$8.4
In 2023, we sold the RumbleOn Finance (“ROF”) loan portfolio at a loss.
Income Tax Provision (Benefit) from Continuing Operations

($ in millions)	2024	2023	Change	% Change
Income tax provision (benefit)	$(0.2)	$59.3	$(59.5)	(100.3)%
Effective tax rate	0.3%	(38.2)%

In 2024 our income tax benefit was limited due to our valuation allowance. In 2023 we recorded a $92.9 million increase in the valuation allowance, which resulted in a negative effective tax rate, as we recorded income tax expense on a loss from continuing operations before income taxes. For further discussion, see Note 12.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash and amounts available under our floor plan lines of credit. We had the following liquidity resources available:

($ in millions)	December 31,
	2024	2023
Cash	$85.3	$58.9
Restricted cash(1)	11.4	18.1
Total cash and restricted cash	96.7	77.0
Availability under powersports floor plan lines of credit	146.2	165.0
Total available liquidity	$242.9	$242.0

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s various floorplan lines of credit and while it was still outstanding at the end of 2023, the RumbleOn Finance line of credit.
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
The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and the satisfaction of liabilities as they come due in the normal course of business. Management believes that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least one year from the financial statement date. The term loan facility shown in the table below is due August 31, 2026, so it becomes current in the third quarter of 2025. The Company plans to refinance the term loan in 2025; however, the terms and conditions available to the Company may not be favorable. The Company may need to obtain additional financing to support its long range plans.
The Company’s outstanding principal amount of indebtedness, not including finance lease obligations, is summarized in the table below. See Notes 4, 8 and 9 to our consolidated financial statements for further information on our floor plan lines, long-term debt, finance lease obligation and commitments under operating leases.

	December 31,
($ in millions)	2024	2023	Change
Asset-based financing:
Floor lines for inventory	$209.9	$291.3	$(81.4)
Total asset-based financing	209.9	291.3	(81.4)
Term loan facility	227.1	248.7	(21.6)
6.75% convertible senior notes(1)	38.8	38.8	—
Notes payable	1.5	2.1	(0.6)
RumbleOn Finance secured loan facility(2)	—	12.2	(12.2)
Total principal of long-term debt and floor lines payable	477.3	593.1	(115.8)
Less: unamortized debt discount and issuance costs	(16.3)	(29.3)	13.0
Total debt, net	$461.0	$563.8	$(102.8)

(1) Repaid on January 2, 2025.
(2) Repaid on January 2, 2024.

The following table sets forth a summary of our cash flows:

($ in millions)	2024	2023	Change
Net cash provided by (used in) operating activities	$99.4	$(38.9)	$138.3
Net cash provided by (used in) investing activities	0.9	(19.1)	20.0
Net cash provided by (used in) financing activities	(80.6)	78.2	(158.8)
Net cash used in discontinued operations	—	(1.8)	1.8
Net increase in cash and restricted cash	$19.7	$18.4	$1.3
Operating Activities
Our primary sources of operating cash flows result from the sales of new and pre-owned powersports vehicles and ancillary products. Our primary uses of cash from operating activities are purchases of inventory, parts and merchandise; cash used to acquire customers; interest payments on long-term debt, trade floor plan borrowings, and the finance lease obligation; rental costs for facilities; and personnel-related expenses. Cash flows from operating activities improved $138.3 million in 2024, primarily driven by the Company’s focus on reducing inventory days on hand, the benefit of our cost savings initiatives, and the January 2024 settlement of the $15.4 million receivable from the December 2023 sale of the RumbleOn Finance loan portfolio. Working capital at any specific point in time is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Investing Activities

($ in millions)	2024	2023	Change
Payments for acquisitions, net of cash acquired	$(0.7)	$(3.3)	$2.6
Proceeds from sale-leaseback of certain dealership property	4.0	—	4.0
Purchase of property and equipment	(2.0)	(13.7)	11.7
Technology development	(0.4)	(2.1)	1.7
Net cash provided by (used in) investing activities	$0.9	$(19.1)	$20.0
Our primary use of cash for investing activities is for acquisitions and investments to support our operations. In 2024, cash flows from investing activities benefited from lower capital expenditures and the December 2024 sale-leaseback transaction of a certain dealership with a related party (see Notes 9 and 15).
Financing Activities

($ in millions)	2024	2023	Change
Repayments of debt	$(36.0)	$(111.7)	$75.7
Increase (decrease) in non-trade floor plan borrowings, net	(53.0)	42.5	(95.5)
Proceeds from sale-leaseback transaction	—	50.0	(50.0)
Net proceeds from sale of common stock in rights offerings(1)	9.8	98.4	(88.6)
Other	(1.4)	(1.0)	(0.4)
Net cash provided by (used in) financing transactions	$(80.6)	$78.2	$(158.8)

(1) As of December 31, 2024, the Company had accrued $0.7 million for costs incurred to effect the 2024 rights offering that had not yet been paid. These costs are not reflected in the proceeds.
Cash flows from financing activities primarily relate to our short and long-term debt activity and proceeds from equity issuances, which have been used to provide working capital and for general corporate purposes, including paying down our debt. Non-trade floor plan borrowings are amounts outstanding under floor plan credit lines that are owed to third parties other than the powersports vehicle manufacturers’ captive finance subsidiaries. The decrease in non-trade floor plan net borrowings was impacted by our efforts to reduce inventory days on hand. Proceeds from a sale-leaseback transaction in 2023 involved the sale of eight dealership properties. The transaction was deemed to be a “failed sale-leaseback transaction” for accounting purposes as the Company maintained control of the properties. This transaction is accounted for as a finance lease obligation. See Note 9. Both years included the sale of common stock in rights offerings.

Critical Accounting Estimates
We prepare our consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”), which require us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, impacting our reported results of operations and financial condition.
Set forth below are the accounting estimates that we have identified as critical to our business operations and understanding our reported financial results, based on the high degree of judgment or complexity in their application. See Note 1 of the consolidated financial statements for a discussion of our significant accounting policies.
Franchise Rights and Goodwill
Our franchise rights and goodwill are indefinite-lived intangible assets acquired in business combinations. Franchise rights represent the fair value at acquisition that is attributed to the right to operate various franchises in a dealership or group of dealerships. Goodwill represents the excess of the consideration transferred over the fair value of all identifiable assets acquired, including franchise rights and other identifiable intangible assets, and liabilities assumed in business combinations. Except for a small amount of goodwill attributable to the vehicle transportation services reporting unit, the Company’s goodwill from prior acquisitions was fully impaired as of December 31, 2023. Franchise rights and the remaining goodwill are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist.
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
Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions, including future revenue growth rates and corresponding gross margins, the discount rate, income tax rates, implied control premium and market activity, and are reporting-unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.
The fair value measurement associated with the quantitative goodwill and franchise rights tests is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Changes in the underlying assumptions used to value franchise rights could significantly increase or decrease the fair value estimates used for impairment assessments.

As disclosed in Note 1, the Company performed its annual impairment tests as of October 1, 2024 and recognized an $39.3 million non-cash impairment charge to its franchise rights in the fourth quarter of 2024. In connection with our impairment test performed in the fourth quarter of 2023, we recognized non-cash impairment charges attributable to the powersports reporting unit of $23.1 million for goodwill and $37.0 million for franchise rights. In both years, the Company determined that the fair value of the vehicle transportation services reporting unit exceeded its carrying value, and no impairment was indicated.
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
Newly Issued Accounting Pronouncements
See Note 1.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this 2024 Form 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting as described below.
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

Under the supervision and with the participation of our management, including our CEO and CFO, as of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined one of the prior year material weaknesses was not fully remediated, and that the Company’s internal control over financial reporting was not effective as of December 31, 2024 because of an identified material weakness in our internal control over financial reporting described below.

Remediation of Previously Identified Material Weakness and Other Remediation Activities

As previously disclosed, there was an insufficient number of accounting resources to facilitate an effective control environment following the integration of the RideNow business and incorporation of the acquired business into the Company’s control environment. Consequently, the Company did not effectively operate process-level control activities related to elimination of intercompany transactions; review and approval of account reconciliations, payroll, and journal entries; review and approval of accounting estimates; and execution and documentation of management review controls, including but not limited to evaluating debt covenants and assumptions included in the Company’s annual indefinite-lived intangible asset impairment assessment.

In 2024, we implemented measures designed to improve internal control over financial reporting to remediate the controls that led to the material weakness described above. Such remediation measures included:

•We hired additional accounting resources with the required technical expertise and clearly defined roles and responsibilities;
•We enhanced the overall review and approval process relating to the elimination of intercompany transactions;
•We enhanced the review and approval controls related to account reconciliations, payroll, and journal entries; review and approval of accounting estimates; and execution and documentation of management review controls;
•We conducted additional training on the Company’s document retention policies.

As of December 31, 2024, management determined that the enhancements to controls noted above have been in place for a sufficient period of time and has concluded, through testing, that the material weakness identified above as of December 31, 2023 has been remediated. However, as described below, we have not yet remediated the material weakness as of December 31, 2023 related to user access and segregation of duties.

Material Weakness Identified by Management

Management determined the following material weakness in internal control over financial reporting as of December 31, 2024.

•In the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls.

As set forth below, management has taken and will continue to take steps to remediate the material weakness identified as of December 31, 2024. Notwithstanding this material weakness, we have performed additional analyses and procedures to enable management to conclude that our consolidated financial statements included in this 2024 Form 10-K fairly present in all material respects our financial condition and results of operations as of and for the year ended December 31, 2024.

Our independent auditors, BDO USA, P.C., a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors. As a result of the material weakness described above, BDO USA, P.C. has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, which appears in Item 8. Financial Statements and Supplementary Data of this 2024 Form10-K.

Management’s Remediation Plan

In response to the material weakness discussed above, we plan to continue and expand efforts already underway to remediate internal control over financial reporting, which include the following:

•We are enhancing our processes around reviewing and provisioning access to key financial systems and ensuring appropriate segregation of duties;

•We continue to enhance governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

Management and our Audit Committee will monitor these specific remedial measures and the effectiveness of our overall control environment. A material weakness will not be considered remediated; however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can provide no assurance as to when the remediation of this material weakness will be completed to provide for an effective control environment.
Changes in Internal Control over Financial Reporting
Other than described above in Item 9A, Controls and Procedures, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024. Information regarding RumbleOn’s insider trading policy is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders. A copy of the Insider Trading Policy has been filed as Exhibit 19 to this 2024 Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to RumbleOn’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024.

PART IV
ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.
(a)We have filed the following documents as part of this 2024 Form 10-K:
1.The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.
2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.Exhibits included or incorporated herein: See below.

Exhibit Number		Description
3.1		Articles of Incorporation filed on October 24, 2013 (incorporated by reference to Exhibit 3(i)(a) in the Company's Registration Statement on Form S-1/A, filed on March 20, 2014).
3.2		Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (incorporated by reference to Exhibit 3.3 in the Company's Annual Report on Form 10-K, filed on February 14, 2017).
3.3		Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
3.4		Certificate of Designation for the Series B Preferred Stock (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on October 31, 2018).
3.5		Certificate of Change (incorporated by reference to Exhibit 3.1 in the Company's Current Report on Form 8-K, filed on May 19, 2020).
3.6		Certificate of Amendment (incorporated by reference to Exhibit 3.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on August 4, 2021).
3.7		Amended and Restated Bylaws of RumbleOn, Inc., dated October 8, 2021 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on October 8, 2021).
3.8		Amendment to Amended and Restated Bylaws of RumbleOn, Inc., dated May 9, 2023 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on May 10, 2023).
3.9		Amendment No. 2 to Amended and Restated Bylaws of RumbleOn, Inc., dated April 16, 2024 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K, filed on April 19, 2024).
4.1		Sample Stock Certificate – Class B Common Stock (incorporated by reference to Exhibit 4.4 in the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.2		Description of Registrant's Securities (incorporated by reference to Exhibit 4.11 in the Company's Annual Report on Form 10-K, filed on May 29, 2020).
4.3		Form of 2023 Warrant, dated August 14, 2023 (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on August 17, 2023).
4.4		Indenture, dated January 14, 2020, between RumbleOn, Inc. and Wilmington Trust National Association (Incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K, filed on January 16, 2020).
4.5		First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2021).
4.6		Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K, filed on May 15, 2019).
4.7		Registration Rights Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2024)
10.1	#	2017 RumbleOn, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on January 9, 2017).
10.2	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K, filed on June 28, 2018).
10.3	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on May 22, 2019).
10.4	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K, filed on August 26, 2020).
10.5	#	Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed on August 4, 2021).

Exhibit Number		Description
10.6	#	Fifth Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed on March 28, 2024) .
10.7	#
Executive Employment Agreement, dated August 31, 2021, between Marshall Chesrown and RumbleOn, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).

10.8	#	Executive Employment Agreement, effective November 1, 2023, between Michael Kennedy and RumbleOn, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).
10.9		Cooperation Agreement, dated as of June 30, 2023, by and among RumbleOn, Inc., William Coulter, and Mark Tkach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2023).
10.10		Purchase Agreement, dated as of August 8, 2023, by and among the Company, Mark Tkach, William Coulter, and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 11, 2023).
10.11		Amendment No. 1 to the Standby Purchase Agreement, dated as of November 20, 2023, by and among RumbleOn, Inc., Mark Tkach, William Coulter and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2023).
10.12		Support and Standby Purchase Agreement, dated as of November 26, 2024, by and among the Company, Mark Tkach, William Coulter and StoneHouse Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 26, 2024)
10.13		Real Estate Purchase and Sale Contract, dated August 22, 2023, by and between NNN REIT, LP, as buyer and RumbleOn, Inc. as seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023).
10.14		Unitary Master Lease Agreement, dated September 8, 2023 (incorporated by reference to Exhibit 10.8 in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 7, 2023).
10.15		Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2021).
10.16		Consent and Amendment No. 3 to Term Loan Agreement, dated February 18, 2022 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed on February 22, 2022).
10.17		Amendment No. 5 to the Term Loan Credit Agreement, dated August 9, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 9, 2023).
10.18		Amendment No. 6 to the Term Loan Credit Agreement, dated October 31, 2023, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on March 28, 2024).
10.19		Amendment No. 7 to the Term Loan Credit Agreement, dated February 5, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 28, 2024).
10.20		Amendment No. 8 to the Term Loan Credit Agreement, dated August 6, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).
10.21		Amendment No. 9 to the Term Loan Credit Agreement, dated November 11, 2024, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on November 18, 2024).
10.22	#	Form of 2024 Restricted Stock Unit Award Agreement, effective March 19, 2024.*
10.23	#	Form of 2024 Performance Stock Unit Award Agreement, effective March 19, 2024.*
10.24	#	Option Award Agreement between Michael Kennedy and RumbleOn, Inc., effective November 1, 2023 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 28, 2024).
10.25	#	Employment Agreement, effective June 24, 2024, between Tiffany Kice and RumbleOn, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2024).
10.26	#	Separation Agreement, effective as of January 13, 2025, by and among RumbleOn, Inc. and Michael Kennedy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 29, 2025).

Exhibit Number		Description
10.27	#	Employment Agreement, effective as of January 13, 2025, by and among RumbleOn, Inc. and Michael Quartieri (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).
10.28	#	Employment Agreement, effective as of January 13, 2025, by and among RumbleOn, Inc. and Cameron Tkach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).
10.29		Floor Plan Facility Agreement, effective as of December 6, 2024, by and among RumbleOn Dealers, Inc., RumbleOn, Inc., William R. Coulter, Mark A. Tkach, and RideNow Management LLLP.*
19		RumbleOn, Inc. Insider Trading Policy*
21		Subsidiaries of the Company*
23		Consent of BDO USA, P.C.*
24		Power of Attorney*
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97		RumbleOn, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).
101.INS		Inline XBRL Instance Document.*
101.SCG		Inline XBRL Taxonomy Extension Schema.*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.*
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
#	Management Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RumbleOn, Inc.

Date: March 13, 2025	By:	/s/ Tiffany Kice
Tiffany Kice Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Quartieri	Chairman and Chief Executive Officer	March 13, 2025
Michael Quartieri	(Principal Executive Officer)

/s/ Tiffany Kice	Chief Financial Officer	March 13, 2025
Tiffany Kice	(Principal Financial Officer and Principal Accounting Officer)

/s/ Steven J. Pully*	Director	March 13, 2025
Steven J. Pully

/s/ Mark Cohen*	Director	March 13, 2025
Mark Cohen

/s/ William Coulter*	Director	March 13, 2025
William Coulter

/s/ Rebecca C. Polak*	Director	March 13, 2025
Rebbeca C. Polak

/s/ Mark Tkach*	Director	March 13, 2025
Mark Tkach

*    The undersigned, by signing her name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By:	/s/ Tiffany Kice
Tiffany Kice
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RumbleOn, Inc.
Irving, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RumbleOn, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Franchise Rights of Powersports Reporting Unit

As described in Notes 1 and 6 to the Company’s consolidated financial statements, franchise rights are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. The Company uses an excess earnings method to determine the fair value of its franchise rights, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margin, return on debt-free net working capital, contributory asset returns, and the discount rate. The Company performed a quantitative impairment test and determined that the fair value of the franchise rights was lower than the carrying value. As a result of performing the impairment test, the Company recorded $39.3 million of impairment expense associated with the Company’s franchise rights during the year ended December 31, 2024.

We identified the evaluation of franchise rights related to the powersports reporting unit for impairment as a critical audit matter. The determination of the fair value of the franchise rights requires management to make significant assumptions used in the excess earnings method including future revenue growth rates, corresponding gross margins, the discount rate and contributory asset returns. Auditing management’s significant assumptions used in the impairment assessment of franchise rights involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of future revenue growth rates and corresponding gross margin assumptions used in the impairment assessment of franchise rights by:
o Comparing the future revenue and corresponding gross margin assumptions with historical results and analyst reports.

•Utilizing professionals with specialized skills and knowledge in valuation to:
o    Assist in assessing the reasonableness of the terminal year revenue growth rate, the discount rate and contributory asset returns used in the impairment assessment of franchise rights.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.
Dallas, Texas
March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors

RumbleOn, Inc.
Irving, Texas
Opinion on Internal Control over Financial Reporting

We have audited RumbleOn, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 13, 2025 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes, including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 13, 2025 on those consolidated financial statements.

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

/s/ BDO USA, P.C.

Dallas, Texas
March 13, 2025

RumbleOn, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$85.3	$58.9
Restricted cash	11.4	18.1
Accounts receivable, net	30.5	50.3
Inventory, net	240.6	347.5
Prepaid expense and other current assets	3.6	6.0
Total current assets	371.4	480.8
Property and equipment, net	63.5	76.8
Right-of-use assets	157.1	163.9
Franchise rights and other intangible assets, net	161.9	203.3
Other assets	1.3	1.5
Total assets	$755.2	$926.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$75.4	$68.1
Vehicle floor plan notes payable	209.9	291.3
Current portion of long-term debt	39.1	35.6
Total current liabilities	324.4	395.0
Long-term liabilities:
Long-term debt, net of current maturities	212.0	238.7
Operating lease liabilities	129.8	134.1
Other long-term liabilities	52.3	52.9
Total long-term liabilities	394.1	425.7
Total liabilities	718.5	820.7
Commitments and contingencies (Note 18)
Stockholders' equity:
Class A common stock, $0.001 par value; 50,000 shares authorized; 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value; 100,000,000 shares authorized; 37,717,842 and 35,071,955 shares issued and outstanding, respectively	—	—
Additional paid in capital	700.9	701.0
Accumulated deficit	(659.9)	(591.1)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	36.7	105.6
Total liabilities and stockholders' equity	$755.2	$926.3
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Operations
($ in millions, except per share amounts)

	2024	2023
Revenue:
Powersports vehicles	$842.6	$951.4
Parts, service and accessories	206.2	241.8
Finance and insurance, net	102.4	117.0
Vehicle transportation services	58.0	56.2
Total revenue	1,209.2	1,366.4
Cost of revenue:
Powersports vehicles	738.6	832.5
Parts, service and accessories	111.7	131.5
Vehicle transportation services	44.6	42.5
Total cost of revenue	894.9	1,006.5
Gross profit	314.3	359.9
Selling, general and administrative	275.4	347.3
Impairment of franchise rights and goodwill	39.3	60.1
Depreciation and amortization	14.3	22.0
Operating loss	(14.7)	(69.5)
Non-operating expense:
Floor plan interest expense	(16.0)	(13.2)
Other interest expense	(48.1)	(64.0)
Other expense	—	(8.4)
Total non-operating expense	(64.1)	(85.6)
Loss from continuing operations before income taxes	(78.8)	(155.1)
Income tax provision (benefit) from continuing operations	(0.2)	59.3
Loss from continuing operations	$(78.6)	$(214.4)
Loss from discontinued operations	—	(1.1)
Net loss	$(78.6)	$(215.5)

Weighted average number of common shares outstanding – basic and diluted	35,379,798	17,740,525
Loss from continuing operations per share – basic and diluted	$(2.22)	$(12.08)
Loss from discontinued operations per share – basic and diluted	$—	$(0.06)
Net loss per share — basic and diluted	$(2.22)	$(12.15)

See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statement of Stockholders' Equity
($ in millions)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Treasury Shares		Total Stockholders' Equity
	Class A	Class B			Shares	Amount
December 31, 2022	50,000	16,184,264	$585.9	$(375.6)	123,089	$(4.3)	$206.0
Rights offering, net of costs	—	18,181,818	98.4	—	—	—	98.4
Stock-based compensation	—	705,873	12.0	—	—	—	12.0
Tax withholding for vesting of restricted stock units and other	—	—	(1.4)	—	—	—	(1.4)
Issuance of warrant			6.1	—	—	—	6.1
Net loss	—	—	—	(215.5)	—	—	(215.5)
December 31, 2023	50,000	35,071,955	701.0	(591.1)	123,089	(4.3)	105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	253,543	4.6	—	—	—	4.6
Rights offering, net of costs	—	2,392,344	9.1	—	—	—	9.1
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(78.6)	—	—	(78.6)
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
See accompanying notes to consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78.6)	$(215.5)
Loss from discontinued operations	—	(1.1)
Loss from continuing operations	$(78.6)	$(214.4)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	14.3	22.0
Amortization of debt discount and issuance costs	9.2	10.4
Inventory write-down to net realizable value	—	12.6
Stock-based compensation expense	4.6	12.0
Loss on sale of property in sale-leaseback transaction	0.5	—
Impairment of goodwill and franchise rights	39.3	60.1
Deferred taxes	(0.4)	58.5
Interest paid-in-kind capitalized to debt principal	1.5	—
Gain on partial termination of warehouse lease	(0.9)	—
Valuation allowance and loss on sale of loans receivable portfolio	—	7.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19.8	3.9
Inventory	107.9	(31.7)
Prepaid expenses and other current assets	2.4	1.4
Other assets	(0.2)	0.3
Other liabilities	3.1	(3.7)
Accounts payable and accrued liabilities	6.2	(4.4)
Floor plan trade note borrowings	(29.3)	26.5
Net cash provided by (used in) operating activities of continuing operations	99.4	(38.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions, net of cash received	(0.7)	(3.3)
Technology development	(0.4)	(2.1)
Proceeds from sale of property	4.0	—
Purchase of property and equipment	(2.0)	(13.7)
Net cash provided by (used in) investing activities of continuing operations	0.9	(19.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in net borrowings from non-trade floor plans	(53.0)	42.5
Proceeds from sale-leaseback transaction	—	50.0
Repayments of debt	(36.0)	(111.7)
Other	(1.4)	(1.0)
Net proceeds from sale of common stock in rights offerings	9.8	98.4
Net cash provided by (used in) financing activities of continuing operations	(80.6)	78.2
CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	3.4
Net cash used in financing activities	—	(5.2)
Net cash used in discontinued operations	—	(1.8)
NET CHANGE IN CASH AND RESTRICTED CASH	19.7	18.4
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	77.0	58.6
CASH AND RESTRICTED CASH AT END OF PERIOD	$96.7	$77.0
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RumbleOn, Inc. operates through two operating segments: a powersports dealership group and a vehicle transportation services entity, Wholesale Express, LLC (“Express”). The Company was incorporated in 2013 and has grown primarily through acquisitions. The Company is headquartered in the Dallas Metroplex and completed its initial public offering in 2017. Unless the context otherwise requires, all references in this section to “we,” “our,” “us,” “RumbleOn,” and the “Company” refer to RumbleOn, Inc. and its consolidated subsidiaries and any predecessor entities.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2024, we operated 56 retail locations primarily in the Sunbelt region.
We source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer technology.
Express provides asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions throughout the United States.
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
Discontinued operations represents the results of our former automotive segment operations that were fully wound down by mid-2023.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. In particular, “goodwill” and “intangible assets, net” are now combined into “franchise rights and other intangible assets” and the financing lease obligation was reclassified from long-term debt to “other long-term liabilities” on the consolidated balance sheet. On the consolidated statement of operations, interest expense on our floor plans is now stated separately from our other interest expense. On the consolidated statement of cash flows, “originations of loan receivable, net of principal payments received” was combined with changes in accounts receivable in operating cash flows and certain immaterial amounts were combined into “other” in financing cash flows.
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

Cash and Cash Equivalents
The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash. As of December 31, 2024, and 2023, the Company did not have any investments with maturities less than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these accounts.
Restricted Cash
Amounts included in restricted cash primarily represent the deposits required under the Company's short-term revolving facilities (i.e., floor plan lines and the RumbleOn Finance line of credit before it was repaid in January 2024).
Accounts Receivable, Net
Accounts receivable, net of an allowance for doubtful accounts, includes certain amounts due from third-party finance providers and customers, as well as other miscellaneous receivables. Accounts receivable initially are recorded at the transaction amount. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts for our estimated ultimate losses on balances that may not be collected in full, which reduces the accounts receivable balance. Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative expenses. Accounts receivable are written off and reflected as a reduction to the allowance if and when we determine the receivable will not be collected.
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
Inventory
Inventory is stated at the lower of cost or net realizable value. The cost of inventory consists of the amount paid to acquire the inventory, net of any vendor consideration and purchase discounts, the cost of equipment added, reconditioning costs, and transportation costs relating to acquiring the inventory for sale. Powersports vehicles are accounted for on a specific identification basis, whereas parts and accessories are accounted for on a weighted-average cost basis. We utilize our historical experience, the aging of the inventories, and our consideration of current market trends as the basis for determining the lower of cost or net realizable value.
Receivable from the Sale of the Consumer Loan Portfolio
On December 29, 2023, the Company executed a purchase agreement for the sale of our RumbleOn Finance consumer loans portfolio and recorded a receivable for the selling price of the portfolio. Net cash proceeds to the Company received on January 2, 2024 from the sale were approximately $3.0 million after the satisfaction of secured indebtedness, expenses, commissions, and fees.
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
Franchise Rights and Other Intangible Assets
Goodwill represents the excess of consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is assigned to the reporting unit that it will benefit. We perform an annual impairment assessment for goodwill as of October 1 each year. In 2023, we fully impaired the goodwill attributed to the powersports segment. Goodwill totaling $0.8 million remained in the vehicle transportation services segment as of December 31, 2024 and 2023, and is included in franchise rights and other intangible assets on our consolidated balance sheets. See Note 6.
Intangible assets are recognized and recorded at their acquisition date fair values. Indefinite-lived intangible assets consist primarily of franchise rights, and definite-lived intangible assets consist primarily of non-compete agreements, which are amortized on a straight-line basis over the relevant contractual terms. Franchise rights are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist.
In the annual impairment test for franchise rights, we first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, or if we elect to bypass the qualitative assessment, we compute the fair value of the franchise rights and record an impairment charge if the carrying amount exceeds fair value. We use an excess earnings method to determine the fair value of the franchise rights, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margin, return on debt-free net working capital, contributory asset returns, and the discount rate. Franchise rights are recorded in the powersports reporting unit. In both 2024 and 2023, we elected to bypass the qualitative assessment and performed a quantitative test and determined that the fair value was lower than the carrying value. Accordingly, we recorded impairment charges in both years to reduce the carrying value of the franchise rights to their fair value.
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
The fair value measurements associated with the quantitative goodwill and franchise rights tests are based on significant inputs that are not observable in the market and are thus considered Level 3 inputs. Significant changes in the underlying assumptions used to value goodwill and franchise rights could significantly increase or decrease the fair value estimates used for impairment assessments.
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
The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company made an accounting policy election to exclude short-term leases (i.e., leases with a term of twelve months or less) from the balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term and was not material in 2024 or 2023.
The Company is also party to a master unitary lease in connection with the sale of eight properties in September 2023 that did not meet the criteria for sale accounting. This transaction is accounted for as a financing obligation in accordance with ASC 842, Leases. See Note 9.
Debt Issuance Costs
Debt issuance costs are capitalized and amortized as interest expense over the term of the related debt or credit line. Such costs for credit lines are recorded as other assets, while those associated with other types of borrowings are presented as a deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts.
Other Current Liabilities
Other current liabilities consist of various items payable within one year, including, among other items, accruals for capital expenditures, operating leases, sales tax, compensation and benefits, vehicle licenses and fees, interest on debt, and advertising expenses.

Embedded Conversion Features
Prior to January 1, 2024, we evaluated embedded conversion features, including cash conversion features, within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature did not require derivative treatment, then an entity was required to separately account for the liability and equity components of the convertible debt instruments that may be settled entirely or partially in cash upon conversion to reflect the issuer's economic interest cost. We included the equity component of our convertible debt within additional paid-in capital on the consolidated balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, the Company recorded non-cash interest expense for the amortization of the discounted carrying value of the convertible debt to its face amount over the term of the convertible debt.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. We adopted this ASU as of January 1, 2024 using the modified retrospective method. This resulted in a reversal of the $3.7 million unamortized debt discount associated with our convertible debt and a corresponding net charge to equity that was reflected as an adjustment to the January 1, 2024 opening balance sheet.
Revenue Recognition
We derive substantially all of our revenue from the sale of new and pre-owned powersports vehicles, finance and insurance products for vehicles sold, parts, service, accessories and apparel, and transportation brokerage services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the related goods or services. Sales taxes we collect concurrently with revenue-producing activities are excluded from revenue. Our revenue is reported by major line of product sold on our consolidated statements of operations. We believe this categorization best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See Note 2 for a disaggregation of powersports vehicles sold.
New and Pre-owned Powersports Vehicles
The transaction price for a powersports vehicle sale is determined with the customer at the time of sale. Customers often trade in their own powersports vehicle to apply toward the purchase of a powersports vehicle. The “trade-in” powersports vehicle is a type of noncash consideration measured at fair value, based on external and internal market data for a specific powersports vehicle, and applied as payment of the contract price for the purchased powersports vehicle.
When the Company sells a powersports vehicle, transfer of control typically occurs at a point in time upon delivery of the vehicle to the customer, which is generally at the time of sale, as the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at such time. The Company no longer directly finances its customer’s purchases, which it did briefly through its RumbleOn Finance business. In many cases, the Company arranges third-party financing for the retail sale of powersports vehicles to customers in exchange for a fee paid to the Company by a third-party financial institution. The Company receives payment directly from the customer at the time of sale or from a third-party financial institution (referred to as contracts-in-transit) within a short period of time following the sale.
Parts and Service
The Company sells powersports parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. The Company also sells powersports parts through wholesale and retail channels.
Each repair and maintenance service is a single performance obligation that includes both the parts and labor associated with the powersports vehicle service. Payment for each vehicle service work is typically due upon completion of the service, which is generally completed within a short period from contract inception. The transaction price for repair and maintenance services is based on the parts used, the number of labor hours applied, and standardized hourly labor rates. Revenue is recognized as the vehicle service work is performed. The transaction price for wholesale and retail parts sales is determined at the time of sale based on the quantity and price of each product purchased. Payment is typically due at time of sale, or within a short period following the sale. Delivery method of wholesale and retail parts vary.

The Company generally considers control of wholesale and retail parts to transfer when the products are shipped, which typically occurs the same day as or within a few days of sale. The Company also offers customer loyalty points for parts and services for select franchises. The Company satisfies its performance obligations and recognizes revenue when the loyalty points are redeemed. Amounts deferred related to the customer loyalty programs are insignificant.
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
Vehicle Transportation Services
Vehicle transportation services revenue is generated primarily by transporting vehicles for dealers, distributors, or private party individuals from a point of origin to a designated destination through the Company’s subsidiary, Express. Express contracts with third-party carriers to perform the transportation services. The transaction price is based on the consideration agreed upon with the customer. A performance obligation is created when the customer requests, and Express agrees, to transport the goods from origin to destination. These performance obligations are satisfied as the shipments move from origin to destination. The transportation brokerage agreements are fulfilled by independent third-party transporters. While the Company is primarily responsible to its customers, these transporters are obligated to meet our fulfillment obligations and standards. Fulfillment obligations are short term, with transit days less than one week. Generally, customers are billed either upon shipment of the vehicle or on a monthly basis, and remit payment according to approved payment terms, generally not to exceed 30 days. Revenue is recognized as risks and rewards of transportation of the vehicle are transferred to the owner during delivery. Express is considered the principal in the delivery transactions since it is primarily responsible for fulfilling the service. As a result, revenue is recorded on a gross basis.
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
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses include costs and expenses for compensation and benefits, advertising to consumers and dealers, developing and operating our product procurement and distribution system, leasing and operating our facilities, transportation costs associated with selling vehicles, establishing our dealer partner arrangements, and other corporate overhead expenses, including expenses associated with technology development, legal, accounting, finance, and business development. Legal costs are expensed as incurred. See Note 11 for a summary of our SG&A expenses incurred in the past two years.
Advertising and Marketing Expenses
Advertising and marketing costs are expensed as incurred and are included in SG&A expenses in the accompanying Consolidated Statements of Operations. See Note 11 for advertising and marketing costs incurred in the past two years.

Stock-Based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award, and record the cost on a straight-line basis, over the grantee’s requisite service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. To estimate the fair value of stock options awarded, we use the Black-Scholes option valuation model for those that vest over time and a Monte Carlo simulation model for those that vest based on market conditions. Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation expense recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in income tax expense. See Note 10 for details on stock-based compensation.
Defined Contribution Plan
The Company sponsors a 401(k) plan for eligible employees (the “Retirement Plan”). Employees electing to participate in the Retirement Plan may contribute up to 75% of their annual eligible compensation. The Company provides matching contributions for employee contributions on a discretionary basis. No such contributions were made in 2024 or 2023.
Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level III) unobservable inputs for which there is little or no market data. Level III fair value estimates are based upon certain market assumptions and pertinent information available to management as the estimates are made.
Disclosure of Fair Values
We do not have any assets that are remeasured at fair value on a recurring basis. We believe the respective carrying value of certain of our financial instruments, such as cash and restricted cash, prepaid expenses, accounts payable and accounts receivable, approximates their fair value because they are short term in nature or they are payable on demand. See Note 8 for additional disclosures about the fair values of debt, which was estimated using Level 3 inputs.
Fair Value of Measurements Using Level 3 Inputs on a Non-Recurring Basis
In connection with the Company’s 2024 and 2023 annual indefinite-lived intangible assets impairment assessments, the Company recognized non-cash impairment charges to reduce the carrying values of certain indefinite-lived intangible assets to their fair values. In 2024, the Company recognized a non-cash impairment charge of $39.3 million to its franchise rights. In 2023, the Company recognized non-cash impairment charges of $23.1 million and $37.0 million to goodwill and franchise rights, respectively.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. In estimating future taxable income, the Company relies upon assumptions and estimates about future activities, including the amount of future federal and state pretax operating income that the Company will generate; the reversal of temporary differences; and the implementation of feasible and prudent tax planning strategies. A valuation allowance has been established against the Company’s deferred tax assets. Management reevaluates the positive and negative evidence each period.
We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2024, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.
Loss Per Share
Basic loss per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Anti-dilutive common stock equivalents, if any, are not considered in the computation. Dilution is determined at the income (loss) from continuing operations level. In periods of a loss from continuing operations, diluted loss from continuing operations per share is generally the same as basic loss from continuing operations per share, because dilutive shares are not assumed to have been issued if their effect is anti-dilutive. Components of EPS are calculated on a stand-alone basis. See Note 13.
Comprehensive Income
Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, shareholders. For all years presented, no differences existed between our consolidated net loss and our consolidated comprehensive loss.
Concentrations of Risk
While we sell powersports vehicles from many different manufacturers, our top three manufacturers comprise the majority of our sales of new powersports vehicles. For 2024, original equipment manufacturers (“OEM”s) representing 10% or more of RumbleOn’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Powersports Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	28.0%
BRP	22.5%
Harley-Davidson	12.4%

Recently Adopted Accounting Standards
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
On January 1, 2024, the Company adopted ASU 2020-06 using the modified retrospective method. As a result of this adoption, the Company derecognized the remaining unamortized debt discount of $3.7 million on its convertible senior 6.75% promissory notes and therefore no longer recognizes any amortization of such debt discount as interest expense. Upon adoption of ASU 2020-06, the Company reclassified the $3.7 million unamortized debt discount from additional paid-in-capital to long-term debt and also recorded a $9.8 million cumulative adjustment credit to retained earnings for amortization from the issuance date through January 1, 2024 with an offset to additional paid-in-capital. The impact of our adoption of this standard for 2024 was approximately $0.10 per share, which reflected the reduction of non-cash interest expense. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Effective with our 2024 consolidated financial statements, we adopted ASU 2023-07, which requires disclosure of significant segment expenses and other segment items on an annual and interim basis. The standard expanded disclosures that are required on an interim basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. Our adoption of this standard only impacted our disclosures, which were made on a retrospective basis, with no impact to our results of operations, cash flows or financial condition. See Note 16.
Recent Accounting Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for the Company for 2025, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We do not plan to early adopt. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, we do not currently plan to adopt this standard early. This ASU will likely result in additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

NOTE 2 –REVENUE
Revenue is disaggregated by major lines of goods and services as follows:

($ in millions)	2024	2023
Revenue
New vehicles	$616.4	$658.5
Pre-owned vehicles	226.2	292.9
Total powersports vehicles	842.6	951.4

Parts, service and accessories	206.2	241.8
Vehicle transportation services	58.0	56.2
Finance and insurance, net	102.4	117.0
Total revenue	$1,209.2	$1,366.4

Timing of revenue recognition
Goods and services transferred at a point in time	$1,072.6	$1,218.6
Good and services transferred over time	136.6	147.8
Total revenue	$1,209.2	$1,366.4
NOTE 3 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following as of December 31:

($ in millions)	2024	2023
Contracts in transit	$10.2	$16.0
Trade receivables	13.7	9.8
Factory receivables(1)	6.9	9.6
Receivable from the sale of RumbleOn Finance consumer loans portfolio	—	15.4
	30.8	50.8
Less: allowance for doubtful accounts	0.3	0.5
Accounts receivable, net	$30.5	$50.3
(1) Primarily amounts due from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 4 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE
Inventory, net of reserves, consisted of the following as of December 31:

($ in millions)	2024	2023
New powersports vehicles	$184.9	$265.3
Pre-owned powersports vehicles	34.3	50.8
Parts, accessories and other	21.4	31.4
Total inventory	$240.6	$347.5
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables shown below are reflective of the gross cost of the powersports vehicle. The vehicle floor plan payables may also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within a few business days after the related vehicles are sold.

Vehicle Floor Plan Notes Payable
Floor plan notes payable consisted of the following as of December 31:

($ in millions)	2024	2023
Vehicle floor plan notes payable (trade)	$73.5	$101.9
Vehicle floor plan notes payable (non-trade)(1)	136.4	189.4
Total floor plan debt	$209.9	$291.3
(1) Balance at December 31, 2023 included borrowings under a floor plan line for pre-owned inventory with J. P. Morgan that was paid off on October 23, 2024 and discharged on November 15, 2024. Balance as of December 31, 2024 included a related-party pre-owned inventory floor plan line (see Note 15).
The Company relies on its floor plan vehicle financing credit lines (“Floor Plan Lines”) to finance new and pre-owned powersports vehicle inventory at its retail locations. Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Credit Agreement and the Indenture (both as defined in Note 8). Floor plan notes payable (trade) reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned powersports vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable (non-trade) represents amounts borrowed to finance the purchase of specific new and pre-owned powersports vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable (trade) are reported as operating cash flows, and changes in floor plan notes payable (non-trade) are reported as financing cash flows in the accompanying Consolidated Statements of Cash Flows.
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates and generally ranged between 8.0% and 17.2% as of December 31, 2024. Pre-owned vehicle floor plan facilities are based on prime or SOFR and ranged between 8.5% and 9.5% as of December 31, 2024. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of December 31, 2024 was $356.1 million.
NOTE 5 – PROPERTY AND EQUIPMENT, NET
The following table summarizes property and equipment, net, as of December 31:

($ in millions)	2024	2023
Land	$11.5	$11.9
Buildings and improvements	39.9	43.6
Leasehold improvements	16.1	19.0
Furniture, fixtures and equipment	8.3	10.1
Technology development	9.7	18.1
Vehicles	12.6	12.9
Total property and equipment	98.1	115.6
Less: accumulated depreciation and amortization	34.6	38.8
Total	$63.5	$76.8

NOTE 6 – FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS
Franchise rights and other intangible assets as of December 31 were comprised of the following:

($ in millions)	2024	2023
Indefinite-lived intangible assets:
Franchise rights(1)	$161.0	$199.7

Goodwill, gross	$242.5	$242.5
Accumulated impairment	(241.7)	(241.7)
Goodwill, net	$0.8	$0.8

Total indefinite-lived intangible assets	$161.8	$200.5

Definite-lived intangible assets:
Other intangible assets	10.9	23.8
Less: accumulated amortization	10.8	21.0
Definite-lived intangible assets, net(2)	$0.1	$2.8

Total franchise rights and other intangible assets	$161.9	$203.3
(1) Attributed to the Company’s powersports reporting unit. Net of accumulated impairment of $182.0 million and $142.7 million as of December 31, 2024 and 2023, respectively.
(2) Primarily consists of non-compete agreements, which will become fully amortized in 2025.
There was no change in the carrying amount of goodwill in 2024. The following is a summary of the changes in the carrying amount of goodwill by reporting unit in 2023:

($ in millions)	Powersports	Vehicle Transportation Services	Total
December 31, 2022	$20.3	$0.8	$21.1
Purchase accounting adjustments for prior year acquisitions	0.2	—	0.2
Immaterial acquisition	2.6	—	2.6
Impairment	(23.1)	—	(23.1)
December 31, 2023	$—	$0.8	$0.8

NOTE 7 – ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
The following table summarizes accounts payable and other current liabilities as of December 31:

($ in millions)	2024	2023
Current portion of operating lease liabilities	$24.3	$23.9
Accounts payable	5.8	7.1
State and local taxes	9.9	10.4
Compensation and benefits	9.7	11.6
Interest	8.1	2.7
Customer deposits	2.9	3.5
Professional fees	0.6	0.9
Other(1)	14.1	8.0
Total	$75.4	$68.1
(1) Includes $0.3 million as of December 31, 2023 that was reclassified from current liabilities of discontinued operations.

NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following as of December 31:

($ in millions)	2024	2023
Term Loan Credit Agreement due August 2026(1)	$227.1	$248.7
6.75% convertible senior notes due January 2025(2)	38.8	38.8
RumbleOn Finance line of credit(3)	—	12.2
Notes payable for fleet vehicles and other(4)	1.5	2.1
Total principal amount	267.4	301.8
Less: Unamortized discount and debt issuance costs	(16.3)	(27.5)
Total debt	251.1	274.3
Less: Current portion of long-term debt	(39.1)	(35.6)
Long-term debt	$212.0	$238.7
(1) Interest payments are required quarterly. Fair value as of December 31, 2024 was $243.8 million.
(2) This debt was fully repaid on January 2, 2025. Fair value at December 31, 2024 was $40.0 million, which is essentially principal plus accrued interest.
(3) This debt was fully repaid on January 2, 2024. Interest rate at December 31, 2023 was 12.8%.
(4) Carrying value approximates fair value due to the nature of this debt.
As of December 31, 2024, principal payments on our long-term debt were due as follows ($ in millions):

Year	Amount
2025	$39.1
2026	227.6
2027	0.4
2028	0.3
Total debt payments	$267.4

Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, (“Oaktree”) as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 1.00%, plus an applicable margin of 8.25%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%, with an additional 0.50% interest that accrued from August 9, 2023 to December 31, 2024. At the Company’s option, 1.0% of the regular interest and all of the additional 0.50% interest may be paid in kind. Interest expense was $42.1 million in 2024 and $53.6 million in 2023 and included amortization of debt discount and deferred issuance costs of $7.5 million and $7.3 million, respectively. The interest rate on December 31, 2024, including the additional 0.50% interest, was 13.60%.
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
The Company is subject to certain leverage ratio financial covenants and liquidity covenants under the Credit Agreement. The Company was in compliance with all financial and non-financial covenants with the Credit Agreement at December 31, 2024 and has classified obligations under the Credit Agreement as a non-current liability.
6.75% Convertible Senior Notes
The 6.75% convertible senior notes (the “Notes”) were outstanding pursuant to an Indenture (the “Indenture”), by and between the Company and Wilmington Trust, National Association as the Trustee and collateral agent for the Trustee and the holders of the Notes (in such capacity, the “Indenture Collateral Agent”). The Indenture included customary representations, warranties and covenants by the Company and customary closing conditions. The Notes bore interest at 6.75% per annum that was payable semiannually on January 1 and July 1 of each year. The entire balance of the Notes is included in the current portion of long-term debt in the accompanying Consolidated Balance Sheet at December 31, 2024. The Notes matured on January 1, 2025 and were repaid on January 2, 2025, as permitted.
RumbleOn Finance Line of Credit
RumbleOn Finance (“ROF”) and an indirect subsidiary of RumbleOn had a consumer finance facility for ROF’s use in underwriting consumer loans. On December 29, 2023, the Company sold the loan portfolio held at RumbleOn Finance for $17.0 million and on January 2, 2024 repaid the outstanding balance of the loan from the cash proceeds received. The ROF loan amount was included in the current portion of long-term debt in the accompanying Consolidated Balance Sheet at December 31, 2023.
NOTE 9 – LEASES
Supplemental information related to leases as of December 31 was as follows ($ in millions):

Leases	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	ROU assets	$157.1	$163.9
Finance lease assets	Property and equipment, net	43.8	45.6
Total		$200.9	$209.5
Liabilities:
Current
Operating	Accounts payable and other current liabilities	24.3	$23.9
Non-Current
Operating	Long-term portion of operating lease liabilities	129.8	134.1
Finance	Other long-term liabilities	50.6	49.8
Total lease liabilities		$204.7	$207.8
The weighted-average remaining lease terms and discount rates for our operating and financing leases as of December 31 for the corresponding year were as follows:

	2024	2023
Weighted average remaining lease term (years):
Operating leases	13.6	13.9
Finance leases	38.7	39.7
Weighted average discount rate:
Operating leases	14.3%	14.1%
Finance leases	9.0%	9.0%
The following table provides information related to the lease costs of finance and operating leases ($ in millions):

Lease Expense	Income Statement Classification	2024	2023
Operating	SG&A expenses	$33.3	$32.6

Finance:
Depreciation on assets	Depreciation and amortization expense	3.1	0.9
Interest on lease liabilities	Interest expense	4.6	1.4
Total lease costs		$41.0	$34.9

The following table provides information related to the portion of operating lease assets and liabilities which are attributable to related-party operating leases (described in Note 15) at December 31 ($ in millions):

Leases	2024	2023
Assets:
ROU assets – related party	$106.3	$108.5
All other ROU assets	50.8	55.4
Total	$157.1	$163.9

Liabilities:
Current:
Current portion of lease liabilities – related party	$14.6	$14.2
Current portion of lease liabilities – all other leases	9.7	9.7
Total current liabilities	24.3	23.9
Non-Current:
Long-term portion of lease liabilities – related party	101.5	96.2
Long-term portion of lease liabilities – all other leases	28.3	37.9
Total non-current liabilities	129.8	134.1
Total operating lease liabilities	$154.1	$158.0
Supplemental cash flow information related to leases was as follows:

($ in millions)	2024	2023
Cash payments for operating leases	$30.5	$29.3
New assets obtained in exchange for operating lease liabilities	5.9	14.9
Cash payments for finance leases	3.8	1.2
The following table summarizes the future minimum payments for leases as of December 31, 2024:

($ in millions)	Operating Leases	Finance Lease
2025	$30.2	$3.8
2026	29.1	3.9
2027	27.8	4.0
2028	22.7	4.1
2029	20.9	4.2
Thereafter	247.9	201.6
Total lease payments	378.6	221.6
Less imputed interest	(224.5)	(171.0)
Present value of lease liabilities	$154.1	$50.6

Sale-Leaseback Transactions

2024 Sale-Leaseback

In December 2024, the Company entered into a sale-leaseback transaction with a related third party discussed in more detail in Note 15. Under these agreements, the Company sold one of its dealership properties, including land, buildings and certain improvements, at a price of $4.0 million and then leased the assets back from a related party through the 2024 sale-leaseback transaction.

The 2024 sale-leaseback met the criteria under GAAP for a true sale. The Company removed the assets from its records and will recognize rent expense related to the leased assets. The ROU asset and short- and long-term liabilities related to this lease are in the amounts reflected above for December 31, 2024 and are included on our consolidated balance sheet.

2023 Sale-Leaseback

In September 2023, the Company entered into a sale and master lease agreement (a “sale-leaseback”) with an unrelated third party. Under these agreements, the Company sold eight of its dealership properties, including land, buildings and certain improvements, at a price of $50.0 million and then leased the assets back through the sale-leaseback transaction.

Based on certain criteria and in accordance with GAAP, the transaction was accounted for as a failed sale-leaseback. As a result, the dealership property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in the amount of the net proceeds received in the amount of $48.2 million. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master agreement (initially, $0.3 million, increasing annually by the lesser of two times the Consumer Price Index or 2% during the initial term and all option periods) will be recorded as interest expense and a reduction of the outstanding liability over the expected term of the lease.

NOTE 10 – STOCKHOLDERS' EQUITY
Stock-Based Compensation
The Company has a shareholder-approved stock incentive plan (as amended, the “Plan”) allowing for the issuance of restricted stock units (“RSUs”), stock options (“Options”), performance-based restricted stock units (“PSUs”), performance stock options (“Performance Options”), and other equity awards (collectively, “Awards”). As of December 31, 2024, there were 3,291,461 shares of Class B common stock that had been authorized for issuance under the Plan, of which 530,000 shares remained available for future issuance. RSUs and Options generally vest based on continued service by the recipient of the Award to the Company over a period of up to three years. Options generally expire ten years after the grant date.
Stock-based compensation expense was as follows:

($ in millions)	2024	2023
Restricted stock units	$3.9	$12.0
Performance Options	0.7	—
Total stock-based compensation	$4.6	$12.0
Unamortized stock-based compensation expense as of December 31, 2024 and its amortization period follows:

($ in millions)	Unamortized Expense for Outstanding Awards	Weighted-Average Amortization Period (in years)
Restricted stock units	$2.3	1.6
Performance Options(1)	2.8	3.8
Total unrecognized stock-based compensation expense	$5.1	2.8
(1) Forfeited as of January 13, 2025, due to the resignation of our CEO.
Restricted Stock Units
RSU activity, including PSUs, was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2023	394,161	$14.82
Granted	743,418	4.39
Vested	(258,635)	15.27
Forfeited	(231,389)	6.61
Unvested at December 31, 2024	647,555	$4.94

Valuation of PSUs and Performance Options with Stock Performance Hurdles
The assumptions used to estimate the fair value of grants with market performance hurdles, which were in the form of PSUs in 2024 and Performance Options in 2023 were as follows:

	2024	2023
Exercise price	—	$5.85
Stock price hurdles for vesting(1)	$12.00 to $22.00	$12.00 to $40.00
Fair value price per share	$3.91	$4.35
Volatility	90.0%	95.0%
Expected term (years)	3.0	9.9
Risk-free interest rate	4.4%	4.1%
Dividend yield	—	—
(1) In order for the award to vest, the value of Class B common stock must reach and remain at or above the threshold price for a period of 30 days (in addition to recipient remaining an employee).
The following is a summary of the Options (including Performance Options) activity:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2023	825,801	$5.92	9.8	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	(476)	81.60	—	—
Outstanding at December 31, 2024	825,325	$5.88	9.0	$—

Vested / exercisable at December 31, 2024	325	$81.60	4.6	$—
Unvested as of December 31, 2024	825,000	$5.85	9.0	$—
No stock options were exercised during 2024 or 2023. The 825,000 Performance Options unvested as of the end of 2024 were forfeited effective January 13, 2025 due to the resignation of our former Chief Executive Officer (“CEO”).
2024 Rights Offering
The Company commenced a $10.0 million rights offering on November 26, 2024 that expired on December 12, 2024. To effect this rights offering, the Company’s existing shareholders were granted a dividend of subscription rights to purchase a designated number of shares of Class B common stock at a price of $4.18 per share. Pursuant to the terms of a standby purchase agreement with related party Stone House Capital Management, LLC, a Delaware limited liability company (“Stone House”), Stone House acquired $1.5 million of Class B common stock that had not been purchased by other existing shareholders. Net proceeds after costs incurred to effect the rights offering were $9.1 million. These net proceeds reflect $0.7 million of costs that were accrued and not yet paid as of December 31, 2024. The transaction resulted in the issuance of 2.4 million new shares of Class B common stock. The Company used cash proceeds from this rights offering on January 2, 2025 to pay a portion of the amount due under the 6.75% convertible senior notes.
2023 Rights Offering
The Company commenced a $100.0 million rights offering on November 13, 2023 that expired on December 5, 2023. as extended by the Company. To effect this rights offering, the Company’s existing shareholders were granted a dividend of subscription rights to purchase a designated number of shares of Class B common stock at a price of $5.50 per share. Pursuant to the terms of a standby purchase agreement with related parties Mark Tkach, William Coulter and StoneHouse and collectively, the “Standby Purchasers”, the Standby Purchasers acquired $18.9 million of Class B common stock that had not been purchased by other existing shareholders. Net proceeds after expenses incurred to effect the rights offering were $98.4 million, of which the Company used $50.0 million to pay down a portion of the outstanding term loan indebtedness under the Credit Agreement. The transaction resulted in the issuance of 18.2 million new shares of Class B common stock.

Common Stock Warrants
In 2023, the Company issued warrants to Oaktree and the lenders party to the Credit Agreement to purchase up to 1.2 million shares of Class B common stock at an exercise price of $12.00, which is subject to adjustment based on the terms of the Credit Agreement. The exercise price for these warrants was $11.09 and $11.25 as of December 31, 2024 and 2023, respectively. Such warrants are exercisable for up to five years following the date of issuance. These warrants were classified as equity.

Preferred Stock
The Company has authorized 10 million shares of $0.001 par value preferred stock, with none issued or outstanding as of December 31, 2024 or 2023.

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	2024	2023
Compensation and related costs	$159.4	$199.5
Facilities	45.2	44.5
General and administrative	32.3	43.5
Advertising, marketing and selling	19.1	29.4
Professional fees	13.0	13.2
Stock-based compensation	4.6	12.0
Technology development and software	1.8	5.2
Total selling, general and administrative expenses	$275.4	$347.3

NOTE 12 – INCOME TAXES
The components of the income tax provision (benefit) from continuing operations were as follows:

($ in millions)	2024	2023
Current
Federal	$(0.1)	$0.4
State	0.3	0.4
Total current income tax expense	0.2	0.8
Deferred
Federal	(0.2)	49.5
State	(0.2)	9.0
Total deferred income tax provision (benefit)	(0.4)	58.5
Income tax provision (benefit)	$(0.2)	$59.3
A reconciliation of the statutory U.S. Federal income tax rate of 21% to our effective income tax rate follows:

	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
Change in valuation allowance	(20.1)%	(52.7)%
Stock-based compensation	(0.7)%	(0.9)%
State and local, net of federal benefit	(0.1)%	(4.7)%
Executive compensation	—%	(0.3)%
Other	0.3%	(0.7)%
Effective tax rate	0.4%	(38.3)%

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

($ in millions)	2024	2023
Deferred tax assets:
Net operating loss carryforward	$33.8	$26.5
Business interest carryforward	31.5	21.5
Goodwill and intangible assets	46.9	43.8
Lease liabilities	47.4	49.4
Inventory reserve	—	2.6
Transaction costs	1.1	1.2
Stock-based compensation	0.4	0.3
Other	0.6	0.5
Total gross deferred tax assets	161.7	145.8
Valuation allowance	(113.0)	(93.6)
Deferred tax assets, net	48.7	52.2
Deferred tax liabilities:
ROU assets	36.5	39.0
Property and equipment	12.2	12.5
Debt issuance costs amortization	—	0.7
Other	—	0.4
Deferred tax liabilities	48.7	52.6
Net deferred tax asset (liability)	$—	$(0.4)
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. As of December 31, 2024 and 2023, management has evaluated the realizability of the Company’s deferred tax assets and recorded a valuation allowance against the Company’s federal and state deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized based on the evidence evaluated.

($ in millions)	2024	2023
Valuation allowance as of beginning of the year	$93.6	$0.7
Increases recorded to income tax provision	19.4	92.9
Valuation allowance as of end of year	$113.0	$93.6
As of December 31, 2024 and 2023, the Company has federal net operating loss carryforwards of $140.2 million and $112.4 million, all of which were generated in years beginning in 2018 and can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $100.2 million and $64.8 million, a portion of which begin to expire in 2029. As a result of various ownership changes, the Company’s federal and state net operating losses are subject to limitations under Internal Revenue Code Section 382.
We do not have unrecognized tax benefits related to uncertain tax positions. Tax years 2019 through 2023 remain open to examination by the U.S. federal and state taxing jurisdictions, as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have been or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress.

NOTE 13 – LOSS PER SHARE
The following common stock equivalents were outstanding as of December 31 were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

(Shares in millions)	2024	2023
Unvested RSUs and PSUs	0.6	0.4
Warrants to purchase shares of Class B Common Stock	1.2	1.2
Shares issuable in connection with 6.75% convertible senior notes(1)	1.3	1.3
Performance stock options(2)	0.8	0.8
(1) On January 2, 2025 these notes were repaid and no shares were issued.
(2) Forfeited in January 2025.

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity:

($ in millions)	2024	2023
Supplemental Disclosure of Cash Flow Information(1):
Cash paid for interest	$49.5	$66.0
Cash paid (received) for taxes, net	(0.8)	1.0
Non-cash Investing and Financing Activities:
Capital expenditures included in debt	0.2	—
Fair value of warrants issued as financing costs	—	6.1
(1) For supplemental cash flow information related to leases, see Note 9.
Cash paid for interest included $15.4 million in 2024 and $12.5 million in 2023 of interest paid to finance floor plan inventory.
The following table provides a reconciliation of cash and restricted cash as of December 31 reported within the accompanying consolidated balance sheets that sum to the amounts shown in the accompanying consolidated statements of cash flows:

($ in millions)	2024	2023
Cash and cash equivalents	$85.3	$58.9
Restricted cash(1)	11.4	18.1
Total cash and restricted cash	$96.7	$77.0
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s various Floor Plan Lines and the RumbleOn Finance line of credit before it was repaid in January 2024.

NOTE 15 – RELATED PARTY TRANSACTIONS
Sale of Property
On December 27, 2024, the Company sold a certain dealership property in Florida to an entity controlled by William Coulter (“Coulter”) and Mark Tkach (“Tkach”), for $4.0 million, which was deemed to be at fair market value. Coulter and Tkach are both directors and former executive officers of the Company and holders of the Company’s Class B common stock. The Company then entered into an operating lease with an entity controlled by Coulter and Tkach commencing on December 28, 2024 with a 10-year term and initial annual base rent of $0.3 million that increases 2% per year. This lease does not contain a purchase option.
2024 Backstop Purchase
On December 19, 2024, under the terms of the Support and Standby Purchase Agreement dated as of November 26, 2024 (the “Support and Standby Purchase Agreement”), among the Company, Stone House Capital Management, LLC, which is a holder of Class B common stock and is managed by Mark Cohen, a director of the Company (together with its affiliates,

“Stone House” or “Standby Purchaser”), and Tkach and Coulter (collectively, the “Support Purchasers” and, together with the Standby Purchaser, the “Investors”), the Company issued and sold to the Standby Purchaser 349,333 shares of Class B common stock at an exercise price of $4.18 per share (the “Backstop Securities”) for an aggregate purchase price of approximately $1.5 million. The Backstop Securities represented the shares of the Company’s Class B common stock that remained unsubscribed for by the stockholders of the Company as of the expiration of the subscription period of its $10.0 million rights offering.
In connection with the Support and Standby Purchase Agreement, other than reimbursement of legal and other fees by the Company, the Investors did not receive any fees or other remuneration. On December 19, 2024, the Company entered into a registration rights agreement (the "Registration Rights Agreement") by and among the Company and the Investors granting the Investors registration rights in respect of certain shares of Class B common stock (the "Registrable Securities"), as required under the Support and Standby Purchase Agreement. Pursuant to the Registration Rights Agreement, the Company has agreed to file a resale registration statement for the Registrable Securities as soon as practicable after the execution of the Registration Rights Agreement, and to use commercially reasonable efforts to cause it to become effective as soon as possible after such filing, but in not event later than sixty (60) days after the date of such filing. The Registration Rights Agreement also contains indemnification and other provisions customary for transactions of this nature.
Pre-Owned Inventory Floor Plan Line
On December 6, 2024, the Company entered into a floor plan facility agreement with related parties Coulter, Tkach and Ridenow Management LLLP, an entity controlled by Coulter and/or Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. As of December 31, 2024, the amount owed by the Company to the related parties under this facility was $15.9 million.
Leases
As of December 31, 2024, the Company has 27 leases of properties consisting primarily of dealerships and offices from related parties. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The aggregate annual base rent payments for these leases was approximately $16.4 million in 2024, with base rent increasing 2% annually. Most of the leases commenced a 20-year term on September 1, 2021. Two of the leases were entered into in 2024, one with a 20-year term containing a purchase option and the other with a 10-year term. See Note 9 for the ROU assets and liabilities associated with the related party leases.
Employment of Immediate Family Members
Tkach has two immediate family members that are employed by the Company. One family member received aggregate gross pay of $0.4 million in 2024 and $0.5 million in 2023, including the income from vested RSUs under the Plan. The second family member received aggregate gross pay of $0.1 million in 2024 and $0.2 million in 2023. On January 13, 2025, the Board appointed Tkach’s son, Cameron Tkach, as Executive Vice President and Chief Operating Officer.
2023 Backstop Purchase
On December 8, 2023, under the terms of the Standby Purchase Agreement dated as of August 8, 2023, as amended (the “Purchase Agreement”), among the Company, Tkach, Coulter and Stone House (together with Tkach and Coulter, the “2023 Standby Purchasers”), the Company issued and sold to the 2023 Standby Purchasers 3,443,289 shares of Class B common stock at an exercise price of $5.50 per share (the “2023 Backstop Securities”) for an aggregate purchase price of approximately $18.9 million (the “2023 Backstop Purchase”). The 2023 Backstop Securities represent the shares of the Company’s Class B common stock that remained unsubscribed for by the shareholders of the Company as of the expiration of the subscription period of the Company’s 2023 rights offering. Coulter and Tkach are directors and former executive officers of the Company. Subject to the terms and conditions of the Purchase Agreement, the Company agreed to provide Stone House with the right to designate one nominee to the Board not later than 60 days after the date of the Purchase Agreement. Mark Cohen, managing member of Stone House, was appointed as a director pursuant to the board nomination right granted to Stone House under the Purchase Agreement.

Pursuant to the Purchase Agreement, the Company agreed to reimburse the 2023 Standby Purchasers for reasonable out-of-pocket costs and expenses incurred by them in connection with the negotiation, execution and delivery of the Purchase Agreement and the transactions contemplated thereby, including reasonable and documented fees and disbursements of counsel to each 2023 Standby Purchaser. The Company did not pay or give, directly or indirectly, any commission or other remuneration, including underwriting discounts and commissions, in connection with the issuance of the 2023 Backstop Securities.

Proxy Settlement Agreement and Related Transactions

    In 2023, certain disputes arose between Tkach and Coulter, on the one hand, and the Company and the then serving members of the Company’s management, on the other hand, which led Tkach and Coulter to submit a notice of intent to make nominations and submit proposals for consideration at our 2023 annual stockholder meeting (the “2023 Annual Meeting”). In June 2023, the Company reached a binding settlement agreement with Coulter and Tkach relating to the matters in dispute, which was reflected in a binding term sheet pursuant to which the Company agreed to take certain corporate governance actions, including selecting Tkach as a director and naming Coulter as a Board observer until the 2023 Annual Meeting, and nominating Coulter for election as a director at the 2023 Annual Meeting, and, for a period of 90 days following execution of the Term Sheet, Coulter and Tkach agreed to vote as recommended by the Board at any annual meeting or special meeting of the Company’s stockholders, and to refrain from calling any special meetings of the Company’s stockholders, granting or soliciting proxies (other than to named proxies included in the Company’s proxy card for any stockholder meeting), or making any nominations or proposals at any annual or special meetings of stockholders. The Company also agreed to reimburse the reasonable, documented, out of pocket advisor fees and expenses incurred by Coulter and Tkach in connection with their proxy contest, which were estimated to be $2.5 million.

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
Bidpath Software License
In 2022, the Company entered into two agreements with Bidpath Incorporated, a company owned by Adam Alexander, a former director of the Company, that provided the Company with (i) a perpetual, non-exclusive license to the then-current source code, as well as all future source code, of foundational technology for its inventory management platform, and (ii) support and maintenance services, all of which remained in development prior to Company’s termination of the contract effective August 31, 2023, pursuant to the contract’s terms.
In 2023, the Company paid Bidpath $0.2 million for support and maintenance services and recorded a $2.6 million impairment charge upon termination of the contract for the related costs that had been capitalized.

NOTE 16 - SEGMENT REPORTING
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. Our CODM is our Chairman and CEO. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments, which excludes impairment charges, amortization and depreciation that are included in operating income (loss) on the consolidated statement of operations and includes floor plan interest expense, which is not included in operating income (loss) on the consolidated statement of operations. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual variances on a periodic basis.
We have two reportable segments: (1) powersports dealership group and (2) vehicle transportation services. The powersports dealership group segment is primarily comprised of powersports dealerships that sell new and pre-owned powersports vehicles; parts, service and accessories; and finance and inventory products for powersports vehicles sold. The vehicle transportation services segment provides nationwide transportation brokerage services between dealerships and auctions.
The powersports dealership group segment is significantly larger and requires more investment than our vehicle transportation services segment. The operating income of the powersports segment includes operating overhead and corporate costs. The most significant costs for both segments are their cost of revenue and compensation and related costs. Assets are not used for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
2024
Revenue from external customers:
Powersports vehicles	$842.6	$—	$—	$842.6
Parts, service and accessories	206.2	—	—	206.2
Finance and insurance, net	102.4	—	—	102.4
Vehicle transportation services	—	58.0	—	58.0
Total revenue	1,151.2	58.0	—	1,209.2
Cost of revenue:
Powersports vehicles	738.6	—	—	738.6
Parts, service and accessories	111.7	—	—	111.7
Vehicle transportation services	—	44.6	—	44.6
Total cost of revenue	850.3	44.6	—	894.9
Gross profit	300.9	13.4	—	314.3
Compensation and related costs	152.4	7.0	—	159.4
Facilities	45.0	0.2	—	45.2
Other operating expenses(1)	70.1	0.7	—	70.8
Impairment of franchise rights	—	—	39.3	39.3
Depreciation and amortization	—	—	14.3	14.3
Floor plan interest expense	16.0	—	(16.0)	—
Operating income (loss)	$17.4	$5.5	$(37.6)	$(14.7)
Floor plan interest expense				16.0
Other interest expense				48.1
Loss from continuing operations before income taxes				$(78.8)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees, and stock-based compensation expenses. The detail for such expenses on a consolidated basis is included in Note 11 and is attributable to the Powersports Dealership Group except for $0.7 million that was in Vehicle Transportation Services.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated, Eliminations and Adjustments	Total
2023
Revenue
Powersports vehicles	$951.4	$—	$—	$951.4
Parts, service and accessories	241.8	—	—	241.8
Finance and insurance, net	117.0	—	—	117.0
Vehicle transportation services(1)	—	56.6	(0.4)	56.2
Total revenue	1,310.2	56.6	(0.4)	1,366.4
Cost of revenue:
Powersports vehicles	832.5	—	—	832.5
Parts, service and accessories	131.5	—	—	131.5
Vehicle transportation services	—	42.9	(0.4)	42.5
Total cost of revenue	964.0	42.9	(0.4)	1,006.5
Gross profit	346.2	13.7	—	359.9
Compensation and related costs	192.1	7.4	—	199.5
Facilities	44.3	0.2	—	44.5
Other operating expenses(2)	102.9	0.4	—	103.3
Impairment of goodwill and franchise rights	—	—	60.1	60.1
Depreciation and amortization	—	—	22.0	22.0
Floor plan interest expense	13.2		(13.2)	—
Operating income (loss)	$(6.3)	$5.7	$(68.9)	$(69.5)
Floor plan interest expense				13.2
Other interest expense				64.0
Other non-operating expense				8.4
Loss from continuing operations before income taxes				$(155.1)
(1) Revenue in 2023 included $0.4 million of revenue from the discontinued automotive segment. All other revenue is from external customers.
(2) Other operating expenses represent general and administrative expenses, advertising, professional fees, and stock-based compensation expenses. The detail for such expenses on a consolidated basis is included in Note 11 and is attributable to the Powersports Dealership Group except for $0.4 million that was in Vehicle Transportation Services.
NOTE 17 - DISCONTINUED OPERATIONS
As of June 30, 2023, the Company had completed all substantial activities pertaining to the wind down of its automotive business, which represented a strategic shift having a major effect on our operations and financial results. All direct revenues, costs, and expenses related to commercial operations of the wholesale automotive business are reported within loss from discontinued operations in the Consolidated Statements of Operations. No amounts for shared general and administrative operating support expenses were allocated to discontinued operations. Discontinued operations consisted of the following:

($ in millions)	2023
Revenue	$24.7
Cost of sales	23.7
Gross profit	1.0
SG&A expenses	2.0
Loss from operations of discontinued automotive segment	(1.0)
Interest expense	0.2
Other income	0.1
Loss from discontinued operations before income taxes	(1.1)
Income tax provision (benefit)	—
Loss from discontinued operations	$(1.1)

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2024 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by the Company’s former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company is in the process of gathering and has commenced production of the requested documents.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as CEO (the “CEO Resignation Letter”) and on July 7, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as a member of the Board of Directors (the “Board Resignation Letter” and together with the CEO Resignation Letter, the “Resignation Letters”). In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letters. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in the initial stages of discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what further actions, if any, may be taken with regard to the investigation allegations. We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit was $7.4 million. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.

NOTE 19 – SUBSEQUENT EVENTS
CEO Separation
On January 24, 2025, the Company entered into a separation agreement with Michael Kennedy (the “Separation Agreement”), whose employment as CEO of the Company ended as of January 13, 2025 (the “Separation Date”). Pursuant to the Separation Agreement and in accordance with the employment agreement entered into between the Company and Mr. Kennedy effective as of November 1, 2023, Mr. Kennedy will receive certain benefits over 12 months following the effective Separation Date and his Performance Options were forfeited.