Form 10-Q
period 2025-03-31
RumbleOn, Inc.
filed 2025-05-07
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on May 1, 2025 was 37,809,028 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on May 1, 2025.

QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash	$41.1	$85.3
Restricted cash	15.1	11.4
Accounts receivable, net	26.8	30.5
Inventory, net	272.6	240.6
Prepaid expense and other current assets	2.7	3.6
Total current assets	358.3	371.4
Property and equipment, net	61.7	63.5
Right-of-use assets	155.9	157.1
Franchise rights and other intangible assets	161.8	161.9
Other assets	1.2	1.3
Total assets	$738.9	$755.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and other current liabilities	$74.3	$75.4
Vehicle floor plan notes payable	240.9	209.9
Current portion of long-term debt	0.4	39.1
Total current liabilities	315.6	324.4
Long-term liabilities:
Long-term debt, net of current maturities	215.1	212.0
Operating lease liabilities	129.0	129.8
Other long-term liabilities, including finance lease obligation	52.3	52.3
Total long-term liabilities	396.4	394.1
Total liabilities	712.0	718.5
Commitments and contingencies
Stockholders' equity:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 37,792,092 and 37,717,842 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	700.8	700.9
Accumulated deficit	(669.6)	(659.9)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity	26.9	36.7
Total liabilities and stockholders' equity	$738.9	$755.2
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Powersports vehicles	$172.0	$214.8
Parts, service and accessories	46.1	52.9
Finance and insurance, net	21.1	25.8
Vehicle transportation services	5.5	14.3
Total revenue	244.7	307.8

Cost of revenue:
Powersports vehicles	147.8	185.1
Parts, service and accessories	25.3	29.3
Vehicle transportation services	4.4	10.8
Total cost of revenue	177.5	225.2

Gross profit	67.2	82.6

Selling, general and administrative	61.1	73.9
Depreciation and amortization	2.3	3.5

Operating income (loss)	3.8	5.2

Other income (expense):
Floor plan interest expense	(2.8)	(4.0)
Other interest expense	(10.8)	(12.1)
Other income	0.2	0.3
Total other expense	(13.4)	(15.8)

Loss before income taxes	(9.6)	(10.6)
Income tax expense (benefit)	0.1	(0.3)
Net loss	$(9.7)	$(10.3)

Weighted average shares - basic and diluted	37,789,149	35,133,414

Net loss per share - basic and diluted	$(0.26)	$(0.29)
See accompanying notes to the unaudited condensed consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Stockholders' Equity
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	74,250	(0.1)	—	—	—	(0.1)
Net loss	—	—	—	(9.7)	—	—	(9.7)
March 31, 2025	50,000	37,792,092	$700.8	$(669.6)	123,089	$(4.3)	$26.9

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	81,286	1.4	—	—	—	1.4
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(10.3)	—	—	(10.3)
March 31, 2024	50,000	35,153,241	$688.6	$(591.6)	123,089	$(4.3)	$92.7

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9.7)	$(10.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2.3	3.5
Amortization of debt issuance costs	2.5	2.2
Stock-based compensation	(0.1)	1.4
Deferred taxes	—	(0.4)
Interest paid-in-kind capitalized to debt principal	0.8	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3.7	16.8
Inventory	(32.0)	(6.2)
Prepaid expenses and other assets	0.9	2.2
Other liabilities	0.3	0.4
Accounts payable and accrued liabilities	(0.1)	3.9
Floor plan trade note borrowings	24.5	3.2
Net cash provided by (used in) operating activities	(6.9)	17.0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(0.5)	(0.6)
Technology development	—	(0.1)
Net cash used in investing activities	(0.5)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(38.8)	(35.3)
Net increase in borrowings from non-trade floor plans	6.5	5.7
Other	(0.8)	(0.3)
Net cash used in financing activities	(33.1)	(29.9)
NET CHANGE IN CASH AND RESTRICTED CASH	(40.5)	(13.6)
Cash and restricted cash at beginning of period	96.7	77.0
Cash and restricted cash at end of period	$56.2	$63.4
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RumbleOn, Inc. operates through two operating segments: a powersports dealership group and a vehicle transportation services entity, Wholesale Express, LLC (“Express”). The Company was incorporated in 2013 and has grown primarily through acquisitions. The Company is headquartered in the Dallas Metroplex and completed its initial public offering in 2017. Unless the context requires otherwise, references in these financial statements to “RumbleOn,” the “Company,” “we,” “us,” “our,” and “us” refer to RumbleOn, Inc. and its consolidated subsidiaries.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. After closing our Sturgis, South Dakota dealership, we operated 55 locations as of March 31, 2025, primarily in the Sunbelt region. We source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer technology.
Express provides asset-light brokerage services facilitating automobile transportation primarily between and among dealerships and auctions throughout the United States.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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

Disaggregated Revenue

	Three Months Ended March 31,
($ in millions)	2025	2024
New retail vehicles	$120.1	$155.0
Pre-owned retail vehicles	48.1	54.0
Wholesale vehicles	3.8	5.8
Total powersports vehicles	172.0	214.8

Parts, service and accessories	46.1	52.9
Finance and insurance, net	21.1	25.8
Vehicle transportation services	5.5	14.3
Total revenue	$244.7	$307.8

Point in time	$221.1	$275.7
Over time	23.6	32.1
Total revenue	$244.7	$307.8
Accounts Receivable

($ in millions)	March 31, 2025	December 31, 2024
Contracts in transit	$14.1	$10.2
Trade receivables	5.7	13.7
Factory receivables(1)	7.2	6.9
	27.0	30.8
Less: allowance for doubtful accounts	0.2	0.3
Accounts receivable, net	$26.8	$30.5
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns

Immaterial Correction of Statement of Cash Flows for the Three Months Ended March 31, 2024

Certain amounts have been adjusted on the accompanying condensed consolidated statement of cash flows for the three months ended March 31, 2024 compared to amounts reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2024. Certain trade floor plan notes payable were inadvertently classified as non-trade floor plan notes payable, which impacted operating and financing cash flows. In addition, other immaterial errors impacting debt proceeds and the purchase of property and equipment were corrected. Such adjustments were properly reflected in subsequent filings for 2024.

Management evaluated the materiality of the above items based on an analysis of quantitative and qualitative factors and concluded they were not material to the three months ended March 31, 2024, individually or in the aggregate.

The following table reflects the correction on all affected line items of our previously reported condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2024
($ in millions)	As Previously Reported	Adjustments	As Corrected
Cash Flows from Operating Activities
Interest paid-in-kind to debt principal	$—	$0.3	$0.3
Changes in accounts payable and accrued liabilities	4.1	(0.2)	3.9
Change in trade floor plan note borrowings	(10.7)	13.9	3.2
Net cash provided by operating activities	3.0	14.0	17.0

Cash Flows from Investing Activities
Purchase of property and equipment	(1.0)	0.4	(0.6)
Net cash used in investing activities	(1.1)	0.4	(0.7)

Cash Flows from Financing Activities
Increase in borrowings from non-trade floor plans	19.6	(13.9)	5.7
Proceeds from debt	0.5	(0.5)	—
Net cash used in financing activities	(15.5)	(14.4)	(29.9)
Recent Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures
Issued in December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. Amendments in this ASU may be applied prospectively for the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may be applied retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.
Disaggregation of Income Statement Expenses
Issued in November 2024, ASU 2024-03, Disaggregation of income Statement Expenses (Subtopic 220-40), requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, we do not plan to adopt this standard early. This ASU will likely result in additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

NOTE 2 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE

($ in millions)	March 31, 2025	December 31, 2024
New powersports vehicles	$210.5	$184.9
Pre-owned powersports vehicles	40.0	34.3
Parts, accessories and other	22.1	21.4
Inventory	$272.6	$240.6

Floor plan notes payable as of March 31, 2025 and December 31, 2024 were as follows:

($ in millions)	March 31, 2025	December 31, 2024
Floor plans notes payable - trade	$98.0	$73.5
Floor plans notes payable - non-trade	142.9	136.4
Floor plan notes payable	$240.9	$209.9
Floor plan notes payable - trade reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable-non-trade represents amounts borrowed to finance the purchase of specific new and pre-owned vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable-trade are reported as operating cash flows and changes in floor plan notes payable-non-trade are reported as financing cash flows in the accompanying Condensed Consolidated Statements of Cash Flows.
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables are reflective of the gross cost of the vehicle. The vehicle floor plan payables may be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within a few business days after the related vehicles are sold.
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”)-based interest rates, which ranged between 8.0% and 16.7% as of March 31, 2025. Pre-owned vehicle floor plan facilities utilize prime or SOFR-based interest rates, which ranged between 8.5% and 9.3% as of March 31, 2025. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $356.1 million as of March 31, 2025.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Oaktree Credit Facility. Refer to Note 3 for further detail.
NOTE 3 – LONG-TERM DEBT
Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

($ in millions)	March 31, 2025	December 31, 2024
Term loan credit agreement due August 2026	$227.9	$227.1
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.4	1.5
Total principal amount	229.3	267.4
Less: unamortized debt issuance costs	(13.8)	(16.3)
Total long-term debt	215.5	251.1
Less: current portion of long-term debt	(0.4)	(39.1)
Long-term debt, net of current portion	$215.1	$212.0

Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC (“Oaktree”), as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 1.00%, plus an applicable margin of 8.25%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, up to 1.00% of interest may be paid in kind. The interest rate on March 31, 2025 was 12.80%.
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
The Company is subject to certain leverage ratio financial covenants and liquidity covenants under the Credit Agreement. The Company was in compliance with all financial and non-financial covenants with the Credit Agreement at March 31, 2025.
6.75% Convertible Senior Notes
The 6.75% convertible senior notes (the “Notes”) were outstanding pursuant to an Indenture (the “Indenture”), by and between the Company and Wilmington Trust, the National Association as the Trustee and collateral agent for the Trustee and the holders of the Notes. The Indenture included customary representations, warranties and covenants by the Company and customary closing conditions. The Notes matured on January 1, 2025 and were repaid on January 2, 2025, as permitted.
Other Interest Expense

	Three Months Ended March 31,
($ in millions)	2025	2024
Interest expense on term loan(1)	$9.8	$10.4
Interest on finance lease obligation(2)	1.1	1.1
Interest expense on 6.75% convertible senior notes	—	0.7
Other interest income, net	$(0.1)	$(0.1)
Total	$10.8	$12.1
(1) Includes the amortization of debt discount and issuance costs of $2.5 million in 2025 and $2.2 million in 2024.
(2) Finance lease obligation is reported in other long-term liabilities in the consolidated balance sheets.
NOTE 4 – SELLING, GENERAL AND ADMINISTRATIVE COSTS

	Three Months Ended March 31,
($ in millions)	2025	2024
Compensation and related costs(1)	$34.0	$42.0
Facilities	11.2	11.4
General and administrative	7.1	9.4
Professional fees	4.7	3.3
Advertising, marketing and selling	3.8	5.9
Stock-based compensation(2)	(0.1)	1.4
Technology development and software	0.4	0.5
Total selling, general and administrative expenses	$61.1	$73.9
(1) Amount in 2025 includes executive termination costs of $0.9 million.
(2) Amount in 2025 includes the reversal of expense for stock options forfeited by our former Chief Executive Officer (“CEO”).

NOTE 5 – STOCK-BASED COMPENSATION

	Three Months Ended March 31,
($ in millions)	2025	2024
Restricted Stock Units	$0.6	$1.2
Stock Options(1)	(0.7)	0.2
Total stock-based compensation expense	$(0.1)	$1.4
(1) Amount in 2025 is the reversal of expense for stock options forfeited by our former CEO.
In accordance with his Employment Agreement effective as of January 13, 2025 (the “effective date”), Michael Quartieri, our new CEO, was granted 400,000 restricted stock units that vest in three substantially equal installments on each of the first, second and third anniversary dates of the effective date subject to his employment and other standard conditions included in the grant. The $1.9 million grant-date fair value of this award is being recognized as stock-based compensation expense over the vesting period.
NOTE 6 – INCOME TAXES
The Company recognized tax expense of $0.1 million for the three months ended March 31, 2025, representing an effective income tax rate of (1.0)%. The Company recognized a tax benefit of $0.3 million for the three months ended March 31, 2024, representing an effective tax rate of 2.8%. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in both periods was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.
NOTE 7 – LOSS PER SHARE
The following common stock equivalents were outstanding as of March 31, and they were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

(Shares in millions)	2025	2024
Unvested restricted stock units	1.0	0.8
Warrants to purchase shares of Class B Common Stock	1.2	1.2
Shares issuable in connection with 6.75% convertible senior notes	—	1.3
Performance stock options	—	0.8
NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in millions)	2025	2024
Cash paid for interest	$12.5	$14.7
Cash paid for (refunds from) taxes, net	—	(1.6)
Cash payments for operating leases	7.7	7.5
Right-of-use assets obtained in exchange for operating lease liabilities	3.2	4.8
Of the cash paid for interest, $2.4 million and $4.0 million in the three months ended March 31, 2025 and 2024, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Statements of Cash Flows:

($ in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash	$41.1	$85.3	$50.3
Restricted cash	15.1	11.4	13.1
Total cash and restricted cash	56.2	96.7	63.4

NOTE 9 – RELATED-PARTY TRANSACTIONS
Pre-Owned Inventory Floor Plan Line
In December 2024, the Company entered into a floor plan facility agreement with related parties William Coulter (“Coulter”), Mark Tkach (“Tkach”), and Ridenow Management LLLP, an entity controlled by Coulter and/or Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. Coulter and Tkach are holders of the Company’s Class B common stock, members of the Board of Directors and former executive officers of the Company. As of March 31, 2025, the amount owed by the Company to the related parties under this facility was $7.3 million.
Leases
As of March 31, 2025, the Company had 27 leases of properties consisting primarily of dealerships and offices from related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. Most of these leases commenced a 20-year term on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one with a 20-year term containing a purchase option and the other with a 10-year term. Rent expense associated with the related-party operating leases was $4.8 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.
The following table provides the amounts for related party leases that are included on the balance sheets:

($ in millions)	March 31, 2025	December 31, 2024
Right-of-use assets	$105.7	$106.3
Current portion of operating lease liabilities(1)	14.8	14.6
Long-term portion of operating lease liabilities	101.3	101.5
(1) Included in accounts payable and other current liabilities.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as an executive vice president and one as a commissioned sales representative. The executive vice president received aggregate gross pay, including grants of restricted stock, of $0.2 million for the three months ended March 31, 2025, and $0.1 million for the three months ended March 31, 2024. All compensation-related decisions for the executive vice president are approved by the compensation committee of the Company’s board of directors. In addition, compensation-related decisions for the commissioned sales representative were made in a manner that is consistent with internal practices and policies.

NOTE 10 - SEGMENT INFORMATION
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
We have two reportable segments: (1) powersports dealership group and (2) vehicle transportation services. The powersports dealership group segment is primarily comprised of powersports dealerships that sell new and pre-owned powersports vehicles; parts, service and accessories; and finance and inventory products for powersports vehicles sold. The vehicle transportation services segment provides nationwide transportation brokerage services between dealerships and auctions. Revenue is all from external customers.
The powersports dealership group segment is significantly larger and requires more investment than our vehicle transportation services segment. The operating income of the powersports segment includes certain operating overhead and corporate costs. Assets are not used for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended March 31, 2025
Revenue:
Powersports vehicles	$172.0	$—	$—	$172.0
Parts, service and accessories	46.1	—	—	46.1
Finance and insurance, net	21.1	—	—	21.1
Vehicle transportation services	—	5.5	—	5.5
Total revenue	239.2	5.5	—	244.7
Cost of revenue:
Powersports vehicles	147.8	—	—	147.8
Parts, service and accessories	25.3	—	—	25.3
Vehicle transportation services	—	4.4	—	4.4
Total cost of revenue	173.1	4.4	—	177.5
Gross profit	66.1	1.1	—	67.2
Compensation and related costs	33.2	0.8	—	34.0
Facilities	11.1	0.1	—	11.2
Other operating expenses(1)	15.8	0.1	—	15.9
Depreciation and amortization	—	—	2.3	2.3
Floor plan interest expense	2.8	—	(2.8)	—
Operating income (loss)	3.2	0.1	0.5	3.8
Floor plan interest expense				2.8
Other interest expense				10.8
Other non-operating expense (income)				(0.2)
Loss before income taxes				$(9.6)

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended March 31, 2024
Revenue:
Powersports vehicles	$214.8	$—	$—	$214.8
Parts, service and accessories	52.9	—	—	52.9
Finance and insurance, net	25.8	—	—	25.8
Vehicle transportation services	—	14.3	—	14.3
Total revenue	293.5	14.3	—	307.8
Cost of revenue:				—
Powersports vehicles	185.1	—	—	185.1
Parts, service and accessories	29.3	—	—	29.3
Vehicle transportation services	—	10.8	—	10.8
Total cost of revenue	214.4	10.8	—	225.2
Gross profit	79.1	3.5	—	82.6
Compensation and related costs	40.1	1.9	—	42.0
Facilities	11.3	0.1	—	11.4
Other operating expenses(1)	20.4	0.1	—	20.5
Depreciation and amortization	—	—	3.5	3.5
Floor plan interest expense	4.0	—	(4.0)	—
Operating income (loss)	3.3	1.4	0.5	5.2
Floor plan interest expense				4.0
Other interest expense				12.1
Other non-operating expense (income)				(0.3)
Loss before income taxes				$(10.6)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 4 and is primarily attributable to the Powersports Dealership Group.
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2025, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company is continuing to produce requested documents and information.

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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of March 31, 2025 was $8.0 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2024 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the condensed consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended March 31, 2025, or first quarter, to the quarter ended March 31, 2024.
Overview
RumbleOn, Inc. operates primarily through two operating segments: our powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions.
Powersports Segment
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of March 31, 2025, we operated 55 retail dealerships located predominantly in the Sunbelt region. We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Vehicle Transportation Services Segment
Express provides transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions through an asset-light business model.
Key Operating Metrics
We regularly review a number of key operating metrics such as revenue, volume and gross profit measures, to evaluate our segments, measure our progress, and make operating decisions. Key factors impacting our operating results include increasing brand awareness, maximizing the opportunity to source vehicles from consumers and dealers, and enhancing the selection and timing of vehicles we make available for sale to our customers.
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

Results of Operations

	Three Months Ended March 31,
($ in millions)	2025	2024	YoY Change	% Change
Revenue
Powersports vehicles	$172.0	$214.8	$(42.8)	(19.9)%
PSA	46.1	52.9	(6.8)	(12.9)%
Finance and insurance, net	21.1	25.8	(4.7)	(18.2)%
Vehicle transportation services	5.5	14.3	(8.8)	(61.5)%
Total Revenue	244.7	307.8	(63.1)	(20.5)%
Gross Profit
Powersports	24.2	29.7	(5.5)	(18.5)%
PSA	20.8	23.6	(2.8)	(11.9)%
Finance and insurance, net	21.1	25.8	(4.7)	(18.2)%
Vehicle transportation services	1.1	3.5	(2.4)	(68.6)%
Total Gross Profit	67.2	82.6	(15.4)	(18.6)%
SG&A expenses	61.1	73.9	(12.8)	(17.3)%
Depreciation and amortization	2.3	3.5	(1.2)	(34.3)%
Operating Income (Loss)	3.8	5.2	(1.4)	(26.9)%
Floor plan interest expense	2.8	4.0	(1.2)	(30.0)%
Other interest expense	10.8	12.1	(1.3)	(10.7)%
Other income	0.2	0.3	(0.1)	(33.3)%
Loss before income taxes	(9.6)	(10.6)	1.0	9.4%
Income tax expense (benefit)	$0.1	(0.3)	0.4	(133.3)%
Net loss	$(9.7)	$(10.3)	$0.6	5.8%

Powersports Segment

	Three Months Ended March 31,
($ in millions except per vehicle)	2025	2024	Change
Revenue
New retail vehicles	$120.1	$155.0	$(34.9)
Pre-owned retail vehicles	48.1	54.0	(5.9)
Total retail vehicles	168.2	209.0	(40.8)
Wholesale vehicles	3.8	5.8	(2.0)
Parts, service, accessories	46.1	52.9	(6.8)
Finance and insurance, net	21.1	25.8	(4.7)
Total revenue	$239.2	$293.5	$(54.3)

Gross Profit
New retail vehicles	$16.3	$19.2	$(2.9)
Pre-owned retail vehicles	7.8	10.5	(2.7)
Total retail vehicles	24.1	29.7	(5.6)
Wholesale vehicles	0.1	—	0.1
Parts, service, accessories	20.8	23.6	(2.8)
Finance and insurance	21.1	25.8	(4.7)
Total gross profit	$66.1	$79.1	$(13.0)

Vehicle Unit Sales
New retail vehicles	8,013	10,503	(2,490)
Pre-owned retail vehicles	4,307	5,005	(698)
Total retail vehicles	12,320	15,508	(3,188)
Wholesale vehicles	866	1,077	(211)
Total vehicles sold	13,186	16,585	(3,399)

Revenue per vehicle
New retail vehicles	$14,988	$14,754	$234
Pre-owned retail vehicles	11,168	10,784	384
Wholesale vehicles	4,388	5,418	(1,030)
Finance and insurance, net	1,713	1,664	49
Parts, service, accessories	3,742	3,411	331
Total revenue per retail vehicle	$19,107	$18,547	$560

Gross Profit per retail vehicle
New vehicles	$2,034	$1,831	$203
Pre-owned vehicles	1,811	2,098	(287)
Finance and insurance, net	1,713	1,664	49
Parts, service, accessories	1,688	1,522	166
Total gross profit per retail vehicle(1)	5,365	5,099	266
(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total powersports revenue for the quarter decreased $54.3 million compared to the same period in 2024 primarily due to lower volume of units sold. The impact on revenue from the volume was partially offset by a $234 increase in average revenue per new retail vehicle sold and a $384 increase in average revenue per pre-owned retail vehicle sold. The lower volume in retail sales of new and pre-owned vehicles contributed to a decline in F&I and PSA revenue for the quarter.
Gross Profit
Total powersports gross profit decreased $13.0 million for the quarter. Lower sales volumes drove the decline in gross profit. The impact on gross profit from the lower volume was partially offset by improved gross profit per vehicle.
Vehicle Transportation Services Segment

	Three Months Ended March 31,
	2025	2024	Change
Revenue ($ in millions)	$5.5	$14.3	$(8.8)
Gross Profit ($ in millions)	$1.1	$3.5	$(2.4)
Vehicles transported	8,625	24,637	(16,012)
Revenue per vehicle transported	$638	$580	$58
Gross Profit per vehicle transported	$128	$142	$(14)
Our vehicle transportation services segment results were impacted by the departure of several employees, including almost all brokers, early in 2025. While we have hired and continue to hire additional employees, including brokers, we expect this segment’s volume in 2025 to be substantially lower than its 2024 volume. Total vehicle transportation services revenue and gross profit decreased for the first quarter of 2024 compared to the prior year comparable periods due to lower volume of vehicles transported.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Compensation and related costs	$34.0	$42.0	$(8.0)
Facilities	11.2	11.4	(0.2)
General and administrative	7.1	9.4	(2.3)
Advertising, marketing and selling	3.8	5.9	(2.1)
Professional fees	4.7	3.3	1.4
Stock-based compensation	(0.1)	1.4	(1.5)
Technology and software	0.4	0.5	(0.1)
Total SG&A expenses	$61.1	$73.9	$(12.8)
Total SG&A as a % of gross profit	90.9%	89.5%	140 bps
Selling, general and administrative expenses (“SG&A”) were lower compared to the prior year primarily due to our cost savings initiatives. Compensation and related costs comprised the majority of the savings. SG&A in the 2025 period included certain charges and credits that we view as being outside of our normal, ongoing operations. These included a charge of $2.2 million for legal costs for the matters discussed in Note 11, executive termination costs of $1.1 million and a $0.7 million reversal of stock-based compensation expense for the forfeiture of our former CEO’s equity awards. The first quarter of 2024 included $0.9 million of charges for legal costs for the matters discussed in Note 11 and the cost to terminate a contract.

Depreciation and Amortization

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Depreciation and amortization	$2.3	$3.5	$(1.2)
Depreciation and amortization decreased primarily due to certain intangible assets becoming fully amortized.
Floor Plan Interest Expense

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Floor plan interest expense	$2.8	$4.0	$(1.2)
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See Notes 2 and 9 for more information.
Other Interest Expense
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, and the 6.75% convertible senior notes. See Note 3 for interest expense by debt instrument. Other interest expense decreased for the quarter due primarily to the 6.75% convertible senior notes being paid off at the beginning of 2025, as well as lower average borrowings and a lower interest rate on the term loan. Other interest expense included amortization of debt discount and issuance costs of $2.5 million in 2025 and $2.2 million in 2024.

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
We had the following liquidity resources available as of March 31, 2025 and December 31, 2024:

($ in millions)	March 31, 2025	December 31, 2024
Cash	$41.1	$85.3
Restricted cash(1)	15.1	11.4
Total cash and restricted cash	56.2	96.7
Availability under powersports inventory financing credit facilities	115.2	146.2
Committed liquidity resources available	$171.4	$242.9
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.

Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, and other business and risk factors described under “Risk Factors” in our 2024 10-K. We believe that current cash balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months; however, there can be no assurance that we will not require additional financing within this time frame.
Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	March 31, 2025	December 31, 2024
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$240.9	$209.9

Long-Term Debt:
Term loan facility	227.9	227.1
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.4	1.5
Principal amount of long-term debt	229.3	267.4
Less: unamortized debt issuance costs	(13.8)	(16.3)
Total long-term debt, including current maturities	215.5	251.1

Total debt(1)	$456.4	$461.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Net cash provided by (used in) operating activities	$(6.9)	$17.0	$(23.9)
Net cash used in investing activities	(0.5)	(0.7)	0.2
Net cash used in financing activities	(33.1)	(29.9)	(3.2)
Net change in cash	$(40.5)	$(13.6)	$(26.9)
Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flows for the three months ended March 31, 2025 were $23.9 million lower than for the comparable period in the prior year. In the first quarter of 2025, we built up our inventory balances in preparation for seasonal demand. In addition, cash flows in the prior year benefited from the settlement of a $15.4 million receivable from the 2023 sale of a loan portfolio that was not repeated in the current year.
Investing Activities

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Purchase of property and equipment	$(0.5)	$(0.6)	$0.1
Technology development	—	(0.1)	0.1
Cash used in investing activities	$(0.5)	$(0.7)	$0.2

Our investing activities support and expand our operations.
Financing Activities

	Three Months Ended March 31,
($ in millions)	2025	2024	Change
Repayments of debt	$(38.8)	$(35.3)	$(3.5)
Net increase in non-trade floor plan borrowings	6.5	5.7	0.8
Other financing	(0.8)	(0.3)	(0.5)
Net cash used in financing activities	$(33.1)	$(29.9)	$(3.2)
Cash flows from financing activities primarily relate to our short and long-term debt activity. In January 2025, we repaid our 6.75% convertible senior notes at their maturity date.
Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2024. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 10-K.
Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are neither historical facts nor assurances of future performance. These forward-looking statements are based on our current, reasonable expectations and assumptions, which expectations and assumptions are subject to risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in our 2024 10-K and this Quarterly Report on Form 10-Q. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise or any forward-looking statements, except as required by law.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable as we are currently considered a smaller reporting company.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, based on the ongoing remediation of material weakness identified in the 2024 10-K. The material weakness existing in our internal control over financial reporting relates to user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls.
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
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company is continuing to produce requested documents and information and otherwise cooperate with the SEC’s inquiry.
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
Item 1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2024 10-K. There have been no material changes to the risk factors previously disclosed in our 2024 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Item 5.     Other Information.
Trading Arrangements
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number		Description
10.1	#
Employment Agreement, effective as of January 13, 2025, by and between RumbleOn, Inc. and Michael Quartieri (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).

10.2	#
Employment Agreement, effective as of January 13, 2025, by and between RumbleOn, Inc. and Cameron Tkach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).

10.3	#
Separation Agreement, effective as of January 13, 2025, by and between RumbleOn, Inc. and Michael Kennedy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 29, 2025).

10.4	#	Separation Agreement, effective as of May 1, 2025, by and between RumbleOn, Inc. and Tiffany Kice (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 1, 2025).
10.5	#
Separation Agreement, effective as of May 1, 2025, by and between RumbleOn, Inc. and Brandy Treadway (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 1, 2025).

31.1
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification of Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS		Inline XBRL Instance Document*
101.SCH		Inline XBRL Taxonomy Extension Schema*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase*
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*
*    Filed herewith.
**    Furnished herewith.
#    Management Compensatory Plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RumbleOn, Inc.

Date: May 7, 2025	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)