Form 10-Q
period 2025-06-30
RumbleOn, Inc.
filed 2025-08-11
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B Common Stock, $0.001 par value, outstanding on August 1, 2025 was 38,002,422 shares. In addition, 50,000 shares of Class A Common Stock, $0.001 par value, were outstanding on August 1, 2025.

RumbleOn, Inc.
QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RumbleOn, Inc.
Condensed Consolidated Balance Sheets
($ in millions, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash	$44.7	$85.3
Restricted cash	15.1	11.4
Accounts receivable, net	29.0	30.5
Inventory, net	274.9	240.6
Prepaid expense and other current assets	2.5	3.6
Total current assets	366.2	371.4
Property and equipment, net	61.6	63.5
Right-of-use assets	155.5	157.1
Franchise rights and other intangible assets	127.8	161.9
Other assets	1.2	1.3
Total assets	$712.3	$755.2
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$76.3	$75.4
Vehicle floor plan notes payable	240.2	209.9
Current portion of long-term debt	0.4	39.1
Total current liabilities	316.9	324.4
Long-term liabilities:
Long-term debt, net of current maturities	218.0	212.0
Operating lease liabilities	129.7	129.8
Other long-term liabilities, including finance lease obligation	52.4	52.3
Total long-term liabilities	400.1	394.1
Total liabilities	717.0	718.5
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 37,985,270 and 37,717,842 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	701.4	700.9
Accumulated deficit	(701.8)	(659.9)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity (deficit)	(4.7)	36.7
Total liabilities and stockholders' equity (deficit)	$712.3	$755.2
See accompanying notes to the unaudited consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Powersports vehicles	$219.0	$235.0	$391.0	$449.8
Parts, service and accessories	52.4	56.9	98.5	109.8
Finance and insurance, net	27.2	29.7	48.3	55.5
Vehicle transportation services	1.3	15.2	6.8	29.5
Total revenue	299.9	336.8	544.6	644.6

Cost of revenue:
Powersports vehicles	187.4	204.1	335.2	389.2
Parts, service and accessories	27.5	30.7	52.8	60.0
Vehicle transportation services	1.1	12.1	5.5	22.9
Total cost of revenue	216.0	246.9	393.5	472.1

Gross profit	83.9	89.9	151.1	172.5

Selling, general and administrative	66.7	71.4	127.8	145.3
Depreciation and amortization	2.0	3.1	4.3	6.6
Impairment of franchise rights	34.0	—	34.0	—

Operating income (loss)	(18.8)	15.4	(15.0)	20.6

Other income (expense):
Floor plan interest expense	(2.6)	(4.3)	(5.4)	(8.3)
Other interest expense	(10.9)	(11.9)	(21.7)	(24.0)
Other income	0.2	—	0.4	0.3
Total other expense	(13.3)	(16.2)	(26.7)	(32.0)

Loss before income taxes	(32.1)	(0.8)	(41.7)	(11.4)
Income tax expense (benefit)	0.1	(0.1)	0.2	(0.4)
Net loss	$(32.2)	$(0.7)	$(41.9)	$(11.0)

Weighted average shares - basic and diluted	37,905,484	35,212,103	37,847,638	35,172,759

Net loss per share - basic and diluted	$(0.85)	$(0.02)	$(1.11)	$(0.31)
See accompanying notes to the consolidated financial statements.

RumbleOn, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity (Deficit)
	Class A	Class B			Shares	Amount
March 31, 2025	50,000	37,792,092	$700.8	$(669.6)	123,089	$(4.3)	$26.9
Stock-based compensation	—	193,178	0.6	—	—	—	0.6
Net loss	—	—	—	(32.2)	—	—	(32.2)
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity (Deficit)
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	267,428	0.5	—	—	—	0.5
Net loss	—	—	—	(41.9)	—	—	(41.9)
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
March 31, 2024	50,000	35,153,241	$688.6	$(591.6)	123,089	$(4.3)	$92.7
Stock-based compensation	—	73,489	1.4	—	—	—	1.4
Net loss	—	—	—	(0.7)	—	—	(0.7)
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	154,775	2.8	—	—	—	2.8
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(11.0)	—	—	(11.0)
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4

See accompanying notes to the consolidated financial statements.

RumbleOn, Inc.
Condensed Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41.9)	$(11.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4.3	6.6
Amortization of debt issuance costs	5.0	4.4
Stock-based compensation	0.5	2.8
Impairment of franchise rights	34.0	—
Deferred taxes	—	(0.4)
Interest paid-in-kind capitalized to debt principal	1.3	0.6
Gain on lease termination	—	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	1.5	14.9
Inventory	(34.3)	(0.1)
Prepaid expenses and other assets	1.1	3.4
Other liabilities	1.7	1.9
Accounts payable and accrued liabilities	2.3	5.0
Floor plan trade note borrowings	28.5	2.0
Net cash provided by operating activities	4.0	29.2
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2.9)	(1.0)
Technology development	—	(0.4)
Net cash used in investing activities	(2.9)	(1.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(39.0)	(35.5)
Net increase in borrowings from non-trade floor plans	1.8	2.1
Other	(0.8)	(0.3)
Net cash used in financing activities	(38.0)	(33.7)
NET CHANGE IN CASH AND RESTRICTED CASH	(36.9)	(5.9)
Cash and restricted cash at beginning of period	96.7	77.0
Cash and restricted cash at end of period	$59.8	$71.1
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. We operated 55 locations as of June 30, 2025, primarily in the Sunbelt region. We source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer technology.
Express provides asset-light brokerage services facilitating automobile transportation primarily between and among dealerships and auctions throughout the United States.
On August 11, 2025, we announced that the Company’s Board of Directors approved the Company’s name change to “RideNow Group, Inc.” and the Company’s Class B Common Stock ticker symbol change to “RDNW”, each scheduled to be effective as of August 13, 2025. The Company’s Class B Common Stock will continue to be listed on The NASDAQ Stock Market.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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

Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
New retail vehicles	$154.8	$175.8	$274.9	$330.8
Pre-owned retail vehicles	59.2	54.1	107.3	108.1
Wholesale vehicles	5.0	5.1	8.8	10.9
Total powersports vehicles	219.0	235.0	391.0	449.8

Parts, service and accessories	52.4	56.9	98.5	109.8
Finance and insurance, net	27.2	29.7	48.3	55.5
Vehicle transportation services	1.3	15.2	6.8	29.5
Total revenue	$299.9	$336.8	$544.6	$644.6

Timing of revenue recognition:
Point in time	$278.8	$300.1	499.9	574.1
Over time	21.1	36.7	44.7	70.5
Total revenue	$299.9	$336.8	$544.6	$644.6
Accounts Receivable

($ in millions)	June 30, 2025	December 31, 2024
Contracts in transit	$14.4	$10.2
Trade receivables	6.8	13.7
Factory receivables(1)	8.0	6.9
	29.2	30.8
Less: allowance for doubtful accounts	0.2	0.3
Accounts receivable, net	$29.0	$30.5
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.
Recent Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures
Issued in December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. Amendments in this ASU may be applied prospectively for the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may be applied retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows, and financial condition.

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
NOTE 2 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE

($ in millions)	June 30, 2025	December 31, 2024
New powersports vehicles	$207.9	$184.9
Pre-owned powersports vehicles	44.8	34.3
Parts, accessories and other	22.2	21.4
Inventory	$274.9	$240.6

Floor plan notes payable as of June 30, 2025 and December 31, 2024 were as follows:

($ in millions)	June 30, 2025	December 31, 2024
Floor plans notes payable - trade	$102.0	$73.5
Floor plans notes payable - non-trade	138.2	136.4
Floor plan notes payable	$240.2	$209.9
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
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”)-based interest rates, which ranged between 8.0% and 19.5% as of June 30, 2025. Pre-owned vehicle floor plan facilities utilize prime or SOFR-based interest rates, which ranged between 8.0% and 10.8% as of June 30, 2025. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $366.1 million as of June 30, 2025.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Credit Agreement. Refer to Note 4 for further detail.

NOTE 3 –FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS
The carrying amount of franchise rights and other intangible assets was as follows:

($ in millions)	June 30, 2025	December 31, 2024
Indefinite-lived intangible assets:
Franchise rights(1)	$127.0	$161.0
Goodwill(2)	0.8	0.8
Total indefinite-lived intangible assets	127.8	161.8

Definite-lived intangible assets, net	$—	$0.1

Intangible assets, net	$127.8	$161.9
(1) Attributed to the Company's powersports reporting unit and powersports reportable segment. Gross amount of $343.0 million was net of accumulated impairment of $216.0 million as of June 30, 2025 and $182.0 million as of December 31, 2024.
(2) Balance was attributed to the Company's vehicle transportation services reporting unit. Goodwill of $241.7 million attributed to the powersports reporting unit was fully impaired as of December 31, 2023.
Interim Impairment Test
For the quarter ended June 30, 2025, management determined that a triggering event had occurred resulting from the prolonged economic uncertainty and our sustained depressed stock price through the last day of the second quarter of 2025. We elected to bypass the qualitative test, and we performed a quantitative interim impairment test for our franchise rights and goodwill.
The fair value of franchise rights was determined using an excess earnings method. This analysis incorporates estimates and forward-looking projections, such as future revenue growth rates, corresponding gross margin, return on debt-free working capital contributory asset returns, and the discount rate. Based on the interim impairment test, the carrying value of the franchise rights exceeded their fair value, and an impairment charge of $34.0 million was recorded to impairment of franchise rights on the condensed consolidated statement of operations.

The Company also tested its goodwill for impairment and determined that the fair value of its vehicle transportation reporting unit exceeded its carrying value as of June 30, 2025, so no impairment of goodwill was recorded.

The fair value measurements associated with the quantitative franchise rights and goodwill tests are based on significant inputs that are not observable in the market and are thus considered Level 3 inputs. Significant changes in the underlying assumptions used to value franchise rights and goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.
NOTE 4 – LONG-TERM DEBT
Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

($ in millions)	June 30, 2025	December 31, 2024
Term loan credit agreement	$228.5	$227.1
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.3	1.5
Total principal amount	229.8	267.4
Less: unamortized debt issuance costs	(11.4)	(16.3)
Total long-term debt	218.4	251.1
Less: current portion of long-term debt	(0.4)	(39.1)
Long-term debt, net of current portion	$218.0	$212.0

Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC (“Oaktree”), as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 1.00%, plus an applicable margin of 8.25%, or (b)
a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 7.25%. At the Company’s option, up to 1.0% of interest may be paid in kind. The interest rate on June 30, 2025 was 12.8%. The Company was in compliance with all financial and non-financial covenants with the Credit Agreement at June 30, 2025.
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
Amendment No. 10 to the Credit Agreement
On August 10, 2025, the parties to the Credit Agreement executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) requires the Company to prepay $20.0 million of the borrowings under the Credit Agreement (“Senior Loans”) using the proceeds of the Subordinated Loans, as defined in Note 10, and other funds; (iii) reduced the interest rate applicable to the Senior Loans by 0.50% per annum; (iv) added certain reporting covenants; (v) added milestones requiring the Company to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates the Company (a) reduces the outstanding principal amount of the Senior Loans to the lesser of (1) $150 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement.

After giving effect to Amendment No. 10, borrowings under the Credit Agreement will bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR (with a floor of 3.0%), plus an applicable margin of 7.75% per annum or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 6.75% per annum. In connection with Amendment No. 10, the Company will pay a customary exit fee.

Under Amendment No. 10, the Company has also agreed to, on or before August 26, 2025, amend and restate the warrants, dated August 14, 2023, between the Company and each applicable Lender to (i) reset the strike price at a 25% premium to the 30-day post-announcement volume weighted average trading price of the Company Class B Common Stock and (ii) extend the term of such warrants to five years from the effective date of Amendment No. 10.

See Note 10 for a summary of the new Subordinated Loans.

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

Other Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest expense on:
Term loan(1)	$9.8	$10.6	$19.6	$21.0
Finance lease obligation(2)	1.2	1.2	2.3	2.3
6.75% convertible senior notes	—	0.6	—	1.3
Other, net	(0.1)	(0.5)	(0.2)	(0.6)
Total	$10.9	$11.9	$21.7	$24.0
(1) Includes the amortization of debt discount and issuance costs of $2.4 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2024, respectively.
(2) Finance lease obligation is reported in other long-term liabilities on the consolidated balance sheets.
NOTE 5 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Compensation and related costs	$39.1	$43.2	$73.1	$85.2
Facilities	11.3	10.5	22.5	21.9
General and administrative	8.0	8.2	15.1	17.6
Professional fees	3.3	1.9	8.0	5.2
Advertising, marketing and selling	4.0	5.9	7.8	11.8
Stock-based compensation	0.6	1.4	0.5	2.8
Technology development and software	0.4	0.3	0.8	0.8
Total	$66.7	$71.4	$127.8	$145.3

NOTE 6 – STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Restricted Stock Units	$0.6	$1.2	$1.2	$2.4
Stock Options(1)	—	0.2	(0.7)	0.4
Total	$0.6	$1.4	$0.5	$2.8
(1) Amount in the six months ended June 30, 2025 is the reversal of expense for stock options forfeited by our former CEO.
On June 4, 2025, the Company’s stockholders approved a proposal to increase the number of shares available for grant under the Company’s 2017 Stock Incentive Plan by 2,500,000 shares.
During the six months ended June 30, 2025, the Company granted a total of 1,664,272 restricted stock units that vest based on time (predominantly on a pro rata basis over three years) and 729,856 restricted stock units that vest if and when the Company’s Class B Common Stock price reaches and sustains target prices ranging from $11 to $23 per share for a 20-day trading period within three years. The fair value of the restricted stock with vesting dependent on stock price targets was estimated using a Monte Carlo model.
NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, representing effective income tax rates of (0.3)% and (0.5)%, respectively. The Company recognized tax benefits of $0.1 million and $0.4 million for the three and six months ended June 30, 2024, representing effective tax rates of 12.5% and 3.5%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in all periods presented was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.

NOTE 8 – LOSS PER SHARE
The following common stock equivalents were outstanding as of June 30, and they were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

(Shares in millions)	2025	2024
Unvested restricted stock units	2.7	0.6
Warrants to purchase Class B Common Stock	1.2	1.2
Shares issuable in connection with 6.75% convertible senior notes	—	1.3
Performance stock options	—	0.8
NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
($ in millions)	2025	2024
Cash paid for interest	$21.1	$22.8
Cash paid for (refunds from) taxes, net	0.4	(1.3)
Cash payments for operating leases	15.5	15.2
Right-of-use assets obtained in exchange for operating lease liabilities	7.1	6.5
Capital expenditures included in debt	—	0.2
Of the cash paid for interest, $5.2 million and $8.3 million in the six months ended June 30, 2025 and 2024, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Statements of Cash Flows:

($ in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Cash	$44.7	$85.3	$58.1
Restricted cash	15.1	11.4	13.0
Total cash and restricted cash	59.8	96.7	71.1
NOTE 10 – RELATED-PARTY TRANSACTIONS
Pre-Owned Inventory Floor Plan Line
In December 2024, the Company entered into a floor plan facility agreement with related parties William Coulter (“Coulter”), Mark Tkach (“Tkach”), and Ridenow Management LLLP, an entity controlled by Coulter and/or Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. Coulter and Tkach are holders of the Company’s Class B common stock, members of the Board of Directors and former executive officers of the Company. As of June 30, 2025, the amount owed by the Company to the related parties under this facility was $7.1 million.
Leases
As of June 30, 2025, the Company had 27 leases of properties consisting primarily of dealerships and offices from related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. Most of these leases commenced a 20-year term on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one with a 20-year term containing a purchase option and the other with a 10-year term. Rent expense associated with the related-party operating leases was $4.8 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively, and $9.7 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.

The following table provides the amounts for related party leases that are included on the balance sheets:

($ in millions)	June 30, 2025	December 31, 2024
Right-of-use assets	$105.2	$106.3
Current portion of operating lease liabilities(1)	14.7	14.6
Long-term portion of operating lease liabilities	101.4	101.5
(1) Included in accounts payable and other current liabilities.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as an executive vice president and one as a commissioned sales representative. The executive vice president received aggregate gross pay, including grants of restricted stock, of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The commissioned sales representative received gross pay of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, while 2024 amounts for the three and six months ended June 30, 2024 were below the $120,000 reporting threshold. All compensation-related decisions for the executive vice president are approved by the compensation committee of the Company’s board of directors. In addition, compensation-related decisions for the commissioned sales representative were made in a manner that is consistent with internal practices and policies.
Subordinated Loans Commitment Letters with Related Parties

On August 10, 2025, the Company entered into separate commitment letters (collectively, the “Commitment Letters”) with each of Stone House Capital Management, LLC, Mark Tkach and Bill Coulter (collectively, the “Commitment Parties”), pursuant to which each Commitment Party has committed to make $3.3 million of subordinated loans to the Company (collectively, the “Subordinated Loans”). The aggregate gross proceeds of the Subordinated Loans, or approximately $10.0 million, shall be used by the Company to prepay outstanding principal amounts owed under the Credit Agreement (as defined in Note 4). The Subordinated Loans will bear interest at a rate of 13.0% per annum, payable semi-annually in-kind by increasing the principal amount of the Subordinated Loans. The Subordinated Loans will mature thirty-six months after the date of funding. The Subordinated Loans will be contractually subordinated in right of payment to the loans outstanding under the Company’s Credit Agreement (the “Senior Loans”).

NOTE 11 - SEGMENT INFORMATION
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. Our CODM is our Chairman, Chief Executive Officer, and Interim Chief Financial Officer. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments, which excludes impairment charges, amortization and depreciation that are included in operating income (loss) on the consolidated statement of operations and includes floor plan interest expense, which is not included in operating income (loss) on the consolidated statement of operations. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual variances on a periodic basis.
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

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended June 30, 2025
Revenue:
Powersports vehicles	$219.0	$—	$—	$219.0
Parts, service and accessories	52.4	—	—	52.4
Finance and insurance, net	27.2	—	—	27.2
Vehicle transportation services	—	1.3	—	1.3
Total revenue	298.6	1.3	—	299.9
Cost of revenue:
Powersports vehicles	187.4	—	—	187.4
Parts, service and accessories	27.5	—	—	27.5
Vehicle transportation services	—	1.1	—	1.1
Total cost of revenue	214.9	1.1	—	216.0
Gross profit	83.7	0.2	—	83.9
Compensation and related costs	38.7	0.4	—	39.1
Facilities	11.3	—	—	11.3
Other operating expenses(1)	16.1	0.2	—	16.3
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	2.0	2.0
Floor plan interest expense	2.6	—	(2.6)	—
Operating income (loss)	15.0	(0.4)	(33.4)	(18.8)
Floor plan interest expense				2.6
Other interest expense				10.9
Other non-operating expense (income)				(0.2)
Loss before income taxes				$(32.1)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended June 30, 2024
Revenue:
Powersports vehicles	$235.0	$—	$—	$235.0
Parts, service and accessories	56.9	—	—	56.9
Finance and insurance, net	29.7	—	—	29.7
Vehicle transportation services	—	15.2	—	15.2
Total revenue	321.6	15.2	—	336.8
Cost of revenue:				—
Powersports vehicles	204.1	—	—	204.1
Parts, service and accessories	30.7	—	—	30.7
Vehicle transportation services	—	12.1	—	12.1
Total cost of revenue	234.8	12.1	—	246.9
Gross profit	86.8	3.1	—	89.9
Compensation and related costs	41.6	1.6	—	43.2
Facilities	10.5	—	—	10.5
Other operating expenses(1)	17.5	0.2	—	17.7
Depreciation and amortization	—	—	3.1	3.1
Floor plan interest expense	4.3	—	(4.3)	—
Operating income (loss)	12.9	1.3	1.2	15.4
Floor plan interest expense				4.3
Other interest expense				11.9
Other non-operating expense (income)				—
Loss before income taxes				$(0.8)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Six Months Ended June 30, 2025
Revenue:
Powersports vehicles	$391.0	$—	$—	$391.0
Parts, service and accessories	98.5	—	—	98.5
Finance and insurance, net	48.3	—	—	48.3
Vehicle transportation services	—	6.8	—	6.8
Total revenue	537.8	6.8	—	544.6
Cost of revenue:
Powersports vehicles	335.2	—	—	335.2
Parts, service and accessories	52.8	—	—	52.8
Vehicle transportation services	—	5.5	—	5.5
Total cost of revenue	388.0	5.5	—	393.5
Gross profit	149.8	1.3	—	151.1
Compensation and related costs	71.9	1.2	—	73.1
Facilities	22.4	0.1	—	22.5
Other operating expenses(1)	31.9	0.3	—	32.2
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	4.3	4.3
Floor plan interest expense	5.4	—	(5.4)	—
Operating income (loss)	18.2	(0.3)	(32.9)	(15.0)
Floor plan interest expense				5.4
Other interest expense				21.7
Other non-operating expense (income)				(0.4)
Loss before income taxes				$(41.7)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Six Months Ended June 30, 2024
Revenue:
Powersports vehicles	$449.8	$—	$—	$449.8
Parts, service and accessories	109.8	—	—	109.8
Finance and insurance, net	55.5	—	—	55.5
Vehicle transportation services	—	29.5	—	29.5
Total revenue	615.1	29.5	—	644.6
Cost of revenue:				—
Powersports vehicles	389.2	—	—	389.2
Parts, service and accessories	60.0	—	—	60.0
Vehicle transportation services	—	22.9	—	22.9
Total cost of revenue	449.2	22.9	—	472.1
Gross profit	165.9	6.6	—	172.5
Compensation and related costs	81.7	3.5	—	85.2
Facilities	21.8	0.1	—	21.9
Other operating expenses(1)	37.9	0.3	—	38.2
Depreciation and amortization	—	—	6.6	6.6
Floor plan interest expense	8.3	—	(8.3)	—
Operating income (loss)	16.2	2.7	1.7	20.6
Floor plan interest expense				8.3
Other interest expense				24.0
Other non-operating expense (income)				(0.3)
Loss before income taxes				$(11.4)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2025, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company intends to continue responding to any information requests and otherwise cooperate with the SEC’s inquiry.

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
The Company intends to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of June 30, 2025 was $10.5 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

NOTE 13 – SUBSEQUENT EVENTS
Subordinated Loans Commitment Letters with Related Parties

As discussed further in Note 10, on August 10, 2025, the Company entered into commitment letters with related parties, where the Commitment Parties agreed to make an aggregated total of $10.0 million of subordinated loans to the Company.
Amendment No. 10 to Credit Agreement
As discussed further in Note 4, on August 10, 2025, the Company entered into Amendment No. 10 to the Credit Agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2024 10-K, as well as our unaudited condensed consolidated financial statements and the accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the condensed consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended June 30, 2025, or second quarter, to the quarter ended June 30, 2024 and the six months ended June 30, 2025, or first half, to the six months ended June 30, 2024.
Overview
RumbleOn, Inc. operates primarily through two operating segments: a powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions.
On August 11, 2025, the Company announced that its Board of Directors approved the Company’s name change to “RideNow Group, Inc.” and the Company’s Class B Common Stock ticker symbol change to “RDNW”, each scheduled to be effective as of August 13, 2025. The Company’s Class B Common Stock will continue to be listed on The NASDAQ Stock Market.
Powersports Segment
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of June 30, 2025, we operated 55 retail dealerships located predominantly in the Sunbelt region. We source high quality pre-owned inventory online via our proprietary Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
Vehicle Transportation Services Segment
Express provides transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions through an asset-light business model.
Recent Developments
As of June 30, 2025, the Company was in compliance with all of the financial covenants under its Credit Agreement (as defined in Note 4) but determined it needed to extend the due date of its Credit Agreement from August 31, 2026 to September 30, 2027 to increase its financial flexibility and allow time for refinancing the debt. The Company entered into the following agreements to meet these objectives:
Subordinated Loans Commitment Letters with Related Parties

On August 10, 2025, the Company entered into separate commitment letters (collectively, the “Commitment Letters”) with each of Stone House Capital Management, LLC, Mark Tkach and Bill Coulter (collectively, the “Commitment Parties”), pursuant to which each Commitment Party has committed to make $3.3 million of subordinated loans to the Company (collectively, the “Subordinated Loans”). The aggregate gross proceeds of the Subordinated Loans, or approximately $10.0 million, shall be used by the Company to prepay outstanding principal amounts owed under the Credit Agreement (as defined below). The Subordinated Loans will bear interest at a rate per annum of 13.0% per annum, payable semi-annually in-kind by increasing the principal amount of the Subordinated Loans. The Subordinated Loans will mature thirty-six months after the date of funding. The Subordinated Loans will be contractually subordinated in right of payment to the loans outstanding under the Company’s Credit Agreement (the “Senior Loans”). See Note 10 for more detail.

Tenth Amendment to Term Loan Credit Agreement

On August 10, 2025, the parties to the Credit Agreement executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) requires the Company to prepay $20.0 million of the Senior Loans using the proceeds of the Subordinated Loans and other funds; (iii) reduced the interest rate a by 0.50% per annum; (iv) added certain reporting covenants; (v) added milestones requiring the Company to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates the Company (a) reduces the outstanding principal amount of the Loans to the lesser of (1) $150.0 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Board to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement. See Note 4 for more detail.
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

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2025	2024	YoY Change	% Change	2025	2024	YoY Change	% Change
Revenue
Powersports vehicles	$219.0	$235.0	$(16.0)	(6.8)%	$391.0	$449.8	$(58.8)	(13.1)%
PSA	52.4	56.9	(4.5)	(7.9)%	98.5	109.8	(11.3)	(10.3)%
Finance and insurance, net	27.2	29.7	(2.5)	(8.4)%	48.3	55.5	(7.2)	(13.0)%
Vehicle transportation services	1.3	15.2	(13.9)	(91.4)%	6.8	29.5	(22.7)	(76.9)%
Total Revenue	299.9	336.8	(36.9)	(11.0)%	544.6	644.6	(100.0)	(15.5)%
Gross Profit
Powersports	31.6	30.9	0.7	2.3%	55.8	60.6	(4.8)	(7.9)%
PSA	24.9	26.2	(1.3)	(5.0)%	45.7	49.8	(4.1)	(8.2)%
Finance and insurance, net	27.2	29.7	(2.5)	(8.4)%	48.3	55.5	(7.2)	(13.0)%
Vehicle transportation services	0.2	3.1	(2.9)	(93.5)%	1.3	6.6	(5.3)	(80.3)%
Total Gross Profit	83.9	89.9	(6.0)	(6.7)%	151.1	172.5	(21.4)	(12.4)%
SG&A expenses	66.7	71.4	(4.7)	(6.6)%	127.8	145.3	(17.5)	(12.0)%
Depreciation and amortization	2.0	3.1	(1.1)	(35.5)%	4.3	6.6	(2.3)	(34.8)%
Impairment of franchise rights	34.0	—	34.0	NM	34.0	—	34.0	NM
Operating Income (Loss)	(18.8)	15.4	(34.2)	(222.1)%	(15.0)	20.6	(35.6)	(172.8)%
Other income (expense):
Floor plan interest expense	(2.6)	(4.3)	1.7	(39.5)%	(5.4)	(8.3)	2.9	(34.9)%
Other interest expense	(10.9)	(11.9)	1.0	(8.4)%	(21.7)	(24.0)	2.3	(9.6)%
Other income	0.2	—	0.2	NM	0.4	0.3	0.1	33.3%
Total other expense	(13.3)	(16.2)	2.9	(17.9)%	(26.7)	(32.0)	5.3	(16.6)%
Loss before income taxes	(32.1)	(0.8)	(31.3)	NM	(41.7)	(11.4)	(30.3)	(265.8)%
Income tax expense (benefit)	0.1	(0.1)	0.2	(200.0)%	$0.2	(0.4)	0.6	(150.0)%
Net loss	$(32.2)	$(0.7)	$(31.5)	NM	$(41.9)	$(11.0)	$(30.9)	(280.9)%
NM= not meaningful.

Powersports Segment

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions except per vehicle)	2025	2024	Change	2025	2024	Change
Revenue
New retail vehicles	$154.8	$175.8	$(21.0)	$274.9	$330.8	$(55.9)
Pre-owned retail vehicles	59.2	54.1	5.1	107.3	108.1	(0.8)
Total retail vehicles	214.0	229.9	(15.9)	382.2	438.9	(56.7)
Wholesale vehicles	5.0	5.1	(0.1)	8.8	10.9	(2.1)
Parts, service, accessories	52.4	56.9	(4.5)	98.5	109.8	(11.3)
Finance and insurance, net	27.2	29.7	(2.5)	48.3	55.5	(7.2)
Total revenue	$298.6	$321.6	$(23.0)	$537.8	$615.1	$(77.3)

Gross Profit
New retail vehicles	$20.5	$21.6	$(1.1)	$36.8	$40.8	$(4.0)
Pre-owned retail vehicles	11.1	9.2	1.9	18.9	19.7	(0.8)
Total retail vehicles	31.6	30.8	0.8	55.7	60.5	(4.8)
Wholesale vehicles	—	0.1	(0.1)	0.1	0.1	—
Parts, service, accessories	24.9	26.2	(1.3)	45.7	49.8	(4.1)
Finance and insurance	27.2	29.7	(2.5)	48.3	55.5	(7.2)
Total gross profit	$83.7	$86.8	$(3.1)	$149.8	$165.9	$(16.1)

Vehicle Unit Sales
New retail vehicles	10,618	12,004	(1,386)	18,631	22,507	(3,876)
Pre-owned retail vehicles	5,283	4,796	487	9,590	9,801	(211)
Total retail vehicles	15,901	16,800	(899)	28,221	32,308	(4,087)
Wholesale vehicles	1,216	907	309	2,082	1,984	98
Total vehicles sold	17,117	17,707	(590)	30,303	34,292	(3,989)

Revenue per vehicle
New retail vehicles	$14,579	$14,645	$(66)	$14,755	$14,698	$57
Pre-owned retail vehicles	11,206	11,280	(74)	11,189	11,029	160
Wholesale vehicles	4,112	5,623	(1,511)	4,227	5,494	(1,267)
Finance and insurance, net	1,711	1,768	(57)	1,711	1,718	(7)
Parts, service, accessories	3,295	3,387	(92)	3,490	3,399	91
Total revenue per retail vehicle	$18,464	$18,839	$(375)	$18,745	$18,701	$44

Gross Profit per retail vehicle
New vehicles	$1,931	$1,799	$132	$1,975	$1,813	$162
Pre-owned vehicles	2,101	1,918	183	1,971	2,010	(39)
Finance and insurance, net	1,711	1,768	(57)	1,711	1,718	(7)
Parts, service, accessories	1,566	1,560	6	1,619	1,541	78
Total gross profit per retail vehicle(1)	5,264	5,167	97	5,308	5,135	173
(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total powersports revenue for the quarter decreased $23.0 million compared to the same period in 2024 primarily due to lower volume of new retail units sold. The impact on revenue from the lower volume of new retail units was partially offset by an increase in the volume of pre-owned retail vehicles in addition to increases in average revenue per new and pre-owned retail vehicle sold. The lower volume in retail sales of new vehicles contributed to a decline in F&I and PSA revenue for the quarter.
Total powersports revenue for the first half decreased $77.3 million compared to the first half last year primarily due to a lower volume of retail units sold, which also led to F&I and PSA declines, partially offset by increases in the revenue per vehicle for new and pre-owned retail vehicles sold and PSA.
Gross Profit
Total powersports gross profit decreased $3.1 million for the quarter and $16.1 million for the first half primarily due to lower total retail sales volumes. For the quarter, the impact from the increase in sales of pre-owned vehicles, as well as higher gross profit per new and pre-owned vehicles sold partially offset the impact from the lower sales of new retail powersports vehicles. For the first half, the impact on gross profit from the overall lower volume was partially offset by higher per-vehicle gross profit for new retail vehicles and PSA.
Vehicle Transportation Services Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue ($ in millions)	$1.3	$15.2	$(13.9)	$6.8	$29.5	$(22.7)
Gross Profit ($ in millions)	$0.2	$3.1	$(2.9)	$1.3	$6.6	$(5.3)
Vehicles transported	1,993	23,334	(21,341)	10,618	47,971	(37,353)
Revenue per vehicle transported	$652	$651	$1	$640	$615	$25
Gross Profit per vehicle transported	$100	$133	$(33)	$122	$138	$(16)
Our vehicle transportation services segment results were impacted by the departure of several employees, including almost all brokers, early in 2025. While we have hired and continue to hire additional employees, including brokers, we expect this segment’s volume in 2025 to be substantially lower than its 2024 volume. Total vehicle transportation services revenue and gross profit decreased for the second quarter and first half of 2025 compared to the prior year comparable periods due to lower volume of vehicles transported.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Compensation and related costs	$39.1	$43.2	$(4.1)	$73.1	$85.2	$(12.1)
Facilities	11.3	10.5	0.8	22.5	21.9	0.6
General and administrative	8.0	8.2	(0.2)	15.1	17.6	(2.5)
Advertising, marketing and selling	4.0	5.9	(1.9)	7.8	11.8	(4.0)
Professional fees	3.3	1.9	1.4	8.0	5.2	2.8
Stock-based compensation	0.6	1.4	(0.8)	0.5	2.8	(2.3)
Technology and software	0.4	0.3	0.1	0.8	0.8	—
Total SG&A expenses	$66.7	$71.4	$(4.7)	$127.8	$145.3	$(17.5)
Total SG&A as a % of gross profit	79.5%	79.4%	10 bps	84.6%	84.2%	40 bps
Selling, general and administrative expenses (“SG&A”) were lower for the quarter and first half of 2025 compared to the prior year primarily due to our cost savings initiatives, partially offset by higher professional fees and facilities costs. Compensation and related costs comprised the majority of the savings.

In all periods presented, SG&A included certain charges and credits that we view as being outside of our normal, ongoing operations. For the quarter, SG&A included $1.6 million compared to $0.4 million in the prior year quarter of such charges, primarily representing legal costs for the matters discussed in Note 11. SG&A for the first half of 2025 included $1.1 million of management transition costs and $3.8 million of legal costs, including costs for the matters discussed in Note 11. SG&A for the first half of 2024 included a total of $1.3 million of charges for legal costs for the matters discussed in Note 11 and the cost to terminate a contract. Stock compensation expense for the quarter and first half of 2025 was lower than the prior year comparable periods partly due to the Company’s annual equity grant being made in June in 2025, while it was made in March in 2024. In addition, stock compensation expense for the first half of 2025 included the $0.7 million reversal of expense due to the forfeiture of our former Chief Executive Officer’s equity awards.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30, 2025
($ in millions)	2025	2024	Change	2025	2023	Change
Depreciation and amortization	$2.0	$3.1	$(1.1)	$4.3	$6.6	$(2.3)
Depreciation and amortization decreased primarily due to certain intangible assets becoming fully amortized.
Impairment of Franchise Rights
Management determined that an impairment triggering event had occurred resulting from the prolonged economic uncertainty and our sustained depressed stock price through the June 30, 2025. As a result of the interim quantitative impairment test we performed, we recorded a $34.0 million charge to impairment of franchise rights on the condensed consolidated statement of operations in the quarter to reduce franchise rights to fair value. There was no such impairment charge during the comparable period last year.
The fair value of franchise rights was determined using an excess earnings method. This analysis incorporates estimates and forward-looking projections, such as future revenue growth rates, corresponding gross margin, return on debt-free working capital contributory asset returns, and the discount rate. The use of different assumptions would likely lead to a different fair value, and changes to these assumptions in the future, such as an increase to the discount rate, could result in future impairment charges.

Floor Plan Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30, 2025
($ in millions)	2025	2024	Change	2025	2024	Change
Floor plan interest expense	$2.6	$4.3	$(1.7)	$5.4	$8.3	$(2.9)
Floor plan interest expense was lower in the quarter and first half of 2025 primarily because average inventory levels were lower compared to the prior year comparable periods. We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See Notes 2 and 10 for more information.

Other Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30, 2025
($ in millions)	2025	2024	Change	2025	2024	Change
Other interest expense	$10.9	$11.9	$(1.0)	$21.7	$24.0	$(2.3)
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, and the 6.75% convertible senior notes. See Note 4 for interest expense by debt instrument. Other interest expense decreased for the quarter and six months due primarily to the 6.75% convertible senior notes being paid off at the beginning of 2025, as well as lower average borrowings and a lower interest rate on the term loan in 2025 compared to 2024. Amortization of debt discount and issuance costs of $2.4 million and $4.9 million for the three and six months ended June 30, 2025, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2024, respectively, were included in other interest expense.
See Notes 4 and 10 for new and modified debt agreements entered into in August 2025 that will impact future interest expense, including the timing of paying such interest.

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
We had the following liquidity resources available as of June 30, 2025 and December 31, 2024:

($ in millions)	June 30, 2025	December 31, 2024
Cash	$44.7	$85.3
Restricted cash(1)	15.1	11.4
Total cash and restricted cash	59.8	96.7
Availability under powersports inventory financing credit facilities	125.9	146.2
Committed liquidity resources available	$185.7	$242.9
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
As discussed in “Recent Developments” and Note 4, in August 2025 the Company entered into an agreement to amend and extend its term loan agreement. In addition, as discussed in “Recent Developments” and Note 10, the Company entered into Commitment Letters with related parties, pursuant to which the Commitment Parties have agreed to make a total of $10.0 million of subordinated loans to the Company that will be used, in addition to existing cash balances to prepay $20.0 million of the principal due under the term loan facility in accordance with Amendment No. 10. As a result of the prepayment and interest rate reduction pursuant to Amendment No. 10, the Company expects cash payments for interest expense to be $3.4 million lower per year on an annualized basis for the duration of the term loan facility.

Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	June 30, 2025	December 31, 2024
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$240.2	$209.9

Long-Term Debt:
Term loan facility	228.5	227.1
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.3	1.5
Principal amount of long-term debt	229.8	267.4
Less: unamortized debt issuance costs	(11.4)	(16.3)
Total long-term debt, including current maturities	218.4	251.1

Total debt(1)	$458.6	$461.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Six Months Ended June 30,
($ in millions)	2025	2024	Change
Net cash provided by operating activities	$4.0	$29.2	$(25.2)
Net cash used in investing activities	(2.9)	(1.4)	(1.5)
Net cash used in financing activities	(38.0)	(33.7)	(4.3)
Net change in cash	$(36.9)	$(5.9)	$(31.0)
Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flows for the six months ended June 30, 2025 were $25.2 million lower than for the comparable period in the prior year, which benefited from the settlement of a $15.4 million loan portfolio transaction.
Investing Activities

	Six Months Ended June 30,
($ in millions)	2025	2024	Change
Purchase of property and equipment	$(2.9)	$(1.0)	$(1.9)
Technology development	—	(0.4)	0.4
Cash used in investing activities	$(2.9)	$(1.4)	$(1.5)
Our investing activities support and expand our operations.

Financing Activities

	Six Months Ended June 30,
($ in millions)	2025	2024	Change
Repayments of debt	$(39.0)	$(35.5)	$(3.5)
Net increase in non-trade floor plan borrowings	1.8	2.1	(0.3)
Other financing	(0.8)	(0.3)	(0.5)
Net cash used in financing activities	$(38.0)	$(33.7)	$(4.3)
Cash flows from financing activities primarily relate to our short and long-term debt activity. In January 2025, we repaid our 6.75% convertible senior notes at their maturity date. See Notes 4 and 10 for new and modified debt agreements entered into in August 2025.
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
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, based on the ongoing remediation of material weakness identified in the 2024 10-K. The material weakness existing in our internal control over financial reporting relates to user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls.
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
Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool and certain of its technology. The Company intends to continue responding to any information requests and otherwise cooperate with the SEC’s inquiry.
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
The Company intends to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
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
Item 5.     Other Information.
Trading Arrangements
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number		Description
3.1
Certificate of Amendment to Articles of Incorporation, as amended, filed with Secretary of State of the State of Nevada, effective as of August 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2025).

3.2		Second Amended and Restated Bylaws, effective as of August 13, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 11, 2025).
10.1	#	Separation Agreement, effective as of May 1, 2025, by and between RumbleOn, Inc. and Tiffany Kice (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 1, 2025).
10.2	#
Separation Agreement, effective as of May 1, 2025, by and between RumbleOn, Inc. and Brandy Treadway (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 1, 2025).

10.3	#	Sixth Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2025).
10.4
Form of Commitment Letter, dated as of August 10, 2025, by and between RumbleOn, Inc. and each Lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2025).

10.5
Amendment No. 10 to the Term Loan Credit Agreement, dated August 10, 2025, by and among RumbleOn, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2025).

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

RumbleOn, Inc.

Date: August 11, 2025	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)