Form 10-Q
period 2025-09-30
RideNow Group, Inc.
filed 2025-11-04
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number: 001-38248

RideNow Group, Inc. (Exact name of registrant as specified in its charter)
Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2677 E Willis Road, Chandler, Arizona	85286
(Address of principal executive offices)	(Zip Code)

(480) 755-5200
(Registrant's telephone number, including area code)

RumbleOn, Inc., 901 W. Walnut Hill Lane, Suite 110A, Irving, Texas 75038
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B common stock, $0.001 par value	RDNW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of shares of Class B common stock, $0.001 par value, outstanding on October 31, 2025 was 38,017,502 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on October 31, 2025.

RideNow Group, Inc.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements.
RideNow Group, Inc.
Consolidated Balance Sheets
($ in millions, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash	$35.4	$85.3
Restricted cash	16.4	11.4
Accounts receivable, net	33.7	30.5
Inventory, net	266.0	240.6
Prepaid expense and other current assets	6.8	3.6
Total current assets	358.3	371.4
Property and equipment, net	62.0	63.5
Right-of-use assets	150.2	157.1
Franchise rights and other intangible assets	127.8	161.9
Other assets	1.1	1.3
Total assets	$699.4	$755.2
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$83.9	$75.4
Vehicle floor plan notes payable	235.3	209.9
Current portion of long-term debt	0.4	39.1
Total current liabilities	319.6	324.4
Long-term liabilities:
Long-term debt, net of current maturities	207.1	212.0
Operating lease liabilities	125.0	129.8
Other long-term liabilities, including finance lease obligation	54.6	52.3
Total long-term liabilities	386.7	394.1
Total liabilities	706.3	718.5
Commitments and contingencies
Stockholders' equity (deficit):
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 shares authorized, 38,002,426 and 37,717,842 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	703.3	700.9
Accumulated deficit	(705.9)	(659.9)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity (deficit)	(6.9)	36.7
Total liabilities and stockholders' equity (deficit)	$699.4	$755.2
See accompanying condensed notes to the unaudited consolidated financial statements.

RideNow Group, Inc.
Consolidated Statements of Operations
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Powersports vehicles	$204.3	$206.4	$595.3	$656.2
Parts, service and accessories	50.8	49.2	149.3	159.0
Finance and insurance, net	24.9	24.3	73.2	79.8
Vehicle transportation services	1.0	15.1	7.8	44.6
Total revenue	281.0	295.0	825.6	939.6

Cost of revenue:
Powersports vehicles	177.4	182.6	512.6	571.8
Parts, service and accessories	26.9	26.5	79.7	86.5
Vehicle transportation services	0.7	11.6	6.2	34.5
Total cost of revenue	205.0	220.7	598.5	692.8

Gross profit	76.0	74.3	227.1	246.8

Selling, general and administrative	64.4	65.9	192.2	211.2
Depreciation and amortization	2.2	3.1	6.5	9.7
Impairment of franchise rights	—	—	34.0	—

Operating income (loss)	9.4	5.3	(5.6)	25.9

Other income (expense):
Floor plan interest expense	(3.1)	(4.4)	(8.5)	(12.7)
Other interest expense	(10.4)	(12.2)	(32.1)	(36.2)
Other income	0.1	0.1	0.5	0.4
Total other expense	(13.4)	(16.5)	(40.1)	(48.5)

Loss before income taxes	(4.0)	(11.2)	(45.7)	(22.6)
Income tax expense (benefit)	0.1	—	0.3	(0.4)
Net loss	$(4.1)	$(11.2)	$(46.0)	$(22.2)

Weighted average shares - basic and diluted	38,052,057	35,283,033	37,916,526	35,209,785

Net loss per share - basic and diluted	$(0.11)	$(0.32)	$(1.21)	$(0.63)
See accompanying condensed notes to the unaudited consolidated financial statements.

RideNow Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
($ in millions)
(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity (Deficit)
	Class A	Class B			Shares	Amount
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)
Stock-based compensation	—	17,156	0.8	—	—	—	0.8
Exchange of warrants	—	—	1.1	—	—	—	1.1
Net loss	—	—	—	(4.1)	—	—	(4.1)
September 30, 2025	50,000	38,002,426	$703.3	$(705.9)	123,089	$(4.3)	$(6.9)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity (Deficit)
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	284,584	1.3	—	—	—	1.3
Exchange of warrants	—	—	1.1	—	—	—	1.1
Net loss	—	—	—	(46.0)	—	—	(46.0)
September 30, 2025	50,000	38,002,426	$703.3	$(705.9)	123,089	$(4.3)	$(6.9)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
June 30, 2024	50,000	35,226,730	$690.0	$(592.3)	123,089	$(4.3)	$93.4
Stock-based compensation	—	73,964	1.1	—	—	—	1.1
Net loss	—	—	—	(11.2)	—	—	(11.2)
September 30, 2024	50,000	35,300,694	$691.1	$(603.5)	123,089	$(4.3)	$83.3

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Stock-based compensation	—	228,739	3.9	—	—	—	3.9
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(22.2)	—	—	(22.2)
September 30, 2024	50,000	35,300,694	$691.1	$(603.5)	123,089	$(4.3)	$83.3

See accompanying condensed notes to the unaudited consolidated financial statements.

RideNow Group, Inc.
Consolidated Statements of Cash Flows
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46.0)	$(22.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6.5	9.7
Amortization of debt discount and issuance costs	7.2	6.9
Stock-based compensation	1.3	3.9
Impairment of franchise rights	34.0	—
Deferred taxes	—	(0.4)
Interest paid-in-kind capitalized to debt principal	1.9	0.7
Gain on lease termination	(0.4)	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(3.2)	20.3
Inventory	(25.4)	54.7
Prepaid expenses and other assets	(3.0)	1.8
Other liabilities	2.5	2.8
Accounts payable and accrued liabilities	9.4	1.7
Floor plan trade note borrowings	30.7	(10.4)
Net cash provided by operating activities	15.5	68.6
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash received	—	(0.7)
Purchase of property and equipment	(5.0)	(1.6)
Technology development	(0.1)	(0.4)
Net cash used in investing activities	(5.1)	(2.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	10.0	—
Repayments of debt	(59.1)	(35.5)
Net increase in borrowings from non-trade floor plans	(5.3)	(39.3)
Other	(0.9)	(1.4)
Net cash used in financing activities	(55.3)	(76.2)
NET CHANGE IN CASH AND RESTRICTED CASH	(44.9)	(10.3)
Cash and restricted cash at beginning of period	96.7	77.0
Cash and restricted cash at end of period	$51.8	$66.7
See accompanying condensed notes to the unaudited consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Effective August 13, 2025, we changed our corporate name to RideNow Group, Inc. (the “Company”). In connection with our name change and effective as of the same day, the ticker symbol for our Class B common stock changed to RDNW. The Company’s Class B common stock will continue to be listed on The NASDAQ Stock Market.
RideNow Group, Inc. operates through two operating segments: a powersports dealership group and a vehicle transportation services entity, Wholesale Express, LLC (“Express”). The Company was incorporated in 2013, completed its initial public offering in 2017, and has grown primarily through acquisitions. Beginning August 13, 2025, the Company relocated its headquarters to Chandler, Arizona (Metro Phoenix) from Irving, Texas (the Dallas Metroplex). Unless the context requires otherwise, references in these financial statements to “RideNow Group,” the “Company,” “we,” “us,” “our,” and “us” refer to RideNow Group, Inc. and its consolidated subsidiaries.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products, including parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. We operated 53 locations as of September 30, 2025, primarily in the Sunbelt region. We source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer technology.
Express provides asset-light brokerage services facilitating automobile transportation primarily between and among dealerships and auctions throughout the United States.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. The year-end balance sheet data was derived from audited financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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

Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
New retail vehicles	$147.1	$147.1	$422.0	$477.9
Pre-owned retail vehicles	53.5	52.7	160.8	160.8
Wholesale vehicles	3.7	6.6	12.5	17.5
Total powersports vehicles	204.3	206.4	595.3	656.2

Parts, service and accessories	50.8	49.2	149.3	159.0
Finance and insurance, net	24.9	24.3	73.2	79.8
Vehicle transportation services	1.0	15.1	7.8	44.6
Total revenue	$281.0	$295.0	$825.6	$939.6

Timing of revenue recognition:
Point in time	$260.9	$260.8	760.8	827.5
Over time	20.1	34.2	64.8	112.1
Total revenue	$281.0	$295.0	$825.6	$939.6
Accounts Receivable

($ in millions)	September 30, 2025	December 31, 2024
Contracts in transit(1)	$19.3	$10.2
Trade receivables	5.8	13.7
Factory receivables(2)	8.8	6.9
	33.9	30.8
Less: allowance for doubtful accounts	0.2	0.3
Accounts receivable, net	$33.7	$30.5
(1) Balance as of September 30, 2025 includes $7.1 million due from the United States government for fleet purchases.
(2) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.
Recent Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures
Issued in December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on the rate reconciliation and income taxes paid. This ASU requires disclosure, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, the ASU requires disclosure of income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for the Company for 2025, with early adoption permitted. Amendments in this ASU may be applied prospectively for the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may be applied retrospectively by providing the revised disclosures for all periods presented. We expect this ASU to only impact our disclosures, with no impacts to our results of operations, cash flows, and financial condition.

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
NOTE 2 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE

($ in millions)	September 30, 2025	December 31, 2024
New powersports vehicles	$199.8	$184.9
Pre-owned powersports vehicles	42.9	34.3
Parts, accessories and other	23.3	21.4
Inventory, net	$266.0	$240.6

Floor plan notes payable as of September 30, 2025 and December 31, 2024 were as follows:

($ in millions)	September 30, 2025	December 31, 2024
Floor plans notes payable - trade	$104.2	$73.5
Floor plans notes payable - non-trade(1)	131.1	136.4
Floor plan notes payable	$235.3	$209.9
(1) Includes amounts borrowed under related-party pre-owned inventory floor plan line. See Note 10.
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
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”)-based interest rates, which ranged between 7.8% and 19.5% as of September 30, 2025. Pre-owned vehicle floor plan facilities utilize prime or SOFR-based interest rates, which ranged between 8.0% and 10.8% as of September 30, 2025. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $366.4 million as of September 30, 2025.
Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Credit Agreement. Refer to Note 4 for further detail.

NOTE 3 –FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS
The carrying amount of franchise rights and other intangible assets was as follows:

($ in millions)	September 30, 2025	December 31, 2024
Indefinite-lived intangible assets:
Franchise rights(1)	$127.0	$161.0
Goodwill(2)	0.8	0.8
Total indefinite-lived intangible assets	127.8	161.8

Definite-lived intangible assets, net	$—	$0.1

Intangible assets, net	$127.8	$161.9
(1) Attributed to the Company's powersports reporting unit and powersports reportable segment. Gross amount of $343.0 million was net of accumulated impairment of $216.0 million as of September 30, 2025 and $182.0 million as of December 31, 2024.
(2) Balance was attributed to the Company's vehicle transportation services reporting unit. Goodwill of $241.7 million attributed to the powersports reporting unit was fully impaired as of December 31, 2023.
Franchise rights and other intangible assets are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. For the quarter ended June 30, 2025, management determined that a triggering event had occurred resulting from the prolonged economic uncertainty and our sustained depressed stock price through the last day of the second quarter of 2025. We elected to bypass the qualitative test at that time, and we performed a quantitative interim impairment test for our franchise rights and goodwill.
The fair value of franchise rights was determined using an excess earnings method. This analysis incorporates estimates and forward-looking projections, such as future revenue growth rates, corresponding gross margin, return on debt-free working capital, contributory asset returns, and the discount rate. Based on the interim impairment test, the carrying value of the franchise rights exceeded their fair value, and an impairment charge of $34.0 million was recorded to impairment of franchise rights on the consolidated statement of operations in the second quarter of 2025. The Company also tested its goodwill for impairment and determined that the fair value of its vehicle transportation reporting unit exceeded its carrying value as of June 30, 2025, and no impairment of goodwill was recorded.

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
For the quarter ended September 30, 2025, management determined that there were no triggering events that would require the intangible assets be tested for impairment.

NOTE 4 – LONG-TERM DEBT
Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

($ in millions)	September 30, 2025	December 31, 2024
Term loan credit agreement(1)	$209.1	$227.1
Subordinated Loans(2)	10.0	—
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.2	1.5
Total principal amount	220.3	267.4
Less: unamortized debt discount and issuance costs	(12.8)	(16.3)
Total long-term debt	207.5	251.1
Less: current portion of long-term debt	(0.4)	(39.1)
Long-term debt, net of current portion	$207.1	$212.0
(1) Fair value of $222.3 million and $243.8 million, respectively.
(2) Fair value of $8.6 million as of September 30, 2025. See Note 10 for a description of the Subordinated Loans, which are with related parties.
Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC (“Oaktree”), as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 3.00%, plus an applicable margin of 7.75%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 6.75%. At the Company’s option, up to 1.0% of interest may be paid in kind. The interest rate on September 30, 2025 was 12.3%. The Company was in compliance with all financial and non-financial covenants with the Credit Agreement at September 30, 2025.
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
On August 10, 2025, the parties to the Credit Agreement executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) required the Company to prepay $20.0 million of the borrowings under the Credit Agreement (“Senior Loans”) using the proceeds of the Subordinated Loans, as defined in Note 10, and other funds; (iii) reduced the interest rate applicable to the Senior Loans by 0.5% per annum, which is reflected in the interest rates described above; (iv) added certain reporting covenants; (v) added milestones requiring the Company to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates the Company (a) reduces the outstanding principal amount of the Senior Loans to the lesser of (1) $150 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement. In connection with Amendment No. 10, the Company will pay a customary exit fee equal to $2.1 million, representing 1.0% of the aggregate outstanding principal amount due under the Credit Agreement at the time of the execution of the amendment after giving effect to the aforementioned prepayment of borrowings, that is due at the maturity of the Credit Agreement. Due to the extension of the maturity date and the reduced rate described above, the new effective interest rate for borrowings under the Credit Agreement is lower than it was prior to the debt modification.

Pursuant to Amendment No. 10, on August 28, 2025, the Company amended and restated warrants, dated August 14, 2023, between the Company and each applicable Lender to (i) reset the strike price at a 25% premium to the 30-day post-announcement volume weighted average trading price of the Company Class B common stock and (ii) extended the term of such warrants to August 10, 2030, which was the effective date of Amendment No. 10. See Note 6. Following the measurement period, the new strike price was determined to be $4.02.
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
Other Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest expense on:
Term loan(1)	$9.2	$10.8	$28.8	$31.8
Finance lease obligation(2)	1.1	1.1	3.4	3.4
Subordinated Loans(3)	0.1	—	0.1	—
6.75% convertible senior notes	—	0.7	—	2.0
Other, net	—	(0.4)	(0.2)	(1.0)
Total	$10.4	$12.2	$32.1	$36.2
(1) Includes the amortization of debt discount and issuance costs of $2.2 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 30, 2024, respectively.
(2) Finance lease obligation is reported in other long-term liabilities on the consolidated balance sheets.
(3) Interest will be paid in kind on interest payment dates. See Note 10.
NOTE 5 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Compensation and related costs	$36.9	$37.1	$110.0	$122.3
Facilities	11.1	12.0	33.6	33.9
General and administrative	7.6	7.4	22.7	25.0
Professional fees	3.8	3.7	11.8	8.9
Advertising, marketing and selling	3.8	4.1	11.6	15.9
Stock-based compensation	0.8	1.1	1.3	3.9
Technology development and software	0.4	0.5	1.2	1.3
Total	$64.4	$65.9	$192.2	$211.2

NOTE 6 – SHAREHOLDERS’ EQUITY (DEFICIT)
Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Restricted Stock Units	$0.8	$0.9	$2.0	$3.3
Stock Options(1)	—	0.2	(0.7)	0.6
Total	$0.8	$1.1	$1.3	$3.9
(1) Amount for the nine months ended September 30, 2025 represents the reversal of expense for stock options forfeited by our former CEO.
On June 4, 2025, the Company’s stockholders approved a proposal to increase the number of shares available for grant under the Company’s 2017 Stock Incentive Plan by 2,500,000 shares.
During the nine months ended September 30, 2025, the Company granted a total of 1,664,272 time-vested restricted stock units (predominantly on a pro rata basis over three years) and 729,856 performance-based restricted stock units that vest if and when the Company’s Class B common stock price reaches and sustains target prices ranging from $11 to $23 per share for a 20-day trading period within three years. The fair value of the performance-based restricted stock units was estimated using a Monte Carlo model. Unamortized stock compensation expense for all outstanding awards as of September 30, 2025 totalled $3.9 million.
Warrants
In 2023, the Company issued warrants to Oaktree and the lenders party to the Credit Agreement to purchase up to 1.2 million shares of Class B common stock at an exercise price that was subject to adjustment based on the terms of the Credit Agreement (“Old Warrants”). As disclosed in Note 4, the parties to the Credit Agreement executed Amendment No. 10 on August 10, 2025. As required by Amendment No. 10, the Company amended these warrants and extended their term to August 10, 2030 (“New Warrants”). The new strike price of the warrants was set at $4.02 following the measurement period and is subject to certain adjustments as defined in the Credit Agreement. These warrants were classified as equity, and the incremental fair value of the New Warrants was determined to be $1.1 million higher than the Old Warrants using the Black-Scholes option pricing model with the following assumptions as of the valuation date:

	New Warrants	Old Warrants
Strike price	see note(1)	$11.09
Stock price on valuation date	$2.00	$2.00
Volatility	90.0%	90.0%
Expected term (years)	5.0	3.0
Risk-free interest rate	3.9%	3.7%
Annual variance	81.0%	81.0%
Dividend yield	—	—
(1) The strike price for the new warrants was estimated using a Monte Carlo simulation, as the actual exercise price was not yet known as of the valuation date (i.e., the lesser of $11.09 or a 25% premium to the volume-weighted average price of the Company’s Class B common stock over trading days that extended beyond the valuation date).

NOTE 7 – INCOME TAXES
The Company recognized income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, representing effective income tax rates of (2.5)% and (0.7)%, respectively. The Company recognized no income taxes for the three months ended September 30, 2024 and an income tax benefit of $0.4 million for the nine months ended September 30, 2024, representing effective tax rates of 0.0% and 1.8%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in all periods presented was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.

On July 4, 2025, the U.S. federal legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing significant changes to the U.S. tax code. The Company determined that the provisions of the OBBBA are not expected to have a material impact on its effective income tax rate or income tax accounts.
NOTE 8 – LOSS PER SHARE
The following common stock equivalents were outstanding as of September 30, and they were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

(Shares in millions)	2025	2024
Unvested restricted stock units	2.5	0.7
Warrants to purchase Class B common stock	1.2	1.2
Shares issuable in connection with 6.75% convertible senior notes	—	1.3
Performance stock options	—	0.8
NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Cash paid for interest	$32.4	$36.8
Cash paid for (refunds from) taxes, net	0.5	(1.0)
Cash payments for operating leases	23.1	23.0
Incremental fair value of warrants issued as financing costs	1.1	—
Right-of-use assets obtained in exchange for operating lease liabilities	8.3	6.8
Capital expenditures included in debt	—	0.2
Of the cash paid for interest, $8.3 million and $12.1 million in the nine months ended September 30, 2025 and 2024, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Statements of Cash Flows:

($ in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Cash	$35.4	$85.3	$50.1
Restricted cash(1)	16.4	11.4	16.6
Total cash and restricted cash	51.8	96.7	66.7
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.

NOTE 10 – RELATED-PARTY TRANSACTIONS
Pre-Owned Inventory Floor Plan Line
In December 2024, the Company entered into a floor plan facility agreement with related parties William Coulter (“Coulter”), Mark Tkach (“Tkach”), and Ridenow Management LLLP, an entity controlled by Coulter and/or Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. Coulter and Tkach are holders of the Company’s Class B common stock, members of the Board, and former executive officers of the Company. In August 2025, as conditioned by Amendment No. 10, this floor plan facility agreement was extended to October 1, 2029. As of September 30, 2025, the amount owed by the Company to the related parties under this facility was $9.1 million.
Leases
As of September 30, 2025, the Company had 26 leases of properties consisting primarily of dealerships and offices with related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The leases generally have 20-year terms, most of which commenced on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one of which has a purchase option. Rent expense associated with the related-party operating leases was $4.8 million and $4.8 million for the three months ended September 30, 2025 and 2024, respectively, and $14.5 million and $14.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the consolidated statements of operations.
The following table provides the amounts for related party leases that were included on the balance sheets:

($ in millions)	September 30, 2025	December 31, 2024
Right-of-use assets	$101.1	$106.3
Current portion of operating lease liabilities(1)	14.2	14.6
Long-term portion of operating lease liabilities	98.0	101.5
(1) Included in accounts payable and other current liabilities.
Termination Payment Associated with Related Party Lease
In September 2025, the Company paid a $0.5 million fee that was associated with the termination of a lease for a property that was no longer being used in operations. The lease was with an entity controlled by Coulter and Tkach, as the landlord.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that are employed by the Company: one as an executive vice president and one as a commissioned sales representative. The executive vice president received aggregate gross pay, including grants of restricted stock, of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The commissioned sales representative received gross pay of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, while 2024 amounts for the three and nine months ended September 30, 2024 were below the $120,000 reporting threshold. All compensation-related decisions for the executive vice president are approved by the compensation committee of the Company’s board of directors. In addition, compensation-related decisions for the commissioned sales representative were made in a manner that is consistent with internal practices and policies.
Subordinated Loans with Related Parties

On August 25, 2025, the Company issued separate unsecured subordinated promissory notes (collectively, the “Subordinated Loans”) payable to each of Stone House Capital Management, LLC (an entity controlled by Mark Cohen who is a holder of the Company’s Class B common stock and a member of the Board), Face Canyon LLC (an entity controlled by William Coulter), and Mark Tkach (collectively, the “Lenders”) to evidence $3.3 million of unsecured subordinated loans made by each Lender to the Company. The Company used the aggregate gross proceeds of the Subordinated Loans, or $10.0 million, to prepay outstanding principal amounts owed under the Credit Agreement (as defined in Note 4), which was a requirement set forth in Amendment No. 10 (as defined in

Note 4). The Subordinated Loans bear interest at a rate of 13.0% per annum, payable semi-annually in arrears on the last business day of each February and August, beginning February 27, 2026. Interest is in-kind and capitalized to the principal balance of the Subordinated Loans. Each Subordinated Loan matures on August 31, 2028, unless earlier repaid or accelerated in accordance with its terms.

In the event a Lender participates in a Specified Equity Offering (as defined in the Subordinated Loan), the Company is required to use the net cash proceeds received from such Lender in such Specified Equity Offering to make a mandatory prepayment of such Lender’s Subordinated Loan.

Each Subordinated Loan is guaranteed on a joint and several basis by the Company’s subsidiaries that are guarantors under the Credit Agreement (each, a “Subordinated Guaranty”). Subject to the terms of the corresponding Subordinated Loan, each Subordinated Guaranty is irrevocable and unconditional and will remain in effect until all obligations under such Subordinated Note are satisfied.

The Subordinated Loans are contractually subordinated in right of payment to the loans outstanding under the Company’s Credit Agreement. As of September 30, 2025, the balance of the Subordinated Loans was $10.0 million. Interest expense on the Subordinated Loans was $0.1 million for the three and nine months ended September 30, 2025.

NOTE 11 - SEGMENT INFORMATION
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. Our CODM is our Chairman, Chief Executive Officer, and President. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments, which excludes impairment charges, amortization and depreciation that are included in operating income (loss) on the consolidated statements of operations and includes floor plan interest expense, which is not included in operating income (loss) on the consolidated statements of operations. The CODM uses segment operating income in the annual budget and forecasting process, and considers budget-to-actual variances on a periodic basis.
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

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended September 30, 2025
Revenue:
Powersports vehicles	$204.3	$—	$—	$204.3
Parts, service and accessories	50.8	—	—	50.8
Finance and insurance, net	24.9	—	—	24.9
Vehicle transportation services	—	1.0	—	1.0
Total revenue	280.0	1.0	—	281.0
Cost of revenue:
Powersports vehicles	177.4	—	—	177.4
Parts, service and accessories	26.9	—	—	26.9
Vehicle transportation services	—	0.7	—	0.7
Total cost of revenue	204.3	0.7	—	205.0
Gross profit	75.7	0.3	—	76.0
Compensation and related costs	36.7	0.2	—	36.9
Facilities	11.0	0.1	—	11.1
Other operating expenses(1)	16.3	0.1	—	16.4
Depreciation and amortization	—	—	2.2	2.2
Floor plan interest expense	3.1	—	(3.1)	—
Operating income (loss)	8.6	(0.1)	0.9	9.4
Floor plan interest expense				3.1
Other interest expense				10.4
Other non-operating expense (income)				(0.1)
Loss before income taxes				$(4.0)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended September 30, 2024
Revenue:
Powersports vehicles	$206.4	$—	$—	$206.4
Parts, service and accessories	49.2	—	—	49.2
Finance and insurance, net	24.3	—	—	24.3
Vehicle transportation services	—	15.1	—	15.1
Total revenue	279.9	15.1	—	295.0
Cost of revenue:				—
Powersports vehicles	182.6	—	—	182.6
Parts, service and accessories	26.5	—	—	26.5
Vehicle transportation services	—	11.6	—	11.6
Total cost of revenue	209.1	11.6	—	220.7
Gross profit	70.8	3.5	—	74.3
Compensation and related costs	35.3	1.8	—	37.1
Facilities	12.0	—	—	12.0
Other operating expenses(1)	16.4	0.4	—	16.8
Depreciation and amortization	—	—	3.1	3.1
Floor plan interest expense	4.4	—	(4.4)	—
Operating income (loss)	2.7	1.3	1.3	5.3
Floor plan interest expense				4.4
Other interest expense				12.2
Other non-operating expense (income)				(0.1)
Loss before income taxes				$(11.2)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Nine Months Ended September 30, 2025
Revenue:
Powersports vehicles	$595.3	$—	$—	$595.3
Parts, service and accessories	149.3	—	—	149.3
Finance and insurance, net	73.2	—	—	73.2
Vehicle transportation services	—	7.8	—	7.8
Total revenue	817.8	7.8	—	825.6
Cost of revenue:
Powersports vehicles	512.6	—	—	512.6
Parts, service and accessories	79.7	—	—	79.7
Vehicle transportation services	—	6.2	—	6.2
Total cost of revenue	592.3	6.2	—	598.5
Gross profit	225.5	1.6	—	227.1
Compensation and related costs	108.6	1.4	—	110.0
Facilities	33.4	0.2	—	33.6
Other operating expenses(1)	48.2	0.4	—	48.6
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	6.5	6.5
Floor plan interest expense	8.5	—	(8.5)	—
Operating income (loss)	26.8	(0.4)	(32.0)	(5.6)
Floor plan interest expense				8.5
Other interest expense				32.1
Other non-operating expense (income)				(0.5)
Loss before income taxes				$(45.7)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Nine Months Ended September 30, 2024
Revenue:
Powersports vehicles	$656.2	$—	$—	$656.2
Parts, service and accessories	159.0	—	—	159.0
Finance and insurance, net	79.8	—	—	79.8
Vehicle transportation services	—	44.6	—	44.6
Total revenue	895.0	44.6	—	939.6
Cost of revenue:				—
Powersports vehicles	571.8	—	—	571.8
Parts, service and accessories	86.5	—	—	86.5
Vehicle transportation services	—	34.5	—	34.5
Total cost of revenue	658.3	34.5	—	692.8
Gross profit	236.7	10.1	—	246.8
Compensation and related costs	117.0	5.3	—	122.3
Facilities	33.8	0.1	—	33.9
Other operating expenses(1)	54.3	0.7	—	55.0
Depreciation and amortization	—	—	9.7	9.7
Floor plan interest expense	12.7	—	(12.7)	—
Operating income (loss)	18.9	4.0	3.0	25.9
Floor plan interest expense				12.7
Other interest expense				36.2
Other non-operating expense (income)				(0.4)
Loss before income taxes				$(22.6)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 5 and is primarily attributable to the Powersports Dealership Group.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2025, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of September 30, 2025 was $10.5 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2024 10-K, as well as our unaudited consolidated financial statements and the accompanying condensed notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended September 30, 2025, or third quarter, to the quarter ended September 30, 2024 and the nine months ended September 30, 2025 (nine months or year to date), to the nine months ended September 30, 2024.
Overview
Effective August 13, 2025, we changed our company name to “RideNow Group, Inc.” and our Class B common stock ticker symbol change to “RDNW”. Our Class B common stock continues to be listed on The NASDAQ Stock Market.
We operate primarily through two operating segments: a powersports dealership group and Wholesale Express, LLC (“Express”), a vehicle transportation services provider. We were incorporated in 2013. We have grown primarily through acquisitions.
Powersports Segment
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), snowmobiles, and other powersports products. We also offer parts, apparel, accessories, finance & insurance products and services (“F&I”), and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of September 30, 2025, we operated 53 retail dealerships located predominantly in the Sunbelt region. We source high quality pre-owned inventory online via our proprietary RideNow Cash Offer technology, which allows us to purchase pre-owned units directly from consumers.
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

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2025	2024	YoY Change	% Change	2025	2024	YoY Change	% Change
Revenue
Powersports vehicles	$204.3	$206.4	$(2.1)	(1.0)%	$595.3	$656.2	$(60.9)	(9.3)%
Parts, service and accessories	50.8	49.2	1.6	3.3%	149.3	159.0	(9.7)	(6.1)%
Finance and insurance, net	24.9	24.3	0.6	2.5%	73.2	79.8	(6.6)	(8.3)%
Vehicle transportation services	1.0	15.1	(14.1)	(93.4)%	7.8	44.6	(36.8)	(82.5)%
Total Revenue	281.0	295.0	(14.0)	(4.7)%	825.6	939.6	(114.0)	(12.1)%
Gross Profit
Powersports	26.9	23.8	3.1	13.0%	82.7	84.4	(1.7)	(2.0)%
Parts, service and accessories	23.9	22.7	1.2	5.3%	69.6	72.5	(2.9)	(4.0)%
Finance and insurance, net	24.9	24.3	0.6	2.5%	73.2	79.8	(6.6)	(8.3)%
Vehicle transportation services	0.3	3.5	(3.2)	(91.4)%	1.6	10.1	(8.5)	(84.2)%
Total Gross Profit	76.0	74.3	1.7	2.3%	227.1	246.8	(19.7)	(8.0)%
SG&A expenses	64.4	65.9	(1.5)	(2.3)%	192.2	211.2	(19.0)	(9.0)%
Depreciation and amortization	2.2	3.1	(0.9)	(29.0)%	6.5	9.7	(3.2)	(33.0)%
Impairment of franchise rights	—	—	—	NM	34.0	—	34.0	NM
Operating Income (Loss)	9.4	5.3	4.1	77.4%	(5.6)	25.9	(31.5)	(121.6)%
Other income (expense):
Floor plan interest expense	(3.1)	(4.4)	1.3	(29.5)%	(8.5)	(12.7)	4.2	(33.1)%
Other interest expense	(10.4)	(12.2)	1.8	(14.8)%	(32.1)	(36.2)	4.1	(11.3)%
Other income	0.1	0.1	—	0.0%	0.5	0.4	0.1	25.0%
Total other expense	(13.4)	(16.5)	3.1	(18.8)%	(40.1)	(48.5)	8.4	(17.3)%
Loss before income taxes	(4.0)	(11.2)	7.2	64.3%	(45.7)	(22.6)	(23.1)	(102.2)%
Income tax expense (benefit)	0.1	—	0.1	NM	$0.3	(0.4)	0.7	(175.0)%
Net loss	$(4.1)	$(11.2)	$7.1	63.4%	$(46.0)	$(22.2)	$(23.8)	(107.2)%
NM= not meaningful.

Powersports Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions except per vehicle)	2025	2024	Change	2025	2024	Change
Revenue
New retail vehicles	$147.1	$147.1	$—	$422.0	$477.9	$(55.9)
Pre-owned retail vehicles	53.5	52.7	0.8	160.8	160.8	—
Total retail vehicles	200.6	199.8	0.8	582.8	638.7	(55.9)
Wholesale vehicles	3.7	6.6	(2.9)	12.5	17.5	(5.0)
Parts, service, accessories	50.8	49.2	1.6	149.3	159.0	(9.7)
Finance and insurance, net	24.9	24.3	0.6	73.2	79.8	(6.6)
Total revenue	$280.0	$279.9	$0.1	$817.8	$895.0	$(77.2)

Gross Profit
New retail vehicles	$18.5	$16.6	$1.9	$55.3	$57.4	$(2.1)
Pre-owned retail vehicles	8.6	7.7	0.9	27.5	27.4	0.1
Total retail vehicles	27.1	24.3	2.8	82.8	84.8	(2.0)
Wholesale vehicles	(0.2)	(0.5)	0.3	(0.1)	(0.4)	0.3
Parts, service, accessories	23.9	22.7	1.2	69.6	72.5	(2.9)
Finance and insurance	24.9	24.3	0.6	73.2	79.8	(6.6)
Total gross profit	$75.7	$70.8	$4.9	$225.5	$236.7	$(11.2)

Vehicle Unit Sales
New retail vehicles	9,904	9,740	164	28,535	32,247	(3,712)
Pre-owned retail vehicles	4,701	4,549	152	14,291	14,350	(59)
Total retail vehicles	14,605	14,289	316	42,826	46,597	(3,771)
Wholesale vehicles	1,344	1,059	285	3,426	3,043	383
Total vehicles sold	15,949	15,348	601	46,252	49,640	(3,388)

Revenue per vehicle
New retail vehicles	$14,853	$15,103	$(250)	$14,789	$14,820	$(31)
Pre-owned retail vehicles	11,381	11,585	(204)	11,252	11,206	46
Wholesale vehicles	2,753	6,232	(3,479)	3,649	5,751	(2,102)
Finance and insurance, net	1,705	1,701	4	1,709	1,713	(4)
Parts, service, accessories	3,478	3,443	35	3,486	3,412	74
Total revenue per retail vehicle	$18,918	$19,127	$(209)	$18,804	$18,832	$(28)

Gross Profit per retail vehicle
New vehicles	$1,868	$1,704	$164	$1,938	$1,780	$158
Pre-owned vehicles	1,829	1,693	136	1,924	1,909	15
Finance and insurance, net	1,705	1,701	4	1,709	1,713	(4)
Parts, service, accessories	1,636	1,589	47	1,625	1,556	69
Total gross profit per retail vehicle(1)	5,183	4,955	228	5,265	5,080	185
(1) Calculated as total gross profit divided by new and pre-owned retail powersports units sold.

Revenue
Total powersports revenue for the quarter increased $0.1 million compared to the same period in 2024 primarily due to higher revenue from sales of pre-owned retail vehicles along with increases in F&I and PSA revenue, partially offset by lower revenue from wholesale vehicle sales.
Total powersports revenue for the nine months decreased $77.2 million compared to the same period last year primarily due to a lower volume of retail units sold, which also led to F&I and PSA declines, partially offset by increases in the revenue per vehicle for pre-owned retail vehicles sold and PSA.
Gross Profit
Total powersports gross profit increased $4.9 million for the quarter due in part to higher volume, with improvement in vehicles, PSA and F&I. Total gross profit per retail vehicle increased $228 for the quarter compared to last year’s quarter.
Total powersports gross profit decreased $11.2 million for the year to date period primarily due to lower overall retail vehicle sales volumes with the ancillary business lines following suit. The volume declines were partially offset in by higher revenue per pre-owned vehicle sold and higher PSA per retail vehicle sold.
Vehicle Transportation Services Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue ($ in millions)	$1.0	$15.1	$(14.1)	$7.8	$44.6	$(36.8)
Gross Profit ($ in millions)	$0.3	$3.5	$(3.2)	$1.6	$10.1	$(8.5)
Vehicles transported	1,460	24,285	(22,825)	12,078	72,256	(60,178)
Revenue per vehicle transported	$685	$622	$63	$646	$617	$29
Gross Profit per vehicle transported	$205	$144	$61	$132	$140	$(8)
Early in 2025, our vehicle transportation services segment results were impacted by the departure of several employees, including almost all of our brokers. While we have hired and continue to hire additional employees, including brokers, this segment’s year-to-date volume has been substantially lower than its volume in the same period last year, and we expect that to continue for the remainder of the year. Total vehicle transportation services revenue and gross profit decreased for the 2025 third quarter and year-to-date period compared to the prior year comparable periods due to lower volume of vehicles transported.
Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Compensation and related costs	$36.9	$37.1	$(0.2)	$110.0	$122.3	$(12.3)
Facilities	11.1	12.0	(0.9)	33.6	33.9	(0.3)
General and administrative	7.6	7.4	0.2	22.7	25.0	(2.3)
Advertising, marketing and selling	3.8	4.1	(0.3)	11.6	15.9	(4.3)
Professional fees	3.8	3.7	0.1	11.8	8.9	2.9
Stock-based compensation	0.8	1.1	(0.3)	1.3	3.9	(2.6)
Technology and software	0.4	0.5	(0.1)	1.2	1.3	(0.1)
Total SG&A expenses	$64.4	$65.9	$(1.5)	$192.2	$211.2	$(19.0)
Total SG&A as a % of gross profit	84.7%	88.7%	(400) bps	84.6%	85.6%	(100) bps
“bps” = basis points (i.e., 1/100th of a percent = one basis point)

Selling, general and administrative expenses (“SG&A”) were lower for the quarter and year-to-date 2025 period compared to the prior year comparable periods primarily due to our cost savings initiatives partially offset by higher professional fees.
In all periods presented, SG&A included certain charges and credits that we view as being outside of our normal, ongoing operations. For the 2025 quarter and year-to-date periods, SG&A included $2.6 million and $6.4 million, respectively, of legal costs primarily for the matters discussed in Note 12 and certain costs we incurred to amend and extend our term loan agreement. In addition, SG&A for the first nine months of 2025 included $1.1 million of management transition costs. SG&A for the 2024 third quarter and year-to-date periods included $1.3 million and $2.6 million, respectively, of charges for legal costs for the matters discussed in Note 12 and the cost to terminate a contract. Stock compensation expense for the nine months of 2025 included the $0.7 million reversal of expense due to the forfeiture of our former Chief Executive Officer’s equity awards.
SG&A includes costs for our leased facilities. As part of our initiatives surrounding the assessment of our dealership portfolio, we have recently taken actions to reduce our costs by consolidating our overall footprint and/or closing less profitable stores. In August 2025, we combined two Dallas / Fort Worth area locations into a new, larger location in Fort Worth, Texas. In September 2025, we closed a location in Ohio and transferred the inventory from that store to other locations. From time to time, we have incurred fees to terminate leases and may incur such termination fees and additional closing costs in the future as a result of actions we take to improve overall profitability. For the three and nine months ending September 30, 2025, SG&A includes a $0.5 million payment associated with the termination of a dealership lease, partially offset by a $0.4 million gain on lease termination.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Depreciation and amortization	$2.2	$3.1	$(0.9)	$6.5	$9.7	$(3.2)
Depreciation and amortization decreased primarily due to certain intangible assets becoming fully amortized.
Impairment of Franchise Rights
The 2025 year-to-date period contains a $34.0 million charge to impairment of franchise rights. Management determined that an impairment triggering event had occurred resulting from the prolonged economic uncertainty and our sustained depressed stock price through June 30, 2025. As a result of the interim quantitative impairment test we performed, we recorded a $34.0 million charge to impairment of franchise rights to reduce franchise rights to their fair value in the second quarter of 2025. There was no such impairment charge during the comparable period last year, and there was no impairment test required as of September 30, 2025.
The fair value of franchise rights was determined using an excess earnings method. This analysis incorporates estimates and forward-looking projections, such as future revenue growth rates, corresponding gross margin, return on debt-free working capital contributory asset returns, and the discount rate. The use of different assumptions would likely have resulted in a different fair value, and changes to these assumptions in the future, such as an increase to the discount rate, could result in future impairment charges.

Floor Plan Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Floor plan interest expense	$3.1	$4.4	$(1.3)	$8.5	$12.7	$(4.2)
Floor plan interest expense was lower in the quarter and year-to-date 2025 primarily because average inventory levels were lower compared to the prior year comparable periods. We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See Notes 2 and 10 for more information.

Other Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	Change	2025	2024	Change
Other interest expense	$10.4	$12.2	$(1.8)	$32.1	$36.2	$(4.1)
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, the 6.75% convertible senior notes, and beginning in the third quarter of 2025, the Subordinated Loans, as defined in Note 10. See Note 4 for interest expense by debt instrument. Other interest expense decreased for the quarter and six months due primarily to the 6.75% convertible senior notes being paid off at the beginning of 2025, as well as lower average borrowings and a lower interest rate on the term loan in 2025 compared to 2024. Amortization of debt discount and issuance costs of $2.2 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, and $2.1 million and $6.5 million for the three and nine months ended September 30, 2024, respectively, were included in other interest expense.
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
We had the following liquidity resources available as of September 30, 2025 and December 31, 2024:

($ in millions)	September 30, 2025	December 31, 2024
Cash	$35.4	$85.3
Restricted cash(1)	16.4	11.4
Total cash and restricted cash	51.8	96.7
Availability under powersports inventory financing credit facilities	131.1	146.2
Committed liquidity resources available	182.9	242.9
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

Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	September 30, 2025	December 31, 2024
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$235.3	$209.9

Long-Term Debt:
Term loan facility	209.1	227.1
Subordinated Loans	10.0	—
6.75% convertible senior notes	—	38.8
Fleet notes and other	1.2	1.5
Principal amount of long-term debt	220.3	267.4
Less: unamortized debt issuance costs	(12.8)	(16.3)
Total long-term debt, including current maturities	207.5	251.1

Total debt(1)	$442.8	$461.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
During the quarter we and the other parties to the Credit Agreement (as defined in Note 4) executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) required us to prepay $20.0 million of the borrowings under the Credit Agreement (“Senior Loans”) using the proceeds of the Subordinated Loans, as defined in Note 10, and other funds; (iii) reduced the interest rate applicable to the Senior Loans by 0.5% per annum; (iv) added certain reporting covenants; (v) added milestones requiring us to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates we (a) reduce the outstanding principal amount of the Senior Loans to the lesser of (1) $150.0 million and (2) 3.25x Consolidated EBITDA or (b) both (1) form a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engage an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement. In connection with Amendment No. 10, we will pay a customary exit fee that is due at the maturity of the Credit Agreement. As of September 30, 2025, we were in compliance with all of the financial covenants under the Credit Agreement.
The following table summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2025	2024	Change
Net cash provided by operating activities	$15.5	$68.6	$(53.1)
Net cash used in investing activities	(5.1)	(2.7)	(2.4)
Net cash used in financing activities	(55.3)	(76.2)	20.9
Net change in cash	$(44.9)	$(10.3)	$(34.6)
Operating Activities
Our primary sources of operating cash flows result from the sales of powersports vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flow for the nine months ended September 30, 2025 was $53.1 million lower than for the comparable period in the prior year, and was negatively impacted by $7.1 million of outstanding fleet receivables from the United States government, which remain outstanding due to the government shutdown. Prior year operating cash flow was driven by the reduction of excess inventory and the settlement of a $15.4 million loan portfolio transaction.
Inventory is one of the most significant components of our cash flow from operations. We have continued to focus on managing our mix and maintaining an appropriate level of new and pre-owned powersports inventory. Our inventory levels declined throughout 2024, as we worked to reduce excess inventory. Inventory as of the end of the quarter, while higher than the level of inventory at the end of 2024, is below the elevated level of inventory that we had at the end of the third quarter of 2024.
Investing Activities

	Nine Months Ended September 30,
($ in millions)	2025	2024	Change
Acquisition	$—	$(0.7)	$0.7
Purchase of property and equipment	(5.0)	(1.6)	(3.4)
Technology development	(0.1)	(0.4)	0.3
Cash used in investing activities	$(5.1)	$(2.7)	$(2.4)
Our investing activities support and expand our operations.
Financing Activities

	Nine Months Ended September 30,
($ in millions)	2025	2024	Change
Repayments of debt	$(59.1)	$(35.5)	$(23.6)
Proceeds from issuance of Subordinated Loans	10.0	—	10.0
Net increase in non-trade floor plan borrowings	(5.3)	(39.3)	34.0
Other financing	(0.9)	(1.4)	0.5
Net cash used in financing activities	$(55.3)	$(76.2)	$20.9
Cash flows from financing activities primarily relate to our short and long-term debt activity. In January 2025, we repaid our 6.75% convertible senior notes at their maturity date, and in August 2025, we issued an aggregate $10.0 million of Subordinated Loans (as defined in Note 10) to related parties, and prepaid $20.0 million of principal amounts due under the Credit Agreement as required by Amendment No. 10. As a result of the prepayment and interest rate reduction pursuant to Amendment No. 10, we expect cash payments for interest expense to be $3.4 million lower per year on an annualized basis for the duration of the term loan facility.
See Notes 4 and 10 for the new and modified debt agreements entered into in August 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, based on the ongoing remediation of material weakness identified in the 2024 10-K. The material weakness existing in our internal control over financial reporting relates to user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls.
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
Management’s Remediation Plan
In response to the material weakness discussed above, we plan to continue efforts already underway to remediate internal control over financial reporting, which include the following:

•Enhancing our processes related to reviewing and provisioning access to key financial systems and ensuring appropriate segregation of duties;
•Continuing to enhance governance and reporting over the execution of these remediation action items, including expansion of mitigating controls where appropriate.

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

Changes in Internal Control Over Financial Reporting
Other than described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5.     Other Information.
Trading Arrangements
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
4.1
Form of Amended and Restated Warrant, dated as of August 28, 2025, which amends and restates the warrants issued by RideNow Group, Inc. on August 14, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 28, 2025).

10.1
Form of Commitment Letter, dated as of August 10, 2025, by and between Registrant and each Lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2025).

10.2
Amendment No. 10 to the Term Loan Credit Agreement, dated August 10, 2025, by and among Registrant., the Subsidiary Guarantors party thereto, the Lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2025).

10.3
Form of Unsecured Promissory Note, dated as of August 25, 2025, made by RideNow Group, Inc. payable to each Subordinated Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2025).

10.4
First Amendment to Floor Plan Facility Agreement, effective as of August 25, 2025, by and among RumbleOn Dealers Inc., RideNow Group, Inc., William R. Coulter, Mark A. Tkach, and RideNow Management LLLP.*

10.5	#
Employment Agreement, effective as of October 20, 2025, between RideNow Group, Inc. and Joshua J. Barsetti (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2025).

31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS		Inline XBRL Instance Document*
101.SCH		Inline XBRL Taxonomy Extension Schema*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase*
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*
*    Filed herewith.
**    Furnished herewith.
#    Management Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RideNow Group, Inc.

Date: November 4, 2025	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Joshua J. Barsetti
Joshua J. Barsetti Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)