Form 10-K
period 2025-12-31
RideNow Group, Inc.
filed 2026-03-13
CIK 1596961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________
Commission file number 001-38248
RideNow Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-3951329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2677 E Willis Road Chandler, Arizona	85286
(Address of Principal Executive Offices)	(Zip Code)
(480) 755-5200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class B common stock, $0.001 par value	RDNW	The Nasdaq Stock Market LLC
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of shares of Class B common stock held by non-affiliates of the registrant was approximately $39.0 million.
The number of shares of Class B common stock, $0.001 par value, outstanding on March 2, 2026 was 38,361,703 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on March 2, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025 are incorporated herein by reference in Part III.

RideNow Group, Inc.
Annual Report on Form 10-K
for the Year Ended December 31, 2025

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the “2025 10-K”) contains “forward-looking” statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “seeks,” or words of similar meaning, or future or conditional verbs, such as “may,” “will,” “should,” “could,” “aims,” “intends,” or “projects,” and similar expressions, whether in the negative or the affirmative. Forward-looking statements contained in this 2025 10-K include, but are not limited to, statements about our future results of operations and financial position, industry and business trends, status of litigation, remediation of our material weaknesses, general macroeconomic and market trends, business strategy, plans, market growth, potential growth opportunities for the business, and our objectives for future operations.
You should not place undue reliance on forward-looking statements, which speak only as of the date of this 2025 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this 2025 10-K may turn out to be incorrect. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1.    BUSINESS.
Our Company
RideNow Group, Inc. operated through two operating segments in 2024 and 2025: a powersports dealership group and a vehicle transportation services business. In December 2025, we ceased providing vehicle transportation services to third parties and now operate solely as a powersports dealership group. The Company was incorporated in 2013 and has grown primarily through acquisitions. The Company is headquartered in Chandler, Arizona and completed its initial public offering in 2017. Unless the context otherwise requires, all references in this 2025 10-K to “we,” “our,” “us,” “RideNow,” “RideNow Group,” and the “Company” refer to RideNow Group, Inc. and its consolidated subsidiaries and any predecessor entities. Prior to August 13, 2025, the Company was known as RumbleOn, Inc. In connection with our name change on August 13, 2025 and effective as of the same day, the ticker symbol for our Class B common stock changed to RDNW.

Powersports Segment

We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), and other powersports products. Our principal suppliers are original equipment manufacturers (“OEMs”), including BRP (Can-Am/Sea-Doo), Polaris, Harley-Davidson, Yamaha, and Kawasaki, from whom we source new unit inventory under standard dealer agreements; we also obtain pre-owned inventory through consumer purchases, trade-ins, and auctions, as described below. Additionally, we offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. We also offer a full suite of repair and maintenance services. As of December 31, 2025, we operated a total of 48 dealerships located in Alabama, Arizona, Florida, Georgia, Kansas, Massachusetts, Nevada, North Carolina, Ohio, Oklahoma, Texas and Washington.
We source high quality pre-owned inventory online via our proprietary RideNow Cash Offer tool, which allows sourcing of pre-owned units directly from consumers.
Vehicle Transportation Services Segment
During the years ended December 31, 2024 and 2025, we also provided asset-light transportation brokerage services facilitating automobile transportation primarily between and among dealerships and auctions. These operations were ceased at the end of December 2025.

Competition
The powersports retail marketplace in the United States is highly fragmented. We face competition from traditional franchised dealers who sell both new and pre-owned vehicles, independent pre-owned powersports dealers, and private parties. We believe that the principal competitive factors in our industry are consumer experience (sales, delivery, service and after sales care), quality, and breadth and depth of product selection. We believe our RideNow Cash Offer tool is a key differentiator in our ability to source and purchase pre-owned inventory online direct from customers located nationwide.
Our Long-Term Strategy
We are pursuing the following goals and strategies:
Run the best performing dealerships in America
We seek to provide customers with a seamless experience, broad selection, and access to our specialized and experienced team members, including sales staff and technicians. Our network of retail locations allows us to offer services throughout the powersports vehicle life cycle. Our incentive-based compensation encourages our dealership general managers to think and behave like owners and to focus on profitable operations and great customer experiences. We source new inventory from OEMs and invest our resources to align with their brand standards and performance objectives. We believe our ability to leverage our inventory within our large network is a competitive advantage in the highly fragmented powersports market with respect to OEMs and consumers. An expansive selection of pre-owned inventory enhances the customer experience by ensuring our visitors can find a powersports vehicle that matches their preference. Our RideNow Cash Offer tool directly connects us with consumers and allows us to acquire high-quality, pre-owned powersports vehicles at scale. This proprietary tool is a point of differentiation that enables us to access a nationwide market of pre-owned vehicles and introduces us to customers outside of our physical retail footprint.
Grow through organic growth initiatives

We are focused on incremental gross margin improvement within our current retail footprint through maximizing revenue efficiency by providing consistent dealership execution and standardization of best practices. We refer to our internal efficiency process as the “RideNow Way”. The RideNow Way is focused on several initiatives that we believe will provide meaningful growth with minimal incremental investment. These initiatives include improving digital lead conversion, increasing penetration in our high-margin finance and insurance products and in accessory add-on attachment and improving pre-owned inventory acquisition and service retention by providing a more enhanced service lane experience for our customers.

Control overhead costs and eliminate legacy costs

We consistently review corporate overhead to minimize cost bloat and reduce inefficiencies accumulated through legacy acquisitions. Our near-term plan involves implementation of a centralized retail store support center, elimination of legacy facilities costs associated with closed stores and non-core operations and evaluation of purchasing spend across the organization. We believe these activities will provide a sustainable cost structure that will allow a stable foundation for future growth through acquisition.

Grow through strategic acquisitions

While our near term plan includes internal net income improvement through the RideNow way and cost control, we believe our size and brand recognition makes us a consolidator of choice within the powersports industry. By adding brands to existing locations through smaller “tuck-in” acquisitions and utilizing our brand strength to acquire into underpenetrated markets, we believe measured growth through acquisition provides meaningful value creation in the long term. Our team has substantial experience in identifying suitable acquisition candidates, negotiating purchase terms and conditions and integrating newly acquired businesses.
Our Team
As of December 31, 2025, we had 1,884 full-time and 22 part-time employees. We believe the relationship with our employees is good.

Technology
We protect our technology and other intellectual property through a combination of trademarks, domain names, copyrights, trade secrets, and contractual provisions and restrictions on access and use of our proprietary information and technology. We have a portfolio of trademark registrations in the United States, including registrations for “RideNow,” and the RideNow logo. We are the registered holder of a variety of domestic domain names, including “ridenow.com,” “ridenowcashoffer.com,” and “ridenowparts.com.” Intellectual property laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated.
Seasonality
The powersports industry is a seasonal business with sales strongest in the spring and summer months. Sales and traffic are typically slower in the winter quarter but increase moving into the spring season and coinciding with tax refunds and improved weather conditions. As a result of the above, we expect our quarterly results of operations, including our revenue, gross profit, net income (loss), and cash flow to vary accordingly.
Government Regulation
Various aspects of our business are subject to federal and state laws and regulations, including state and local dealer licensing requirements, federal and state consumer finance laws, the United States Department of Transportation motor-carrier rules and regulations, U.S. Environmental Protection Agency regulations and applicable federal, state and local environmental laws and regulations, including federal, state, and local wage and hour and anti-discrimination laws, and antitrust laws. Failure to comply with such laws or regulations may result in the suspension or termination of our ability to do business in affected jurisdictions or the imposition of significant civil and criminal penalties, including fines or the awarding of significant damages against us and our dealers in class action or other civil litigation. Compliance costs related to environmental laws and regulations were not material to our consolidated results of operations for 2025 or 2024, and we do not expect compliance to have a material effect on capital expenditures, earnings, or competitive position.
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
Market and Industry Data
Some of the market and industry data contained in this 2025 10-K is based on independent industry publications or other publicly available information. Although we believe these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.
Available Information
Our Internet website is located at www.ridenow.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available, free of charge, under the Investor Relations tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of this 2025 10-K. Additionally, the SEC maintains a website located at http://www.sec.gov that contains reports, proxy and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    RISK FACTORS.
Various risks and uncertainties could affect our business. In addition to the information contained elsewhere in this report and other filings that we make with the SEC, the risk factors described below could have a material impact on our business, financial condition, results of operations, cash flows or the trading price of our Class B common stock. It is not possible to identify all risk factors. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
Business and Operational Risks
We may not be able to acquire sufficient powersports inventory to satisfy consumer demand or our expectations for the business.
A material part of our strategic plan is predicated on being able to have sufficient inventory of powersports vehicles, both new and pre-owned, to satisfy customer demand or meet our financial objectives. New inventory is ultimately controlled by our OEMs and their willingness to allocate inventory to us and their ability to manufacture and distribute a sufficient number of powersports vehicles. While historically manufacturers have taken steps designed to balance production volumes for new vehicles with demand, those steps have not always proven effective. Pre-owned inventory is acquired directly from consumers via our proprietary RideNow Cash Offer tool or consumer trade-in transactions or from auctions. If the channels for new or pre-owned vehicle acquisition were disrupted, for example as a result of another COVID-like lockdown, technology challenges, customers holding onto their vehicles due to significant valuation decreases and negative equity positions, non-acceptance of online transactions, poor customer ratings, higher tariffs, or other such events, the Company may not have enough inventory to meet customer demand, which may adversely affect our business, financial condition, and results of operations.

In particular, our RideNow Cash Offer program, through which we purchase pre-owned vehicles directly from consumers, is subject to additional risks. Our ability to make competitive cash offers to consumers may be constrained by our available liquidity, working capital, or floor plan financing capacity, particularly during periods of economic uncertainty or tightened credit markets. If our vehicle valuation methodologies result in offers that are not competitive with other buyers or trade-in alternatives, or if consumers do not trust or are dissatisfied with our Cash Offer process, our acquisition volume through this channel may decline. Any failure to acquire sufficient pre-owned inventory through our Cash Offer program could require us to source vehicles through more costly channels, which could adversely affect our margins and results of operations.
Our success depends in part on our ability to grow our business both organically and through strategic acquisitions, and our plans and strategies may not be realized.

Our strategic plan includes leveraging our nationwide network of dealerships, using our proprietary RideNow Cash Offer tool to grow our pre-owned inventory, reducing our cost structure, and rationalizing our retail footprint by acquiring new retail locations and closing or consolidating existing retail locations. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisition opportunities. The closing or consolidation of existing retail locations may not result in immediate cost savings. In addition, certain of our dealerships have operated at a loss or generated insufficient returns. There is no assurance that our efforts to improve the performance of unprofitable stores will be successful, and such efforts may require significant management attention and capital investment. If we are unable to restore these locations to profitability, we may be required to close or sell them, which could result in lease termination payments, employee severance, asset write-downs, loss of franchise rights and customer relationships, and other exit -related charges. We closed or sold five underperforming dealership locations in 2025 and may take similar actions in the future.

These activities can divert management time and focus from operating our business. We may encounter unforeseen expenses, difficulties, complications, and delays relating to the development and operation of our business and the execution of our business plan, including our organic and acquisition growth strategies. Achieving the anticipated benefits of acquisitions depends in significant part upon our integrating any acquired entity’s businesses, operations, processes, and systems in an efficient and effective manner. We have incurred, and expect to continue to incur, a number of non-recurring costs associated with our acquisitions and the closing of retail locations. Our failure to identify and successfully rationalize our dealership footprint could adversely affect our business, financial condition, and results of operations. In connection with the execution of our strategic plan, we discontinued our transportation brokerage services in December 2025, which eliminated revenue and profit contribution from that business and may result in shut-down and transition costs and residual liabilities.

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
We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain an effective system of internal control over financial reporting, our ability to accurately report our financial condition and results of operations in a timely manner or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us, subject us to litigation or significant financial or other penalties, and as a result, affect the value of our Class B common stock and our financial condition.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes, including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls. In addition, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, we identified an additional material weakness related to decentralized, manual processes associated with the design and operating effectiveness of certain process level controls related to the administrative oversight of the financial process and in review and assessment of processes and conclusions associated with infrequent, unusual transactions. These deficiencies impacted processes around revenue, cost of revenue, accounts receivable and inventory. As of December 31, 2025, these material weaknesses have not been fully remediated and, as a result, management concluded that our internal control over financial reporting was not effective as of that date.

As described in Part II, Item 9A “Controls and Procedures”, management is taking steps to remediate the material weaknesses in our internal controls, but we cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, or we identify new material weaknesses in the future, there could continue to be a reasonable possibility that these material weaknesses or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, any of which could diminish investor confidence in us and cause a decline in the price of our Class B common stock. Furthermore, the steps to remediate any material weakness, including the ones described in Part II, Item 9A “Controls and Procedures”, could require additional remedial measures, including hiring additional personnel, which could be costly and time-consuming.

If, when required in the future, we are again unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class B common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. In any of these cases, there could be an adverse effect on our business, financial condition and results of operations.

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

We operate dealership locations and our Cash Offer tool under our RideNow brand. In addition, we operate certain dealership locations under OEM brands, such as Harley-Davidson and Indian. Our growth depends on our ability to attract and retain customers to our retail and online locations. We rely heavily on marketing and advertising to increase the visibility of our operations with potential customers and to drive traffic to our retail and online locations. Some of our methods of marketing and advertising may not be profitable because they may not result in the acquisition of sufficient users such that we may recover these costs by attaining corresponding revenue growth. If we are unable to recover our marketing and advertising costs, it could have a material adverse effect on our growth, results of operations and financial condition.

Our efforts to maintain the trust of and deliver value to our customers depend on our ability to develop and maintain our RideNow brand and on the reputation of brands we represent in our dealership locations. If our current and potential customers perceive that we are not focused on providing them with a better powersports experience, our reputation will be adversely affected. Consumers are increasingly shopping for new and pre-owned powersports vehicles, vehicle repair and maintenance services, and other vehicle products and services online and through mobile applications, including through third-party online and mobile sales platforms, with which we compete. If we fail to preserve the value of our retail brands, maintain our reputation, or attract consumers, our business could be adversely impacted.

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

A significant portion of our new powersports vehicle revenue is concentrated among a small number of OEMs, including BRP, Polaris, Harley-Davidson, Yamaha and Kawasaki. If any such OEM reduces our allocation, alters incentive programs, experiences supply chain disruptions, quality issues, or a loss of consumer appeal, or if tariffs or other trade actions increase their costs, our ability to source vehicles and meet demand could be materially affected. We must also comply with restrictive dealer agreement terms, and OEMs can impose performance standards or limit expansion, acquisitions, relocations or store ownership in contiguous markets.

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

Our dealerships are concentrated in certain states, including Arizona, Florida and Texas, in which actual or threatened natural disasters and severe weather events (such as tornadoes, earthquakes, wildfires, landslides, hailstorms, floods and hurricanes) may disrupt our store operations, which may adversely impact our business, financial condition, results of operations and cash flows. In addition to business interruption, the powersports retailing business is subject to substantial risk of property loss due to the significant concentration of property at store locations, including property stored outside. Although we have insurance, subject to certain deductibles, limitations and exclusions, we may be exposed to uninsured or under-insured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Failure to adequately protect our intellectual property could harm our business and operating results.

We rely on a combination of trademark, trade secret, and copyright law as well as on contractual restrictions with employees and third parties to protect our intellectual property, including our proprietary RideNow Cash Offer tool. These mechanisms may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property, or technology. Despite our efforts to protect our proprietary rights, unauthorized parties including former employees may attempt to copy aspects of our website features, software, and functionality or obtain and use information that we consider proprietary. Competitors may adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. The failure to protect our intellectual property, including from unauthorized uses, could erode consumer trust and our brand and have a material adverse effect on our business.
Concentration of leases with entities controlled by our directors exposes us to counterparty and governance risks.

Our significant related‑party lease and financing arrangements could pose conflicts of interest and expose us to additional risks. As of December 31, 2025, we leased 26 properties from entities controlled by two of our directors, with approximately $16.9 million of base rent in 2025 (subject to annual increases), and we utilize a related‑party floor plan facility for pre‑owned inventory. If we are unable to maintain these relationships on terms comparable to market, or if we experience disputes, changes in control, or regulatory scrutiny regarding such arrangements, our costs, operations, and liquidity could be adversely affected.
Discontinuation of our transportation brokerage services may expose us to residual liabilities, transition costs, and the loss of historical revenue and profit contribution.
In December 2025, we ceased operating our transportation brokerage services business. Although we do not expect to continue this service going forward, we may continue to incur cessation and transition costs, including expenses related to contract close-out, vendor disputes, severance, and other residual obligations. The discontinuation also resulted in the loss of historical revenue and profit contribution from this business line and could adversely affect our results if transition costs exceed expectations.
Financial Risks

We have incurred significant indebtedness, which could adversely affect us, including our business flexibility.

We have a substantial amount of debt, which has had and will continue to have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Our debt agreements impose operating and financial restrictions on us. These restrictions limit our ability and that of our subsidiaries to, among other things: (i) incur additional indebtedness; (ii) make investments or loans; (iii) create liens; (iv) consummate mergers and similar fundamental changes; (v) make restricted payments; (vi) make investments in unrestricted subsidiaries; (vii) enter into transactions with affiliates; and (viii) use proceeds from asset sales. They also impose certain financial test ratios and financial condition tests, or “financial covenants”, that we must satisfy in future periods to remain in compliance with the terms applicable to our debt. We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive or financial covenants under our debt agreements. The covenants could: (i) limit our ability to plan for or react to market conditions, to meet capital needs, or otherwise to restrict our activities or business strategy; and (ii) adversely affect our ability to finance our operations, enter into acquisitions or divestitures or engage in other business activities that would be in our interest.

A breach of any of these restrictive covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our debt agreements that, if not cured or waived, could result in the acceleration of all indebtedness outstanding thereunder and cross-default rights under our other debt. Although we were in compliance with its covenants at December 31, 2025, we previously required amendments and waivers. There is no assurance that the Company will be able to comply with these covenants, or if we fail to remain in compliance, will be able to obtain additional waivers or amendments in the future. The failure to meet covenants, including financial covenants, or to obtain a waiver or amendment, would have a material adverse effect on our business, financial condition, and results of operations.

In the event of default under our Credit Agreement and any other indebtedness we may incur from time to time, the affected lenders could foreclose on the collateral securing such indebtedness and require repayment of all borrowings outstanding thereunder. If the amounts outstanding under our Credit Agreement or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the amounts owed to the lenders or to our other debt holders.

Our ability to refinance or repay our debt at or before maturity is not assured. As of December 31, 2025, we had $218.8 million of debt principal amounts outstanding, including a term loan due primarily in September 2027. In addition, our Credit Agreement requires us to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provides that failure to achieve such milestones will be an event of default under the Credit

Agreement unless prior to such milestone dates the Company (a) reduces the outstanding principal amount of the term loans to the lesser of (1) $150 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the company. Although we were in compliance with covenants at year end, we previously required amendments and increased minimum liquidity and may need additional waivers or amendments in the future. If we cannot refinance on acceptable terms, we may need to reduce spending, dispose of assets, or raise additional dilutive capital, which would have a material adverse effect on our business, financial condition, and results of operations.

To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
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
Our ability to make payments on and to refinance our indebtedness, including our term loan, and to fund planned capital expenditures and operations will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least twelve months from the financial statement date.
We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including amounts under our credit facility, or to fund our other liquidity needs. We will need to refinance all or a portion of our indebtedness, including our term loan, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our term loan, on commercially reasonable terms or at all. If we cannot refinance on acceptable terms, we may need to reduce spending, dispose of assets, or raise additional dilutive capital, which would have a material adverse effect on our business, financial condition, and results of operations.

We may require additional financing or capital to pursue acquisitions or because of unforeseen circumstances. If financing or capital is not available on terms acceptable to us or at all, we may not be able to develop and grow our business as anticipated and our business, operating results, and financial condition may be harmed.
We intend to continue making investments to support the development and growth of our business and to make strategic acquisitions. Although we currently intend to self-fund our growth initiatives, under certain circumstances we may determine that it is necessary or advisable to raise additional financing or capital. Additional financing or capital may not be available when we need it, on terms that are acceptable to us, or at all. If we decide to raise additional capital through issuances of equity, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class B common stock. In 2023, our three largest stockholders backstopped our $100.0 million rights offering, in 2024 they provided $30.0 million in incremental capital commitments, which included a $10.0 million backstopped rights offering, and in 2025, they loaned the Company an additional $10.0 million through the issuance of subordinated promissory notes. If we decide to raise additional debt, our existing stockholders may be subject to the risks associated with higher leverage. In addition, we may need to refinance all or a portion of our existing debt. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or we are unable to obtain additional capital, including from any of our stockholders, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition, and prospects could be adversely affected.

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

We are subject to interest rate risk in connection with our floor plan payables and our other debt instruments that could have a material adverse effect on our profitability.

Our floor plan payables, Credit Agreement and other debt instruments are subject to variable interest rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise. Instability or disruptions of the capital markets, including credit markets, or the deterioration of our financial condition due to internal or external factors, could restrict or prohibit our access to capital markets and increase our financing costs. In addition, our net new inventory carrying cost (new vehicle floor plan interest expense net of floor plan assistance that we receive from powersports manufacturers) may increase due to changes in interest rates, inventory levels, and manufacturer assistance. A significant increase in interest rates or decrease in manufacturer floor plan assistance could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Retail powersports sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand, which could result in a need to lower the prices at which we sell our powersports offering, which would reduce revenue per vehicle sold and margins. Additionally, a shift in consumer’s vehicle preferences driven by pricing, fuel costs or other factors may have a material adverse effect on our revenue, margins, and results of operations. Our ability to increase or maintain our sales margins on new and pre-owned powersports vehicles, parts, service, accessories, and finance and insurance products is also subject to a variety of factors, many of which are beyond our control. These factors include changes in consumer demand and buying patterns, pricing pressure from competitors, inflationary increases in labor and reconditioning costs, and the mix of new versus pre-owned vehicles sold. To remain competitive, we may be required to offer pricing incentives or otherwise reduce prices, which would compress our margins. If we are unable to offset these pressures through operational efficiencies, cost reductions, or other measures, our profitability could be materially adversely affected.

Changes in trade policies, including the imposition of tariffs, may have a material adverse impact on the Company’s business, results of operations and profitability.
In 2025, the United States implemented new or increased tariffs affecting certain products and countries, and additional retaliatory measures could be imposed. In February 2026, the United States Supreme Court ruled that the use of the International Emergency Economic Powers Act (“IEEPA”) to impose tariffs was not authorized by Congress, invalidating a significant portion of tariffs that had been effect since April 2025. While the ruling struck down the IEEPA-based tariffs, it does not prevent the administration from imposing tariffs using other legal authorities, and the administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. OEMs that manufacture in Mexico, Canada, or China may pass increased costs to us, impacting pricing, demand, and margins. We acquire certain new unit inventory from OEMs that is manufactured in countries that may be subject to new or increased tariffs, including Mexico, Canada and China. In addition, tariffs could increase the costs of components for new units and/or other products that we sell and have the potential to disrupt existing supply chains. An increase in the costs of the goods that we sell could make them less affordable for customers, which would negatively impact customer demand and have a material adverse impact on our business and results of operations. It is uncertain whether OEMs will pass through increased costs to us, which would result in a negative impact on our profitability. It is impossible to predict with any certainty the effects that any new tariffs may ultimately have on our industry or our financial condition.
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
We believe that our proprietary RideNow Cash Offer tool provides us with a competitive advantage in purchasing pre-owned powersports vehicles directly from customers. However, there are low barriers to enter the online marketplace for powersports and we expect that competitors, both new and existing, will continue to enter the online marketplace with competing brands, business models, products, and services, which could make it difficult to acquire inventory, attract customers, and sell vehicles at a profitable price. Some of these companies have significantly greater resources than we do and may be able to provide customers access to a greater inventory of powersports vehicles at lower prices or purchase vehicles from consumers at higher prices while delivering a competitive overall experience.
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
Our revenue trends are likely to be a reflection of consumers' powersports vehicle buying patterns. Because different types of vehicles are designed for different seasons, our revenue may be cyclical. Historically, the powersports industry has been seasonal, with traffic and sales strongest in the spring and summer quarters. Sales and traffic are typically slowest in the winter but increase in spring and summer, coinciding with tax refund season and the coming warmer months. Other factors that may cause our results to fluctuate including, without limitation, the regulatory environment, macroeconomic conditions, including as a result of tariffs, interest rates, inflation, unemployment and employment rates, vehicle supply and demand and labor costs, government shutdowns, changes in the competitive dynamics of our industry, our liquidity and ability to raise capital through equity or debt financings, as well as actual or threatened severe weather events, such as hurricanes, tornadoes, and wildfires.
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

We and our third-party providers are exposed to cybersecurity risks and incidents which may interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our computer systems, hardware, software, technology infrastructure, and online sites and networks (collectively, “IT Systems”) across both our internal and external operations. While we own and operate certain parts of our IT Systems, we also rely on critical third-party service providers for an array of IT Systems and related products and services. For example, we use IT Systems for external and internal functions, such as to support product sales, track inventory information at our store locations, and to aggregate daily sales, margin and promotional information. We also use IT Systems to report and audit our operational results. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including Personal Information, as well as proprietary information belonging to our business (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.
We and certain of our third-party providers may experience cyberattacks and security incidents. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities or incidents to avoid a material adverse impact to our IT Systems or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Any adverse impact to the confidentiality, availability, or integrity of our IT Systems or Confidential Information could result in interruptions in our services, noncompliance with certain laws and regulations, negative publicity, damage to our customer and supplier relationships, exposure to litigation (such as class actions), regulatory investigations and enforcement action, and lost sales, fines, penalties, lawsuits and system restoration or remediation costs, and future compliance costs. Any or all of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We collect, process, store, share, disclose and use Personal Information, and any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, and processing of Personal Information could damage our reputation and brand and harm our business and operating results.
In connection with running our business, we collect, process, store, share, disclose, use and otherwise process information that relates to individuals and/or constitutes “Personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), from and about actual and prospective consumers, dealers and auctions, as well as our employees and business contacts. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.
We and our vendors are subject to a variety of federal and state data privacy laws, rules, regulations, industry standards and other requirements, including those that relate to consumer protection and apply generally to the processing of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets.

For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws (for additional discussion of consumer protection laws, see – “We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with current or new laws and regulations could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation”).

Further, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or are service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

Additionally, we may be considered a “financial institution” under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards, our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include Personal Information or other user data, may result in proceedings or actions against us by individuals or government agencies, governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause consumers and our OEM partners to lose trust in us, which could have an adverse effect on our business. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. Additionally, if vendors, developers, or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer or dealer information at risk and could in turn harm our reputation, business, and operating results. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

We are subject to a wide range of federal, state, and local laws and regulations, such as those relating to motor vehicle, retail installment sales, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. The regulatory bodies that regulate our business include, at the federal level: the Consumer Financial Protection Bureau, the FTC, the Occupational Health and Safety Administration, the Department of Justice, and the Federal Communications Commission; at the state level: various state dealer licensing authorities, state consumer protection agencies including state attorney general offices, and state financial and insurance regulatory agencies; and at the municipal level our business is regulated by various municipal authorities covering licensing, zoning, occupancy, and tax obligations. We are subject to compliance audits of our operations by many of these authorities.

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

Consumer Protection and Unfair Trade Practice Laws and Regulations. We are also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “lemon laws.” The FTC has authority to take actions to remedy or prevent advertising practices that it considers to be unfair or deceptive and that affect commerce in the United States. If the FTC takes the position in the future that any aspect of our business constitutes an unfair or deceptive advertising practice, responding to such allegations could require us to pay significant damages, settlements, and civil penalties, or could require us to make adjustments to our products and services, any or all of which could result in substantial adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability.

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

As of March 2, 2026, three of our stockholders beneficially owned approximately 53.4% of the Company’s voting power and are either members of our Board or have the right to appoint a member to our Board. As a result, these three stockholders may have the ability to exert substantial influence over actions to be taken or approved by our stockholders, including the election of directors and the approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay, defer, or prevent a change in control or delay or prevent a merger, consolidation, takeover, or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our Class B common stock. Also, in the future, these three stockholders may acquire or dispose of shares of our Class B common stock and thereby increase or decrease their ownership stake in us. Significant fluctuations in the levels of ownership of our largest stockholders could impact the volume of trading, liquidity, and market price of our Class B common stock.

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

We do not currently or for the foreseeable future intend to pay dividends on our Class B common stock.

We have never declared or paid any cash dividends on our Class B common stock. We currently do not intend to pay cash dividends in the foreseeable future on the shares of Class B common stock. We intend to reinvest any earnings in the development and expansion of our business. As a result, any return on your investment in our Class B common stock will be limited to the appreciation in the price of our Class B common stock, if any.

We are currently subject to reduced reporting requirements so long as we are considered a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Class B common stock less attractive to investors.

We are currently subject to reduced reporting requirements so long as we are considered a “smaller reporting company.” We cannot predict if investors will find our Class B common stock less attractive because we currently rely on these exemptions. If some investors find our Class B common stock less attractive as a result, there may be a less active trading market for our Class B common stock and our stock price may be more volatile.

Anti-takeover provisions may limit the ability of another party to acquire us, which could adversely impact our stock price.

Nevada law and our charter, bylaws, and other governing documents contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders, which could cause our stock price to decline. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Class B common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    CYBERSECURITY.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As part of our risk management program, we reference various security industry frameworks and other guidance to help us assess, identify and manage cybersecurity risks.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “We and our third-party providers are exposed to cybersecurity risks and incidents which may interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function, including oversight of management’s implementation of our cybersecurity risk management program. The Board receives periodic reports from management on our cybersecurity risks and cybersecurity risk management program. In addition, management updates the Board, where it deems appropriate, regarding cybersecurity incidents it considers to be significant.

Board members also receive presentations on cybersecurity topics from our Chief Information Officer (“CIO”), as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our CIO, is primarily responsible for assessing and managing our material risks from cybersecurity threats. The CIO, who reports to our Chief Executive Officer, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO’s experience includes 20 years of IT leadership including security oversight, with a strong focus on the unique security needs of retail multi-unit businesses.

Our CIO takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2.    PROPERTIES.

Our corporate headquarters is located at 2677 E. Willis Road, Chandler, Arizona 85286. We lease this facility under a multi-year agreement with renewal options, and we believe it is suitable and adequate for our current operations. In addition, at December 31, 2025, we operated 48 powersports dealership locations from leased facilities as follows:

State	# of Dealerships
Alabama	1
Arizona	12
Florida	8
Georgia(1)	2
Kansas	1
Massachusetts	1
Nevada	3
North Carolina	1
Ohio	1
Oklahoma	1
Texas(2)	15
Washington	2
Total	48
(1) One of these dealership locations is being accounted for as a finance lease.
(2) Six of these dealership locations are being accounted for as a finance lease.

ITEM 3.    LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool. The Company intends to continue responding to any information requests and otherwise cooperate with the SEC’s inquiry.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as CEO (the “CEO Resignation Letter”) and on July 7, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as a member of the Board of Directors (the “Board Resignation Letter” and together with the CEO Resignation Letter, the “Resignation Letters”). In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letters. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what further actions, if any, may be taken with regard to the investigation allegations.
The Company intends to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
Our Class B common stock trades under the symbol RDNW and is listed on the Nasdaq Capital Market (“Nasdaq”).
As of March 2, 2026, there were approximately 50 stockholders of record of our Class B common stock. This does not include persons whose stock is in nominee or “street name” accounts through brokers. In addition, there were two holders of record of our Class A common stock.
Dividends
We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of Class B common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to Class B common stockholders would be payable when, as and if declared by our Board, based upon the Board's assessment.
ITEM 6.    RESERVED.
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The following discussion should be read in conjunction with our audited consolidated financial statements and the related Notes that appear in Part IV of this 2025 10-K. References to “Note” or “Notes” pertains to the Notes to the Consolidated Financial Statements. Unless otherwise specified, the meanings of all defined terms in this MD&A are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements. Unless otherwise noted, comparisons are of results for the year ended December 31, 2025 (“this year”) to those for the year ended December 31, 2024 (“last year”).
Overview
RideNow Group, Inc., a Nevada corporation, was incorporated in 2013 and operates a powersports dealership group. We have primarily grown through acquisitions. Through December 31, 2025, we operated through two operating segments: our powersports dealership group and a vehicle transportation services provider. In December 2025, we ceased providing vehicle transportation services to third parties.
Powersports
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), and other powersports products. Additionally, we source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer tool.
We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Further, we offer a full suite of powersports repair and maintenance services. As of December 31, 2025, we operated 48 retail locations located predominantly in the Sunbelt region of the United States.
Vehicle Transportation Services
During the years ended December 31, 2024 and 2025, we provided transportation brokerage services facilitating automobile transportation primarily between and among automotive dealerships and auctions through an asset-light business model. In the first quarter of 2025, several employees, including almost all brokers, exited the Company, which resulted in a significant decline in shipping volume. Ultimately, the Company ceased the operations of this segment in December 2025.

Prior to acquisitions of dealerships beginning in 2021, we operated primarily using an online model to buy and sell pre-owned powersports. Since that time, we have shifted to focus on owning and operating powersports retail stores. Part of this strategy shift consists of evaluating our current operations to identify cost savings and gross margin improvement opportunities by reviewing current store operations. During 2025, we implemented the following cost savings and gross margin improvement initiatives and debt management actions:
•Consolidated two smaller DFW area stores into a new, larger Fort Worth location
•Closed underperforming stores in Sturgis, South Dakota; Houston, Texas; and Cincinnati, Ohio
•Sold underperforming stores in Vista, California and El Cajon, California
•Amended and extended the term loan facility to September 30, 2027 with a lower interest rate
•Repaid $61.1 million of debt principal, including the full repayment of the $38.8 million 6.75% convertible senior notes.
We continue to evaluate those areas of our business that we can control in order to improve the Company’s results.

KEY MEASURES OF OUR PERFORMANCE
We regularly review a number of key metrics, including revenue, sales volume and gross profit in order to manage the business and evaluate financial and operating performance, such as revenue, volume and gross profit measures. Key factors impacting our operating results include increasing brand awareness; maximizing the opportunity to source pre-owned vehicles from consumers, dealers and auctions; and enhancing the selection and timing of vehicles we make available for sale to our customers. We review the Powersports segment metrics in total. As previously disclosed, we sold or closed five underperforming stores during 2025. As a result, management has now begun reviewing Powersports segment metrics on a same store basis as well. Same store measures reflect results for stores that were operating as of December 31, 2025 and exclude fleet sales. We believe same store metrics assist in providing insight on operating trends within our core business.
Powersports
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
Vehicles Sold
We define vehicles sold as the number of vehicles sold through retail and wholesale channels in each period. This metric is the primary driver of our revenue and gross profit and also impacts complementary revenue streams, such as F&I and PSA. Additionally, vehicles sold increases our base of customers and improves brand awareness and repeat sales.

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
Vehicle Transportation Services
Revenue
Revenue was derived from freight brokerage agreements with dealers, distributors, or private party individuals to transport vehicles from a point of origin to a designated destination. The freight brokerage agreements were fulfilled by independent third-party transporters who met our performance obligations and standards. We were considered the principal in the delivery transactions since we were primarily responsible for fulfilling the service.
Vehicles Delivered
We define vehicles delivered as the number of vehicles delivered from a point of origin to a designated destination under freight brokerage agreements with dealers, distributors, or individuals. Vehicles delivered were the primary driver of revenue and, in turn, profitability in the vehicle transportation services segment.
Total Gross Profit Per Unit
Total gross profit per vehicle transported represented the difference between the price received from customers and our cost to contract an independent third-party transporter divided by the number of vehicles transported.
Results of Operations
Revenue and Gross Profit

($ in millions)	2025	2024	$ Change	% Change
Revenue
Powersports vehicles	$778.8	$842.6	$(63.8)	(7.6)%
Parts, service, accessories	197.8	206.2	(8.4)	(4.1)%
Finance and insurance, net	97.3	102.4	(5.1)	(5.0)%
Vehicle transportation services	8.6	58.0	(49.4)	(85.2)%
Total revenue	$1,082.5	$1,209.2	$(126.7)	(10.5)%
Gross Profit
Powersports vehicles	$106.6	$104.0	$2.6	2.5%
Parts, service, accessories	92.3	94.5	(2.2)	(2.3)%
Finance and insurance	97.3	102.4	(5.1)	(5.0)%
Vehicle transportation services	1.8	13.4	(11.6)	(86.6)%
Total gross profit	$298.0	$314.3	$(16.3)	(5.2)%
Total revenue declined $126.7 million, primarily due to a lower volume of powersports vehicles sold, fewer retail stores during the period, and the decline from the vehicle transportation services business, which ceased operations in 2025. Revenue from powersports vehicles sold decreased $63.8 million, with 3,094 fewer vehicles sold primarily during the first half of 2025. The lower volume also negatively impacted the auxiliary sales of parts, service, and accessories as well as F&I. Overall, the average total revenue per retail vehicle (which includes PSA and F&I) in 2025 decreased by $32, or 0.2%. Additional information on our revenue is depicted in the tables below.
Total Company gross profit decreased $16.3 million compared to last year, with the majority of that decrease coming from the vehicle transportation services business. While lower volume of powersports vehicles sold impacted total gross profit including that from PSA and F&I, gross profit per powersports vehicles sold increased 2.5%, or $2.6 million. Gross profit per retail unit sold improved 5.1%, as depicted below.

Key Operating Metrics - Powersports
($ in millions except per vehicle)	2025	2024	Change	% Change
Revenue
New retail vehicles	$555.5	$616.4	$(60.9)	(9.9)%
Pre-owned retail vehicles	206.6	202.1	4.5	2.2%
Wholesale	16.7	24.1	(7.4)	(30.7)%
Finance and insurance, net	97.3	102.4	(5.1)	(5.0)%
Parts, service and accessories	197.8	206.2	(8.4)	(4.1)%
Total powersports revenue	$1,073.9	$1,151.2	$(77.3)	(6.7)%

Gross Profit
New retail vehicles	$72.9	$72.4	$0.5	0.7%
Pre-owned retail vehicles	34.1	32.5	1.6	4.9%
Wholesale	(0.4)	(0.9)	0.5	55.6%
Finance and insurance, net	97.3	102.4	(5.1)	(5.0)%
Parts, service and accessories	92.3	94.5	(2.2)	(2.3)%
Total powersports gross profit	$296.2	$300.9	$(4.7)	(1.6)%

Vehicle Units Sold
New retail vehicles	38,459	42,464	(4,005)	(9.4)%
Pre-owned retail vehicles	18,416	18,275	141	0.8%
Total retail vehicles	56,875	60,739	(3,864)	(6.4)%
Wholesale	5,019	4,249	770	18.1%
Total vehicles sold	61,894	64,988	(3,094)	(4.8)%

Revenue per vehicle
New retail vehicles	$14,444	$14,516	$(72)	(0.5)%
Pre-owned retail vehicles	11,219	11,059	160	1.4%
Wholesale	3,327	5,672	(2,345)	(41.3)%
Finance and insurance, net	1,711	1,686	25	1.5%
Parts, service and accessories	3,478	3,395	83	2.4%
Total revenue per retail vehicle(1)	18,588	18,556	32	0.2%

Gross Profit per retail vehicle
New vehicles	$1,896	$1,705	$191	11.2%
Pre-owned vehicles	1,852	1,778	74	4.2%
Finance and insurance, net	1,711	1,686	25	1.5%
Parts, service and accessories	1,623	1,556	67	4.3%
Total gross profit per vehicle(2)	5,208	4,954	254	5.1%
___________________
(1) Calculated as total powersports revenue excluding wholesale revenue divided by new and pre-owned retail units sold.
(2) Calculated as total powersports gross profit divided by new and pre-owned retail powersports units sold.

Same store revenue and gross profit for powersports is calculated on the same basis as total powersports, but excludes fleet sales and the effects in all periods presented of the five stores that permanently closed during 2025. These metrics follow:

Same Store Key Operating Metrics
($ in millions except units and per vehicle)	2025	2024	Change	% Change
Same Store Revenue
New retail vehicles	$541.9	$590.6	$(48.7)	(8.2)%
Pre-owned retail vehicles	199.4	187.5	11.9	6.3%
Wholesale	9.8	16.8	(7.0)	(41.7)%
Finance and insurance, net	87.4	88.5	(1.1)	(1.2)%
Parts, service and accessories	192.3	197.6	(5.3)	(2.7)%
Same store total powersports revenue	$1,030.8	$1,081.0	$(50.2)	(4.6)%

Same Store Gross Profit
New retail vehicles	$74.2	$69.3	$4.9	7.1%
Pre-owned retail vehicles	32.4	30.3	2.1	6.9%
Wholesale	(0.7)	(1.9)	1.2	63.2%
Finance and insurance, net	87.4	88.5	(1.1)	(1.2)%
Parts, service and accessories	90.6	90.0	0.6	0.7%
Same store total powersports gross profit	$283.9	$276.2	$7.7	2.8%

Same Store Vehicle Units Sold
New retail vehicles	37,433	40,756	(3,323)	(8.2)%
Pre-owned retail vehicles	17,747	16,862	885	5.2%
Total retail vehicles	55,180	57,618	(2,438)	(4.2)%
Wholesale	3,212	1,795	1,417	78.9%
Same store total vehicles sold	58,392	59,413	(1,021)	(1.7)%

Same Store Revenue per vehicle
New retail vehicles	$14,477	$14,491	$(14)	(0.1)%
Pre-owned retail vehicles	11,236	11,120	116	1.0%
Wholesale	3,051	9,359	(6,308)	(67.4)%
Finance and insurance, net	1,584	1,536	48	3.1%
Parts, service and accessories	3,485	3,429	56	1.6%
Total revenue per retail vehicle(1)	18,681	18,761	(80)	(0.4)%

Same Store Gross Profit per retail vehicle
New vehicles	$1,982	$1,700	$282	16.6%
Pre-owned vehicles	1,826	1,797	29	1.6%
Finance and insurance, net	1,584	1,536	48	3.1%
Parts, service and accessories	1,642	1,562	80	5.1%
Total gross profit per vehicle(2)	5,145	4,794	351	7.3%
(1) Calculated as same store total powersports revenue excluding wholesale revenue divided by same store new and pre-owned retail units sold.
(2) Calculated as same store total powersports gross profit divided by same store new and pre-owned retail powersports units sold.

Key Operating Metrics - Vehicle Transportation Services
($ in millions)	2025	2024	Change	% Change
Vehicles Transported (#)	13,236	97,468	(84,232)	(86.4)%
Vehicle Transportation Services Revenue	$8.6	$58.0	$(49.4)	(85.2)%
Vehicle Transportation Services Gross Profit	$1.8	$13.4	$(11.6)	(86.6)%

Selling, General and Administrative (“SG&A”) Expenses

($ in millions)	2025	2024	$ Change	% Change
Compensation and related costs	$147.0	$159.4	$(12.4)	(7.8)%
Facilities	45.7	45.2	0.5	1.1%
General and administrative	30.1	32.3	(2.2)	(6.8)%
Advertising and marketing	15.1	19.1	(4.0)	(20.9)%
Professional fees	14.7	13.0	1.7	13.1%
Stock based compensation	2.1	4.6	(2.5)	(54.3)%
Technology development and software	1.6	1.8	(0.2)	(11.1)%
Total SG&A expenses	$256.3	$275.4	$(19.1)	(6.9)%
Total SG&A as a % of gross profit	86.0%	87.6%		(160) bps

“bps” = basis points (i.e., 1/100th of a percent = one basis point)
During 2025, the Company continued to manage costs, resulting in SG&A expenses being lower overall by $19.1 million. Both years contained certain expenses that we consider to be not associated with our ongoing operations, such as professional fees for services related to the legal matters discussed in Note 17, that totaled $9.5 million in 2025 and $4.2 million in 2024 and the costs associated with the termination of executives that totaled $1.1 million in 2025 and $0.1 million in 2024.

Impairment of Intangible Assets

($ in millions)	2025	2024	Change	% Change
Impairment of intangible assets	$34.8	$39.3	$(4.5)	(11.5)%
Both years include intangible asset impairment charges that, along with the estimates involved, are discussed further in Critical Accounting Estimates and Note 1.
Depreciation and Amortization

($ in millions)	2025	2024	Change	% Change
Depreciation and amortization	$9.0	$14.3	$(5.3)	(37.1)%
Depreciation and amortization was $5.3 million lower than last year.
Loss (Gain) on Sale of Assets

($ in millions)	2025	2024	Change	% Change
Loss (gain) on sale of assets	$(1.9)	$0.5	$(2.4)	NM
NM = not meaningful.
In 2025, we recognized a gain on the sale of two California dealerships, and in 2024 we recognized a loss associated with a sale-leaseback transaction in 2024
Floor Plan Interest Expense

($ in millions)	2025	2024	Change	% Change
Floor plan interest expense	$11.0	$16.0	$(5.0)	(31.3)%
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. Floor plan interest expense also includes the amortization of the costs to obtain these credit lines as well as certain costs to modify these credit lines. Floor plan interest expense in 2025 was lower than 2024 primarily due to lower average inventory levels. See Notes 4, 14 and 15 for information on our Floor Plan Lines and related interest.

Other Interest Expense

($ in millions)	2025	2024	Change	% Change
Term loan	$36.8	$42.1	$(5.3)	(12.6)%
Subordinated loans	0.5	—	0.5	NM
Convertible debt	—	2.6	(2.6)	(100.0)%
Finance lease obligation	4.6	4.6	—	—%
Interest income	(0.7)	(1.5)	0.8	(53.3)%
Other	0.3	0.3	—	—%
Other interest expense, net	$41.5	$48.1	$(6.6)	(13.7)%
Other interest expense, net, includes interest on the term loan issued in conjunction with prior acquisitions, interest on convertible debt, which was paid off in January 2025, interest on subordinated loans entered into in August 2025, interest on a finance lease obligation due to the accounting treatment of a 2023 sale-leaseback transaction involving eight dealership properties, interest on notes for fleet used in our operations, and interest income on our cash balances. Our term loan, which is charged at variable rates, comprises the majority of other interest expense. Interest expense on the term loan was lower due to a $20.0 million paydown made in conjunction with the amendment discussed in Note 8, an additional $1.9 million of the term loan paid down in October 2025, and lower average interest rates. See Note 8 for details on our debt instruments and Note 14 for supplemental cash flow information.
Other Income

($ in millions)	2025	2024	Change
Other income	$0.6	$0.5	$0.1
Other income consists of miscellaneous income.
Income Tax Provision (Benefit)

($ in millions)	2025	2024	Change	% Change
Income tax provision (benefit)	$0.3	$(0.2)	$0.5	(250.0)%
Effective tax rate	(0.6)%	0.4%

Our income taxes are impacted by our valuation allowance. For further discussion on income taxes, see Note 12.
Seasonality
The powersports industry is seasonal with the strongest traffic and sales generally occurring in the spring and summer quarters. Sales and traffic are typically slower in the winter quarter but increase moving into the spring season and coinciding with tax refunds and improved weather conditions. As a result of the above, we expect our quarterly results of operations, including our revenue, gross profit, profit/loss, and cash flow, to vary accordingly.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and amounts available under our floor plan lines of credit. As of December 31, 2025 and 2024, respectively, the following liquidity resources were available:

($ in millions)	2025	2024
Cash	$29.5	$85.3
Restricted cash(1)	13.4	11.4
Total cash and restricted cash	42.9	96.7
Availability under powersports floor plan lines of credit	123.1	146.2
Total available liquidity	$166.0	$242.9

(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company’s floor plan lines of credit.

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of the Company’s assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially, which could have a material impact on the carrying values of the Company’s assets and liabilities and the results of operations.
Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and satisfaction of liabilities as they come due in the normal course of business. We believe that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least twelve months from the financial statement date. The Company may need to obtain additional financing to support its long range plans and to refinance its indebtedness on or prior to its maturity. See “Risk Factors--To service our indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.”
The Company’s outstanding principal amount of indebtedness, not including finance lease obligations, is summarized in the table below. See Notes 4, 8 and 9 to our consolidated financial statements for further information on our floor plan lines of credit, long-term debt, finance lease obligation and commitments under operating leases.

	December 31,
($ in millions)	2025	2024	Change
Asset-based financing:
Floor plan lines of credit for inventory	$218.4	$209.9	$8.5
Total asset-based financing	218.4	209.9	8.5
Term loan facility	207.7	227.1	(19.4)
Subordinated loans	10.0	—	10.0
6.75% convertible senior notes(1)	—	38.8	(38.8)
Notes payable	1.1	1.5	(0.4)
Total principal of long-term debt and floor lines payable	437.2	477.3	(40.1)
Less: unamortized debt discount and issuance costs	(11.2)	(16.3)	5.1
Total debt, net	$426.0	$461.0	$(35.0)

(1) Repaid on January 2, 2025.

The following table sets forth a summary of our cash flows for the years ended December 31, 2025 and 2024, respectively:

($ in millions)	2025	2024	Change
Net cash provided by operating activities	$15.9	$99.4	$(83.5)
Net cash provided by (used in) investing activities	(2.7)	0.9	(3.6)
Net cash used in financing activities	(67.0)	(80.6)	13.6
Net increase (decrease) in cash and restricted cash	$(53.8)	$19.7	$(73.5)
Operating Activities
Our primary sources of operating cash flows are from the sales of new and pre-owned powersports vehicles and ancillary products. Our primary uses of cash from operating activities are for purchases of inventory, parts and merchandise; cash used to acquire customers; interest on long-term debt, trade floor plan borrowings, and the finance lease obligation; rent for facilities; and personnel-related expenses. Cash flows provided by operating activities declined $83.5 million in 2025. Cash provided by operations in 2024 was higher from our initiatives surrounding reducing excess inventory and the settlement of the $15.4 million receivable from the 2023 sale of a loan portfolio that was not repeated in the current year. Our working capital is subject to many variables, including seasonality, the timing of cash receipts and payments, and vendor payment terms.
Inventory is one of the most significant components of our cash flow from operations. We have continued to focus on managing our mix and maintaining an appropriate level of new and pre-owned powersports inventory. Our inventory levels declined throughout 2024, as we worked to reduce excess inventory. Inventory as of the end of 2025 was $16.8 million higher than inventory at the end of 2024.

Investing Activities

	Year ended December 31,
($ in millions)	2025	2024	Change
Payments for acquisitions, net of cash acquired	$—	$(0.7)	$0.7
Proceeds from sale of assets	3.1	4.0	(0.9)
Purchase of property and equipment	(5.6)	(2.0)	(3.6)
Technology development	(0.2)	(0.4)	0.2
Net cash provided by (used in) investing activities	$(2.7)	$0.9	$(3.6)
The primary use of cash associated with investing activities is related to acquisitions and investments in technology and property and equipment to support our operations. Additions of property and equipment in 2025 were made primarily to support the relocation of two smaller dealerships in the Dallas Fort-Worth area into one larger store in Fort Worth, Texas. In 2025, we realized proceeds from the sale of two dealerships in California. In 2024, cash flows from investing activities benefited from the December 2024 sale-leaseback of a certain dealership location consummated with a related party (see Notes 9 and 15).
Financing Activities

	Year ended December 31,
($ in millions)	2025	2024	Change
Repayment of debt	$(61.1)	$(36.0)	$(25.1)
Decrease in non-trade floor plan borrowings, net	(15.0)	(53.0)	38.0
Proceeds from issuance of subordinated debt	10.0	—	10.0
Net proceeds from sale of Class B common stock in rights offering(1)	—	9.8	(9.8)
Other	(0.9)	(1.4)	0.5
Net cash used in financing activities	$(67.0)	$(80.6)	$13.6

(1) As of December 31, 2024, the Company had accrued $0.7 million for costs incurred to effect the 2024 rights offering that had not yet been paid. These costs were not reflected in the net proceeds in 2024. The cash payments are included in the “other” line in 2025.
Cash flows from financing activities are primarily related to our short and long-term debt activity and proceeds from equity issuances, both of which have been used to provide working capital and fund general corporate activities, including debt repayments. Non-trade floor plan borrowings are amounts outstanding under floor plan credit lines that are owed to third parties other than the powersports vehicle manufacturers’ captive finance subsidiaries. We raised $10.0 million from the issuance of subordinated promissory notes to related parties in 2025, which is discussed further in Note 15. In 2024, we received proceeds from the sale of Class B common stock in a rights offering, which partially offset debt and non-trade floor plan repayments.
Critical Accounting Estimates

Our discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See “Forward-Looking Statements” above.
We believe the following estimates are critical to our operating results or may affect significant judgments and estimates used in the preparation of the consolidated financial statements and should be read in conjunction with the notes to the consolidated financial statements.

Franchise Rights
Franchise rights are indefinite-lived intangible assets acquired in business combinations. Franchise rights represent the fair value at acquisition that is attributed to the right to operate various franchises in a dealership or group of dealerships and are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist.
As part of our impairment analysis, we first review qualitative factors to determine whether it is more likely than not that the fair value of franchise rights is less than the carrying amount. If we determine that it is not more likely than not that the fair value of franchise rights exceeds its carrying amount, our franchise rights are not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing a quantitative impairment test.
Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions, including future revenue growth rates and corresponding gross margins, the discount rate, income tax rates, implied control premium and market activity, and are reporting-unit specific. If the carrying amount exceeds the reporting unit's fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.
The fair value measurement associated with the quantitative franchise rights test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Changes in the underlying assumptions used to value franchise rights could significantly increase or decrease the fair value estimates used in our impairment assessment.
As disclosed in Note 1, the Company recorded impairment charges to its indefinite-lived intangible assets in 2025 and 2024.
Newly Issued Accounting Pronouncements
See Note 1 to the consolidated financial statements for a discussion of recently issued and adopted accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See Index to Financial Statements and Financial Statement Schedules beginning on page F-1 of this 2025 10-K.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.

Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting as described below.
Management's Annual Report on Internal Control Over Financial Reporting
Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the following material weaknesses described below:

•As a result of turnover in key management within the accounting and finance departments during the year, combined with decentralized, manual processes, management identified deficiencies associated with the design, implementation and operating effectiveness of certain process level and management review controls related to the financial close process, including journal entries, account reconciliation, recording of revenue and accounts receivable, inventory and cost of sales, and in review and assessment of accounting for infrequent, unusual transactions.

•As previously disclosed, management identified a material weakness in internal control over financial reporting during the year ended December 31, 2023 in the areas of user access and segregation of duties related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls. As of December 31, 2025, management has determined that certain remediation as described below has been in place for a sufficient period of time to conclude that the system-related user access and segregation of duties component of the material weakness identified in 2023 has been remediated. However, we were unable to complete our remediation of the 2024 material weakness due to remaining segregation of duties and authorization deficiencies related to certain process-level controls primarily within the procure-to-pay process. As a result, this prior material weakness remained outstanding as of December 31, 2025.

Remediation Efforts

In 2025, we designed and implemented measures to improve internal control over financial reporting to partially remediate the controls that led to the prior year material weakness described above. Such remediation measures included:

•We designed and implemented enhanced processes and controls related to reviewing and provisioning access to key financial systems and ensuring appropriate segregation of duties; and
•We deployed a new corporate accounting system to support appropriate segregation of duties.

In order to fully remediate the prior year material weakness, as well as the material weakness identified during the year ended December 31, 2025, we plan to:

•Enhance governance and reporting over the execution of these remediation action items, specifically the design, expansion, implementation and testing of certain controls related to the revenue, inventory and dealership purchasing processes;
•Proceed with the design, implementation and testing of controls in the affected areas where appropriate; and
•Enhance overall control environment through continued system enhancements and by further centralizing, standardizing and automating key processes within the revenue, inventory and dealership purchasing processes.

Management and our Audit Committee will monitor these specific remediation measures and the effectiveness of our overall control environment.

Management will continue its remediation plan with respect to both of the material weaknesses described above by proceeding with the design, implementation and testing of mitigating controls in the affected areas where appropriate. Additionally, Management intends to enhance overall control environment through the following activities:

•Continued system enhancements and upgrades within our information technology environment;
•Implement a centralized store support center, which will allow for standardization and automation of manual decentralized processes to drive improvements in controls over the financial statement close process; account reconciliations, journal entries, revenue recognition, inventory, and the procure-to-pay process;
•Implement and monitor compliance with a comprehensive delegation of authority policy; and
•Continued hiring of highly skilled accounting and finance employees to further improve the overall control environment.

A material weakness will not be considered remediated until the applicable controls have been designed, implemented, and demonstrated to operate effectively for a sufficient period of time, as determined through management testing. We can provide no assurance as to when the material weakness will be fully remediated.

Notwithstanding these material weaknesses, Management performed additional analyses and procedures and concluded that our consolidated financial statements included in this 2025 10-K fairly present in all material respects, our financial condition and results of operations as of and for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

This 2025 10-K does not include an attestation report of our independent registered public accounting firm due to our non-accelerated filer status as of December 31, 2025.

ITEM 9B.    OTHER INFORMATION.
Insider Trading Arrangements
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025. Information regarding RideNow’s insider trading policy is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to RideNow’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025.

PART IV
ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES.
(a)We have filed the following documents as part of this 2025 10-K:
1.The financial statements listed in the "Index to Financial Statements" on page F-1 are filed as part of this report.
2.Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.Exhibits included or incorporated herein: See below.

Exhibit Number		Description
3.1		Articles of Incorporation filed on October 24, 2013 (incorporated by reference to Exhibit 3(i)(a) to the Company's Registration Statement on Form S-1/A filed on March 20, 2014).
3.2		Certificate of Amendment to Articles of Incorporation, filed on February 13, 2017 (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on February 14, 2017).
3.3		Certificate of Amendment to Articles of Incorporation, filed on June 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 28, 2018).
3.4
Certificate of Designation establishing the Series B Preferred Stock filed on October 25, 2018 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 31, 2018).

3.5		Certificate of Change (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 19, 2020).
3.6		Certificate of Amendment to Articles of Incorporation, filed on August 3, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2021).
3.7
Certificate of Amendment to Articles of Incorporation, as amended, filed with Nevada Secretary of State on August 11, 2025, effective as of August 13, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 11, 2025).

3.8		Second Amended and Restated Bylaws, effective as of August 13, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025).
4.1		Sample Stock Certificate – Class B Common Stock (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1/A filed on September 27, 2017).
4.2		Description of Registrant's Securities (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed on May 29, 2020).
4.3		Form of 2023 Warrant, dated August 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 17, 2023).
4.4
Form of Amended and Restated Warrant, dated as of August 28, 2025, which amends and restates the warrants issued by RideNow Group, Inc. on August 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 28, 2025).

4.5
Indenture, dated January 14, 2020, between Registrant and Wilmington Trust National Association (incorporated by reference to Exhibit 4.1 in the Company's Current Report on Form 8-K filed on January 16, 2020).

4.6		First Supplemental Indenture, dated August 31, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2021).
4.7
Form of 6.75% Convertible Senior Note due 2025 (included as Exhibit A to the Indenture filed as Exhibit 4.8) (incorporated by reference to Exhibit 4.2 in the Company's Current Report on Form 8-K filed on May 15, 2019).

4.8		Registration Rights Agreement, dated December 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024).
10.1	#	2017 RumbleOn, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 9, 2017).
10.2	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 28, 2018).
10.3	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2019).
10.4	#	Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020).
10.5	#	Fourth Amendment to RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2021).
10.6	#	Fifth Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).
10.7	#	Sixth Amendment to the RumbleOn, Inc. 2017 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2025).

Exhibit Number		Description
10.8	#
Executive Employment Agreement, dated August 31, 2021, between Registrant and Marshall Chesrown (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2021).

10.9	#
Executive Employment Agreement, effective November 1, 2023, between Registrant and Michael Kennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).

10.10	#	Form of 2024 Restricted Stock Unit Award Agreement, effective March 19, 2024 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).
10.11	#	Form of 2024 Performance Stock Unit Award Agreement, effective March 19, 2024 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).
10.12	#
Option Award Agreement between Registrant and Michael Kennedy, effective November 1, 2023 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).

10.13	#	Employment Agreement, effective June 24, 2024, between Registrant and Tiffany Kice (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2024).
10.14	#
Separation Agreement, effective as of January 13, 2025, by and between Registrant and Michael Kennedy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 29, 2025).

10.15	#
 Employment Agreement, effective as of January 13, 2025, by and between Registrant and Michael Quartieri (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).

10.16	#
Employment Agreement, effective as of January 13, 2025, by and between Registrant and Cameron Tkach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on January 29, 2025).

10.17	#	Separation Agreement, effective as of May 1, 2025, by and between Registrant and Tiffany Kice (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on May 1, 2025).
10.18	#	Separation Agreement, effective as of May 1, 2025, by and between Registrant and Brandy Treadway (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K/A filed on May 1, 2025).
10.19	#
Employment Agreement, effective as of October 20, 2025, between RideNow Group, Inc. and Joshua J. Barsetti (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 20, 2025).

10.20
Cooperation Agreement, dated as of June 30, 2023, by and among RumbleOn, Inc., William Coulter, and Mark Tkach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2023).

10.21
Purchase Agreement, dated as of August 8, 2023, by and among the Company, Mark Tkach, William Coulter, and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 11, 2023).

10.22
Amendment No. 1 to the Standby Purchase Agreement, dated as of November 20, 2023, by and among RumbleOn, Inc., Mark Tkach, William Coulter and Stone House Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2023).

10.23
Support and Standby Purchase Agreement, dated as of November 26, 2024, by and among the Company, Mark Tkach, William Coulter and StoneHouse Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2024).

10.24
Real Estate Purchase and Sale Contract, dated August 22, 2023, by and between NNN REIT, LP, as buyer and RumbleOn, Inc. as seller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023).

10.26
Form of Commitment Letter, dated as of August 10, 2025, by and between Registrant and each Lender party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2025).

10.27
Form of Unsecured Promissory Note, dated as of August 25, 2025, made by RideNow Group, Inc. payable to each Subordinated Lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 28, 2025).

10.28
Floor Plan Facility Agreement, effective as of December 6, 2024, by and among RumbleOn Dealers, Inc., RumbleOn, Inc., William R. Coulter, Mark A. Tkach, and RideNow Management LLLP (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 13, 2025).

10.29
First Amendment to Floor Plan Facility Agreement, effective as of August 25, 2025, by and among RumbleOn Dealers Inc., RideNow Group, Inc., William R. Coulter, Mark A. Tkach, and RideNow Management LLLP (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2025).

10.30		Unitary Master Lease Agreement, dated September 8, 2023 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2023).
10.31		Credit Agreement, dated August 31, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2021).

Exhibit Number		Description
10.32		Consent and Amendment No. 3 to Term Loan Agreement, dated February 18, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2022).
10.33
Amendment No. 5 to the Term Loan Credit Agreement, dated August 9, 2023, by and among Registrant and the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 9, 2023).

10.34
Amendment No. 6 to the Term Loan Credit Agreement, dated October 31, 2023, by and among Registrant and the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).

10.35
Amendment No. 7 to the Term Loan Credit Agreement, dated February 5, 2024, by and among Registrant and the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).

10.36
Amendment No. 8 to the Term Loan Credit Agreement, dated August 6, 2024, by and among Registrant and the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2024).

10.37
Amendment No. 9 to the Term Loan Credit Agreement, dated November 11, 2024, by and among Registrant and the Subsidiary Guarantors party thereto, the lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q/A filed on November 18, 2024).

10.38
Amendment No. 10 to the Term Loan Credit Agreement, dated August 10, 2025, by and among Registrant, the Subsidiary Guarantors party thereto, the Lenders party thereto, and Oaktree Fund Administration, LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2025).

10.39	#	RideNow Group, Inc. Second Amended and Restated 2017 Stock Incentive Plan*
10.40	#	Form of RideNow Group, Inc. Restricted Stock Unit Award*
10.41	#	Form of RideNow Group, Inc. Performance Restricted Stock Unit Award*
10.42	#	RideNow Group, Inc. Non-Employee Director Compensation Policy*
19.1		Registrant Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed on March 28, 2024).
21.1		Subsidiaries of the Company*
23.1		Consent of BDO USA, P.C.*
24.1		Power of Attorney (included on the signature page of this report)
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1		RideNow Group, Inc. Compensation Clawback Policy*
101.INS		Inline XBRL Instance Document.*
101.SCH		Inline XBRL Taxonomy Extension Schema.*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase.*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase.*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase.*
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
#	Management Compensatory Plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RideNow Group, Inc.

Date: March 13, 2026	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer and President
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby authorizes and appoints Michael Quartieri and Joshua J. Barsetti his or her attorneys-in-fact, for him or her in all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Quartieri	Chairman, Chief Executive Officer and President	March 13, 2026
Michael Quartieri	(Principal Executive Officer)

/s/ Joshua J. Barsetti	Chief Financial Officer	March 13, 2026
Joshua J. Barsetti	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Cohen	Director	March 13, 2026
Mark Cohen

/s/ William Coulter	Director	March 13, 2026
William Coulter

/s/ Miran Maric	Director	March 13, 2026
Miran Maric

/s/ Rebecca C. Polak	Director	March 13, 2026
Rebecca C. Polak

/s/ Rachel Richards	Director	March 13, 2026
Rachel Richards

/s/ John C. Rickel	Director	March 13, 2026
John C. Rickel

/s/ Dominick San Angelo	Director	March 13, 2026
Dominick San Angelo

/s/ Mark Tkach	Director	March 13, 2026
Mark Tkach

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
RideNow Group, Inc.
Chandler, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RideNow Group, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment Assessment of Franchise Rights of Powersports Reporting Unit

As described in Notes 1 and 6 to the Company’s consolidated financial statements, franchise rights are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company uses an excess earnings method to determine the fair value of its franchise rights, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margins, return on debt-free net working capital, the selected royalty rate underlying the contributory asset returns, and the discount rate. During 2025, the Company determined that a triggering event occurred, bypassed the qualitative assessment and performed a quantitative impairment analysis on the franchise rights. As a result, the Company recorded a $34.0 million impairment charge associated with the Company’s franchise rights.

We identified the evaluation of franchise rights related to the powersports reporting unit for impairment as a critical audit matter. The determination of the fair value of the franchise rights requires management to make significant assumptions used in the excess earnings method including the discount rate and the selected royalty rate underlying the contributory asset returns. Auditing management’s significant assumptions used in the impairment assessment of franchise rights involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Utilizing professionals with specialized skills and knowledge in valuation to:
◦assist in evaluating the reasonableness of the discount rate and the selected royalty rate underlying the contributory asset returns; and
◦assist in evaluating the reasonableness of the implied control premium in the market capitalization reconciliation by comparing it to control premiums from comparable transactions.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.
Dallas, Texas
March 13, 2026

RideNow Group, Inc.
Consolidated Balance Sheets
($ in millions, except shares and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$29.5	$85.3
Restricted cash	13.4	11.4
Accounts receivable, net	28.9	30.5
Inventory, net	257.4	240.6
Prepaid expense and other current assets	5.5	3.6
Total current assets	334.7	371.4
Property and equipment, net	60.5	63.5
Right-of-use assets	150.4	157.1
Franchise rights and other intangible assets, net	127.0	161.9
Other assets	1.0	1.3
Total assets	$673.6	$755.2
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$77.7	$75.4
Vehicle floor plan notes payable	218.4	209.9
Current portion of long-term debt	0.4	39.1
Total current liabilities	296.5	324.4
Long-term liabilities:
Long-term debt, net of current maturities	207.2	212.0
Operating lease liabilities	128.0	129.8
Other long-term liabilities	54.4	52.3
Total long-term liabilities	389.6	394.1
Total liabilities	686.1	718.5
Commitments and contingencies (Note 17)
Stockholders' equity (deficit):
Class A common stock, $0.001 par value; 50,000 shares authorized; 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value; shares: 100,000,000 authorized; 38,325,595 issued and 38,202,506 outstanding as of December 31, 2025 and 37,840,931 issued and 37,717,842 outstanding as of December 31, 2024	—	—
Additional paid in capital	704.1	700.9
Accumulated deficit	(712.3)	(659.9)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' equity (deficit)	(12.5)	36.7
Total liabilities and stockholders' equity (deficit)	$673.6	$755.2
See accompanying notes to consolidated financial statements.

RideNow Group, Inc.
Consolidated Statements of Operations
($ in millions, except share and per share amounts)

	2025	2024
Revenue:
Powersports vehicles	$778.8	$842.6
Parts, service and accessories	197.8	206.2
Finance and insurance, net	97.3	102.4
Vehicle transportation services	8.6	58.0
Total revenue	1,082.5	1,209.2
Cost of revenue:
Powersports vehicles	672.2	738.6
Parts, service and accessories	105.5	111.7
Vehicle transportation services	6.8	44.6
Total cost of revenue	784.5	894.9
Gross profit	298.0	314.3
Selling, general and administrative	256.3	275.4
Impairment of intangible assets	34.8	39.3
Depreciation and amortization	9.0	14.3
Loss (gain) on sale of assets	(1.9)	0.5
Operating loss	(0.2)	(15.2)
Non-operating expense:
Floor plan interest expense	(11.0)	(16.0)
Other interest expense, net	(41.5)	(48.1)
Other income	0.6	0.5
Total non-operating expense	(51.9)	(63.6)
Loss before income taxes	(52.1)	(78.8)
Income tax provision (benefit)	0.3	(0.2)
Net loss	$(52.4)	$(78.6)
Weighted average number of common shares outstanding – basic and diluted	37,959,360	35,379,798
Net loss per share — basic and diluted	$(1.38)	$(2.22)
See accompanying notes to consolidated financial statements.

RideNow Group, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
($ in millions except shares)

	Common Shares		Additional Paid in Capital	Accumulated Deficit	Class B Common Treasury Shares		Total Stockholders' Equity (Deficit)
	Class A	Class B			Shares	Amount
December 31, 2023	50,000	35,071,955	$701.0	$(591.1)	123,089	$(4.3)	$105.6
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	(13.5)	9.8	—	—	(3.7)
Rights offering, net of costs	—	2,392,344	9.1	—	—	—	9.1
Stock-based compensation	—	253,543	4.6	—	—	—	4.6
Other	—	—	(0.3)	—	—	—	(0.3)
Net loss	—	—	—	(78.6)	—	—	(78.6)
December 31, 2024	50,000	37,717,842	700.9	(659.9)	123,089	(4.3)	36.7
Stock-based compensation	—	484,664	2.1	—	—	—	2.1
Exchange of warrants	—	—	1.1	—	—	—	1.1
Net loss	—	—	—	(52.4)	—	—	(52.4)
December 31, 2025	50,000	38,202,506	$704.1	$(712.3)	123,089	$(4.3)	$(12.5)
See accompanying notes to consolidated financial statements.

RideNow Group, Inc.
Consolidated Statements of Cash Flows
($ in millions)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52.4)	$(78.6)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9.0	14.3
Amortization of debt discount and issuance costs	8.8	9.2
Stock-based compensation expense	2.1	4.6
Loss (gain) on sale of assets	(1.9)	0.5
Impairment of intangible assets	34.8	39.3
Deferred taxes	—	(0.4)
Interest paid-in-kind capitalized to debt principal	2.5	1.5
Gain on termination of leases	(0.4)	(0.9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.6	19.8
Inventory	(16.8)	107.9
Prepaid expenses and other assets	(1.6)	2.2
Other liabilities	5.0	3.1
Accounts payable and accrued liabilities	1.7	6.2
Floor plan trade note borrowings	23.5	(29.3)
Net cash provided by operating activities	15.9	99.4
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisitions, net of cash received	—	(0.7)
Technology development	(0.2)	(0.4)
Proceeds from sale of assets	3.1	4.0
Purchase of property and equipment	(5.6)	(2.0)
Net cash provided by (used in) investing activities	(2.7)	0.9
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in net borrowings from non-trade floor plans	(15.0)	(53.0)
Proceeds from issuance of debt	10.0	—
Repayments of debt	(61.1)	(36.0)
Net proceeds from sale of common stock in rights offerings	—	9.8
Other	(0.9)	(1.4)
Net cash used in financing activities	(67.0)	(80.6)
NET CHANGE IN CASH AND RESTRICTED CASH	(53.8)	19.7
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	96.7	77.0
CASH AND RESTRICTED CASH AT END OF PERIOD	$42.9	$96.7
See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

NOTE 1 –DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Effective August 13, 2025, we changed our corporate name to RideNow Group, Inc. (the “Company”). In connection with our name change and effective as of the same day, the ticker symbol for our Class B common stock changed to RDNW. The Company’s Class B common stock continues to be listed on The NASDAQ Stock Market.
RideNow Group, Inc. operated through two operating segments in 2024 and 2025: a powersports dealership group and a vehicle transportation services business. The Company was incorporated in 2013, completed its initial public offering in 2017, and has grown primarily through acquisitions. Beginning August 13, 2025, the Company relocated its headquarters to Chandler, Arizona (Metro Phoenix) from Irving, Texas (the Dallas Metroplex). Unless the context requires otherwise, references in these financial statements to “RideNow Group,” “RideNow,” the “Company,” “we,” “us,” and “our,” refer to RideNow Group, Inc. and its consolidated subsidiaries.
We offer a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), and other powersports products, including parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Additionally, we offer a full suite of repair and maintenance services. As of December 31, 2025, we operated 48 retail locations primarily in the Sunbelt region. We also source high quality pre-owned inventory through various sources including direct from consumers via our proprietary RideNow Cash Offer tool.
The vehicle transportation services business provided asset-light transportation services facilitating pre-owned automobile transportation primarily between and among dealerships and auctions throughout the United States. We ceased operating this business at the end of December 2025.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and franchise rights; fair values of acquired assets and liabilities under the acquisition method of accounting; inventory valuation; property depreciable lives; tax provisions; realization of deferred tax assets; expected credit losses; loss contingencies; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation and warrants. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.
Cash and Cash Equivalents
The Company considers all cash accounts and all highly liquid short-term investments purchased with an original maturity of three months or less to be cash. As of December 31, 2025, and 2024, the Company did not have any investments with maturities less than three months. At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation limits. The Company has not experienced any losses related to these accounts.

Restricted Cash
Amounts included in restricted cash primarily represent the deposits required under the Company's floor plan facilities.
Accounts Receivable, Net
Accounts receivable, net of an allowance for credit losses, includes certain amounts due from third-party finance providers and customers, as well as other miscellaneous receivables. Accounts receivable initially are recorded at the transaction amount. Each reporting period, we evaluate the collectability of the receivables and record an allowance for credit losses for our estimated ultimate losses on balances that may not be collected in full, which reduces the accounts receivable balance. Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative expenses. Accounts receivable are written off and reflected as a reduction to the allowance if and when we determine the receivable will not be collected.
We determine the amount of bad debt expense each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience and forward-looking information. Our allowance for credit losses is based on our estimated expected losses, and the underlying evaluations include analysis of overall credit quality, age of outstanding balances, past collection experience, current information, specific account analysis, and forward-looking information to project the ultimate collectability of the outstanding balances. Ultimately, actual results could differ from these assumptions.
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

Technology Development Costs
Technology development costs include internally developed software and website applications that are used by the Company for its own internal use and to provide services to its customers, which include consumers, dealer partners and ancillary service providers. Technology and content costs for design, maintenance and post-implementation stages of internal-use software and general website development are expensed as incurred. For costs incurred to develop new website functionality as well as new software products and significant upgrades to existing internally used platforms or modules, capitalization begins during the application development stage and ends when the software is available for general use. We perform a periodic assessment of the useful lives assigned to capitalized software applications.

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
Franchise Rights and Other Intangible Assets
Intangible assets are recognized and recorded at their acquisition date fair values. The principal identifiable intangible assets acquired in past acquisitions are rights under franchise agreements with manufacturers in the powersports reporting unit. We classify franchise rights as indefinite-lived intangible assets, as it has been our experience that renewals have occurred without substantial cost or material modifications to the underlying agreements. Goodwill represents the excess of consideration transferred over the fair value of the net identifiable assets acquired in a business combination, including other identifiable intangible assets. See Note 6 for the components of franchise rights and other intangible assets (which includes goodwill attributed to the vehicle transportation services reporting unit). Both franchise rights and goodwill are tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
In the impairment test for our indefinite-lived intangible assets (franchise rights and goodwill), we first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If we conclude that it is not more likely than not that the asset is impaired, no further action is required. If it is more likely than not that the asset is impaired, or if we elect to bypass the qualitative assessment, we compute the fair value of the intangible asset and record an impairment charge if the carrying amount exceeds fair value. To determine the fair value of franchise rights, we use an excess earnings method, which incorporates estimates and forward-looking projections such as future revenue growth rates, corresponding gross margins, return on debt-free net working capital, the selected royalty rate underlying the contributory asset returns, and the discount rate. To value goodwill, we use a combination of the income and market approaches. The income approach is based on the present value of future cash flows of the reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future revenue growth rates, corresponding gross margins, the discount rate, income tax rates, implied control premium, and market activity in assessing fair value and are reporting unit specific.
During 2025, management determined that a triggering event occurred resulting from the prolonged economic uncertainty and our sustained depressed stock price through the last day of the second quarter of 2025. We elected to bypass the qualitative test at that time, and determined that the carrying value of the franchise rights exceeded their fair value by $34.0 million. Accordingly, an impairment charge was recorded in the consolidated statement of operations.
In our annual impairment test of franchise rights as of October 1, 2025, we assessed qualitative factors and concluded that it was not more likely than not that the franchise rights were impaired; therefore, no quantitative test was required. Additionally, in December 2025 as a result of our decision to cease operating our vehicle transportation services business, we determined the goodwill associated with this reporting unit had been impaired. Accordingly, we recorded an impairment charge of $0.8 million in the consolidated statement of operations, which represents the entire balance of goodwill associated with this reporting unit.
In our annual impairment test in 2024, we elected to bypass the qualitative assessment, performed a quantitative test, determined that the fair value was lower than the carrying value, and recorded an impairment charge to reduce the carrying value of the franchise rights to their fair value.
The fair value measurements associated with the quantitative franchise rights and goodwill impairment tests are based on significant inputs that are not observable in the market and are thus considered Level 3 inputs. Significant changes in the underlying assumptions used to value franchise rights and goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.

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
The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company made an accounting policy election to exclude short-term leases (i.e., leases with a term of twelve months or less) from the balance sheets. Short-term lease expense is recognized on a straight-line basis over the lease term and was not material in 2025 or 2024.
The Company also has a finance lease obligation in connection with the sale of eight properties in September 2023 and subsequent lease-back agreement that did not meet the criteria for sale accounting. In accordance with ASC 842, Leases, the transaction was accounted for as a failed sale-leaseback. As a result, the dealership property assets remain on the consolidated balance sheet at their historical net book value and are depreciated over the remaining term of the master lease. A financing obligation liability was recognized in other long-term liabilities in the amount of the net proceeds received in the transaction. The Company does not recognize rent expense related to the leased assets. Instead, monthly rent payments under the master agreement are recorded as interest expense and an adjustment of the outstanding liability over the expected term of the lease. See Note 9.
Debt Issuance Costs
Debt issuance costs for new debt are capitalized and amortized as interest expense over the term of the related debt or credit line. Such costs for credit lines are recorded as other assets, while those associated with other types of borrowings are presented as a deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. While payments made to lenders for debt modifications are capitalized and amortized as interest expense over the remaining term of the modified debt, costs from third parties in debt modifications are expensed as incurred.
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
Revenue Recognition
We derive substantially all of our revenue from the sale of new and pre-owned powersports vehicles, finance and insurance products for vehicles sold, parts, service, accessories and apparel, and through December 31, 2025, transportation brokerage services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the related goods or services. Sales taxes we collect concurrently with revenue-producing activities are excluded from revenue. Our revenue is reported by major line of product sold on our consolidated statements of operations. We believe this categorization best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See Note 2 for a disaggregation of powersports vehicles sold.
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
When we sell a powersports vehicle, transfer of control typically occurs at a point in time upon delivery of the vehicle to the customer, which is generally at the time of sale, as the customer is able to direct the use of and obtain substantially all benefits from the powersports vehicle at such time. We do not directly finance our customers’ purchases. In many cases, we arrange third-party financing for the retail sale of powersports vehicles to customers in exchange for a fee paid to us by a third-party financial institution. We receive payment directly from the customer at the time of sale or from a third-party financial institution (referred to as contracts-in-transit) within a short period of time following the sale.
Parts and Service
We sell powersports parts and vehicle services related to customer-paid repairs and maintenance, repairs and maintenance under manufacturer warranties and extended service contracts, and collision-related repairs. We also sell powersports parts through wholesale and retail channels.
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
We generally consider control of wholesale and retail parts to transfer when the products are picked up or shipped, which typically occurs the same day as or within a few days of the sale. We also offer customer loyalty points for parts and services for select franchises. We satisfy our performance obligations and recognize revenue when the loyalty points are redeemed. Amounts deferred related to the customer loyalty programs are insignificant.
Finance and Insurance
We sell and receive commissions on the following types of finance and insurance products: extended service contracts, maintenance programs, guaranteed auto protection, tire and wheel protection, and theft protection products, among others. We offer products that are sold and administered by independent third parties, including the powersports vehicle manufacturers’ captive finance subsidiaries.

Pursuant to the arrangements with these third-party providers, we sell the products on a commission basis. For the majority of finance and insurance product sales, our performance obligation is to arrange for the provision of goods and services by another party. Our performance obligation is satisfied when this arrangement is made, which is when the finance and insurance product is delivered to the end customer, generally at the time of the vehicle sale. As agent, we recognize revenue in the amount of any fee or commission to which we expect to be entitled, which is the net amount of consideration that we retain after paying the third-party provider the consideration received in exchange for the goods or services to be fulfilled by that party.
There are no significant judgments or estimates required in determining the satisfaction of the performance obligations or the transaction price allocated to the performance obligations. As revenue is recognized at a point-in-time, costs to obtain the customer (i.e. commissions) do not require capitalization.
Vehicle Transportation Services
Vehicle transportation services revenue was generated primarily by transporting vehicles for dealers, distributors, or private party individuals from a point of origin to a designated destination. We contracted with third-party carriers to perform the transportation services. The transaction price was based on the consideration agreed upon with the customer. A performance obligation was created when the customer requested, and we agreed, to transport the goods from origin to destination. These performance obligations were satisfied as the shipments moved from origin to destination. While we were primarily responsible to our customers, the third-party transporters were obligated to meet our fulfillment obligations and standards. Fulfillment obligations were short term, with transit days less than one week. Generally, customers were billed either upon shipment of the vehicle or on a monthly basis, and remitted payment according to approved payment terms, generally not more than 30 days. Revenue was recognized as the vehicle was transferred to the owner during delivery. We were considered the principal in the delivery transactions since we were primarily responsible for fulfilling the service. As a result, revenue was recorded on a gross basis. This business unit ceased operations in December 2025.
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
Stock-Based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award, and record the cost on a straight-line basis over the grantee’s requisite service period, which is generally the vesting period of the award. Forfeitures are recognized as they occur. To estimate the fair value of stock options awarded, we use the Black-Scholes option valuation model for those that vest over time and a Monte Carlo simulation model for awards that vest based on market conditions. Key assumptions used in estimating the fair value of options are dividend yield, expected volatility, risk-free interest rate and expected term.
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
Defined Contribution Plan
The Company sponsors a 401(k) plan for eligible employees (the “Retirement Plan”). Employees electing to participate in the Retirement Plan may contribute up to 75% of their annual eligible compensation. The Company provides matching contributions for employee contributions on a discretionary basis. No such contributions were made in 2025 or 2024.
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
Disclosure of Fair Values
We do not have any assets that are remeasured at fair value on a recurring basis. We believe the respective carrying value of certain of our financial instruments, such as cash and restricted cash, prepaid expenses, accounts payable, vehicle floor plan notes payable, and accounts receivable, approximates their fair value because they are short term in nature or they are payable on demand. See Note 8 for additional disclosures about the fair values of debt, which was estimated using Level 3 inputs.
Fair Value of Measurements Using Level 3 Inputs on a Non-Recurring Basis
During 2025 and 2024, the Company recognized non-cash impairment charges of $34.8 million and $39.3 million; respectively, to reduce the carrying value of franchise rights and goodwill to their fair value as of the dates of the quantitative assessments.
Class B Common Stock Warrants
The Company accounts for Class B common stock warrants as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. Any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) provided that such warrants are indexed to the Company's own stock are classified as equity. The Company classifies as liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the equity classification scope exception. The Company assesses classification of its Class B common stock warrants at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company's outstanding warrants satisfy the criteria for classification as equity instruments as these warrants do not contain cash settlement features or variable settlement provision that cause them to not be indexed to the Company's own stock.
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
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2025, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities. The Company does not anticipate any significant changes to its total unrecognized tax positions within the next 12 months.
Loss Per Share
Basic loss per common share (“EPS”) is determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. Anti-dilutive common stock equivalents are not considered in the computation. In periods of a loss, diluted loss per share is generally the same as basic loss per share, because dilutive shares are not assumed to have been issued if their effect is anti-dilutive. See Note 13.
Comprehensive Income
Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by, and distributions to, stockholders. For all years presented, no differences existed between our consolidated net loss and our consolidated comprehensive loss.
Concentrations of Risk
While we sell powersports vehicles from many different manufacturers, our top five manufacturers comprise the majority of our sales of new powersports vehicles. For 2025, original equipment manufacturers (“OEM”s) representing 10% or more of the Company’s revenue from new powersports vehicle sales were as follows:

Manufacturer (Powersports Vehicle Brands):	% of Total New Vehicle Revenue
Polaris	26.3%
BRP	24.0%
Harley-Davidson	11.3%
Yamaha	10.7%
Kawasaki	10.1%
Recently Adopted Accounting Standards
Improvements to Income Tax Disclosures
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was adopted as of December 31, 2025. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We elected to apply the amendments in this ASU on a retrospective basis by providing the revised disclosures for all periods presented. See Note 12.

Recent Accounting Pronouncements Not Yet Adopted
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
NOTE 2 –REVENUE
Revenue is disaggregated by major lines of goods and services as follows:

($ in millions)	2025	2024
Revenue
New vehicles	$555.5	$616.4
Pre-owned vehicles	206.6	202.1
Wholesale	16.7	24.1
Total powersports vehicles	778.8	842.6

Parts, service and accessories	197.8	206.2
Finance and insurance, net	97.3	102.4
Vehicle transportation services	8.6	58.0
Total revenue	$1,082.5	$1,209.2

Timing of revenue recognition
Goods and services transferred at a point in time	$999.5	$1,072.6
Goods and services transferred over time	83.0	136.6
Total revenue	$1,082.5	$1,209.2
NOTE 3 –ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following as of December 31:

($ in millions)	2025	2024
Contracts in transit(1)	$13.7	$10.2
Trade receivables(2)	5.9	13.7
Factory receivables(3)	9.6	6.9
	29.2	30.8
Less: allowance for credit losses	0.3	0.3
Accounts receivable, net	$28.9	$30.5
(1) Balance as of January 1, 2024 was $16.0 million.
(2) Balance as of January 1, 2024 was $9.8 million.
(3) Primarily amounts due from manufacturer for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 4 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE
Inventory, net of reserves, consisted of the following as of December 31:

($ in millions)	2025	2024
New powersports vehicles	$197.3	$184.9
Pre-owned powersports vehicles	38.0	34.3
Parts, accessories and other	22.1	21.4
Total inventory	$257.4	$240.6
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
Vehicle Floor Plan Notes Payable
Floor plan notes payable consisted of the following as of December 31:

($ in millions)	2025	2024
Vehicle floor plan notes payable (trade)	$97.0	$73.5
Vehicle floor plan notes payable (non-trade)(1)	121.4	136.4
Total floor plan debt	$218.4	$209.9
(1) Includes a related-party pre-owned inventory floor plan line (see Note 15).
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
New vehicle floor plan facilities generally utilize SOFR or ADB (Average Daily Balance)-based interest rates and generally ranged between 6.5% and 16.6% as of December 31, 2025. Pre-owned vehicle floor plan facilities are based on prime or SOFR and ranged between 7.0% and 8.3% as of December 31, 2025. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities as of December 31, 2025 was $341.5 million.
NOTE 5 – PROPERTY AND EQUIPMENT, NET
The following table summarizes property and equipment, net, as of December 31:

($ in millions)	2025	2024
Land	$11.5	$11.5
Buildings and improvements	39.9	39.9
Leasehold improvements	19.2	16.1
Furniture, fixtures and equipment	7.6	8.3
Technology development	9.0	9.7
Vehicles	11.5	12.6
Total property and equipment	98.7	98.1
Less: accumulated depreciation and amortization	38.2	34.6
Total	$60.5	$63.5

NOTE 6 – FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS
Franchise rights and other intangible assets as of December 31 were comprised of the following:

($ in millions)	2025	2024
Indefinite-lived intangible assets:
Franchise rights(1) as of January 1	$161.0	$200.3
Impairment charge	(34.0)	(39.3)
Franchise rights(1) as of December 31	$127.0	$161.0

Goodwill(2) as of January 1	$0.8	$0.8
Impairment charge	(0.8)	—
Goodwill(2) as of December 31	$—	$0.8

Total indefinite-lived intangible assets	$127.0	$161.8

Definite-lived intangible assets, net	$—	$0.1

Total franchise rights and other intangible assets	$127.0	$161.9
(1) Attributed to the powersports reporting unit.
(2) Attributed to the vehicle transportation services reporting unit.
NOTE 7 – ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
The following table summarizes accounts payable and other current liabilities as of December 31:

($ in millions)	2025	2024
Current portion of operating lease liabilities	$22.7	$24.3
Compensation and benefits	11.9	9.7
Accounts payable	9.6	5.8
State and local taxes	10.2	9.9
Interest	6.1	8.1
Customer deposits	3.8	2.9
Professional fees	0.7	0.6
Other	12.7	14.1
Total	$77.7	$75.4

NOTE 8 – LONG-TERM DEBT
Long-term debt consisted of the following as of December 31:

($ in millions)	2025	2024
Term Loan Credit Agreement due September 2027(1)	$207.7	$227.1
Subordinated Loans due August 2028(2)	10.0	—
6.75% convertible senior notes	—	38.8
Notes payable for fleet vehicles and other(3)	1.1	1.5
Total principal amount	218.8	267.4
Less: Unamortized discount and debt issuance costs	(11.2)	(16.3)
Total debt	207.6	251.1
Less: Current portion of long-term debt	(0.4)	(39.1)
Long-term debt	$207.2	$212.0
(1) Interest payments are required quarterly. Fair value was $215.7 million and $243.8 million as of December 31, 2025 and 2024, respectively. Interest rates were 11.9% and 13.6% as of December 31, 2025 and 2024, respectively.
(2) Fair value was $8.7 million as of December 31, 2025. See Note 15 for a description of the Subordinated Loans, which are with related parties.
(3) Carrying value approximates fair value due to the nature of this debt.
As of December 31, 2025, principal payments on our long-term debt were due as follows ($ in millions):

Year	Amount
2026	$0.4
2027	207.7
2028	10.7
Total debt payments	$218.8

Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC, (“Oaktree”) as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 3.00%, plus an applicable margin of 7.75%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 6.75%. At the Company’s option, 1.0% of interest may be paid in kind. Interest expense was $36.8 million in 2025 and $42.1 million in 2024 and included amortization of debt discount and deferred issuance costs of $8.7 million and $7.5 million, respectively.
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
On August 10, 2025, the parties to the Credit Agreement executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) required the Company to prepay $20.0 million of the borrowings under the Credit Agreement (“Senior Loans”) using the proceeds of the Subordinated Loans, as defined in Note 15, and other funds; (iii) reduced the interest rate applicable to the Senior Loans by 0.5% per annum, which is reflected in the interest rates described above; (iv) added certain reporting covenants; (v) added milestones requiring the Company to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates the Company (a) reduces the outstanding principal amount of the Senior Loans to the lesser of (1) $150 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement. In connection with

Amendment No. 10, the Company will pay a customary exit fee equal to $2.1 million, representing 1.0% of the aggregate outstanding principal amount due under the Credit Agreement at the time of the execution of the amendment after giving effect to the aforementioned prepayment of borrowings, that is due at the maturity of the Credit Agreement or thee payoff date of all obligations under the Credit Agreement. Due to the extension of the maturity date and the reduced rate described above, the new effective interest rate for borrowings under the Credit Agreement is lower than it was prior to the debt modification.

Pursuant to Amendment No. 10, on August 28, 2025, the Company amended and restated warrants, dated August 14, 2023, between the Company and each applicable Lender to (i) reset the strike price at a 25% premium to the 30-day post-announcement volume weighted average trading price of the Company Class B common stock and (ii) extended the term of such warrants to August 10, 2030. See Note 10.
The Company is subject to certain maximum leverage ratio financial covenants and minimum liquidity financial covenants under the Credit Agreement. The Company was in compliance with all financial and non-financial covenants in the Credit Agreement at December 31, 2025 and has classified obligations under the Credit Agreement as a non-current liability.
6.75% Convertible Senior Notes
The 6.75% convertible senior notes (the “Notes”) were outstanding pursuant to an Indenture (the “Indenture”), by and between the Company and Wilmington Trust, National Association as the Trustee and collateral agent for the Trustee and the holders of the Notes (in such capacity, the “Indenture Collateral Agent”). The Indenture included customary representations, warranties and covenants by the Company and customary closing conditions. The Notes bore interest at 6.75% per annum that was payable semiannually on January 1 and July 1 of each year. The entire balance of the Notes is included in the current portion of long-term debt in the accompanying Consolidated Balance Sheet at December 31, 2024. The Notes matured on January 1, 2025 and were repaid on January 2, 2025.
NOTE 9 – LEASES
Supplemental information related to leases as of December 31 was as follows ($ in millions):

Leases	Balance Sheet Classification	2025	2024
Assets:
Operating lease assets	ROU assets	$150.4	$157.1
Finance lease assets	Property and equipment, net	42.0	43.8
Total		$192.4	$200.9
Liabilities:
Current
Operating	Accounts payable and other current liabilities	22.7	$24.3
Non-Current
Operating	Long-term portion of operating lease liabilities	128.0	129.8
Finance	Other long-term liabilities	49.6	48.8
Total lease liabilities		$200.3	$202.9
The weighted-average remaining lease terms and discount rates for our operating and financing leases as of December 31 for the corresponding year were as follows:

	2025	2024
Weighted average remaining lease term (years):
Operating leases	13.5	13.6
Finance leases	37.7	38.7
Weighted average discount rate:
Operating leases	14.2%	14.3%
Finance leases	9.0%	9.0%

The following table provides information related to the lease costs of finance and operating leases ($ in millions):

Lease Expense	Income Statement Classification	2025	2024
Operating(1)	SG&A expenses	$32.2	$33.3

Finance:
Depreciation on assets	Depreciation and amortization expense	3.0	3.1
Interest on lease liabilities	Interest expense	4.6	4.6
Total lease costs		$39.8	$41.0
(1) Net of sublease income of $2.1 million in 2025 and $0.6 million in 2024.
The following table provides information related to the portion of operating lease assets and liabilities which are attributable to related-party operating leases (described in Note 15) at December 31 ($ in millions):

Leases	2025	2024
Assets:
ROU assets – related party	$100.6	$106.3
All other ROU assets	49.8	50.8
Total	$150.4	$157.1

Liabilities:
Current:
Current portion of lease liabilities – related party	$14.4	$14.6
Current portion of lease liabilities – all other leases	8.3	9.7
Total current liabilities	22.7	24.3
Non-Current:
Long-term portion of lease liabilities – related party	97.8	101.5
Long-term portion of lease liabilities – all other leases	30.2	28.3
Total non-current liabilities	128.0	129.8
Total operating lease liabilities	$150.7	$154.1
Supplemental cash flow information related to leases was as follows:

($ in millions)	2025	2024
Cash payments for operating leases	$30.5	$30.5
New assets obtained in exchange for operating lease liabilities	8.0	5.9
Cash payments for finance leases	3.8	3.8
The following table summarizes the future minimum payments for leases as of December 31, 2025:

($ in millions)	Operating Leases	Finance Lease
2026	$28.9	$3.9
2027	28.0	4.0
2028	23.9	4.1
2029	22.3	4.2
2030	21.8	4.2
Thereafter	235.8	197.4
Total lease payments	360.7	217.8
Less imputed interest	(210.0)	(168.2)
Present value of lease liabilities	$150.7	$49.6

2024 Sale-Leaseback Transaction

In December 2024, the Company entered into a sale-leaseback transaction with a related party discussed in more detail in Note 15. Under these agreements, the Company sold one of its dealership properties, including land, buildings and certain improvements, at a price of $4.0 million and then leased the assets back from a related party through the transaction. The assets sold were removed from the Company’s records, and we recognize rent expense related to the leased assets. The ROU asset and liabilities related to this lease are on our consolidated balance sheets.

NOTE 10 – STOCKHOLDERS' EQUITY (DEFICIT)
Stock-Based Compensation
The Company has a stockholder-approved stock incentive plan (as amended, the “Plan”) allowing for the issuance of restricted stock units (“RSUs”), stock options (“Options”), and other equity awards (collectively, “Awards”). As of December 31, 2025, there were 5,791,461 shares of Class B common stock that had been authorized for issuance under the Plan, of which 653,740 shares remained available for future issuance. RSUs and Options vest either based on continued service by the recipient of the Award to the Company over a period of up to three years or by achievement of a performance target. Options generally expire ten years after the grant date. Unamortized stock-based compensation expense as of December 31, 2025 was $3.6 million, which is expected to be amortized over a weighted-average period of 2.0 years.
Stock-based compensation expense was as follows:

($ in millions)	2025	2024
Restricted stock units	$2.8	$3.9
Options	(0.7)	0.7
Total stock-based compensation	$2.1	$4.6
Restricted Stock Units
RSU activity was as follows:

	Number of RSUs	Weighted -Average Grant Date Fair Value
Unvested at December 31, 2024	647,555	$4.94
Granted	2,599,382	1.90
Vested	(494,375)	3.92
Forfeited	(216,829)	3.05
Unvested at December 31, 2025	2,535,733	$2.18

Valuation of Restricted Stock Units with Stock Performance Hurdles
The assumptions used to estimate the fair value of grants with market performance hurdles were as follows:

	2025	2024
Stock price hurdles for vesting(1)	$11.00 to $23.00	$12.00 to $22.00
Fair value price per share	$0.58	$3.91
Volatility	90.0%	90.0%
Expected term (years)	3.0	3.0
Risk-free interest rate	3.8%	4.4%
Dividend yield	—	—
(1) In order for the award to vest, the value of Class B common stock must reach and remain at or above the threshold price for a period of 20 days for the 2025 grants and 30 days for the 2024 grants (in addition to recipient remaining an employee and other terms of the grant agreements).

The following is a summary of the Options (including Performance Options) activity:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2024	825,325	$5.88	9.0	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited or expired	(825,125)	5.85	—	—
Outstanding at December 31, 2025	200	$81.60	3.6	$—

Vested / exercisable at December 31, 2025	200	$81.60	3.6	$—
Unvested as of December 31, 2025	—	$—	—	$—
No stock options were exercised during 2025 or 2024. The 825,000 Performance Options unvested as of the end of 2024 were forfeited effective January 13, 2025 due to the resignation of our former Chief Executive Officer (“CEO”).
2024 Rights Offering
The Company commenced a $10.0 million rights offering on November 26, 2024 that expired on December 12, 2024. To effect this rights offering, the Company’s existing stockholders were granted a dividend of subscription rights to purchase a designated number of shares of Class B common stock at a price of $4.18 per share. Pursuant to the terms of a standby purchase agreement with related party Stone House Capital Management, LLC, a Delaware limited liability company (“Stone House”), Stone House acquired $1.5 million of Class B common stock that had not been purchased by other existing stockholders. Net proceeds after costs incurred to effect the rights offering were $9.1 million. These net proceeds reflect $0.7 million of costs that were accrued and not yet paid as of December 31, 2024. The transaction resulted in the issuance of 2.4 million new shares of Class B common stock. The Company used cash proceeds from this rights offering to pay a portion of the amount due under the 6.75% convertible senior notes on January 2, 2025.
Class B Common Stock Warrants
In 2023, the Company issued warrants to Oaktree and the lenders party to the Credit Agreement to purchase up to 1.2 million shares of Class B common stock at an exercise price that was subject to adjustment based on the terms of the Credit Agreement (“Old Warrants”). The parties to the Credit Agreement executed Amendment No. 10 on August 10, 2025. As required by Amendment No. 10, the Company amended these warrants and extended their term to August 10, 2030 (“New Warrants”). The strike price of the New Warrants was set at $4.02 following the measurement period and is subject to certain adjustments as defined in the Credit Agreement. These warrants were classified as equity, and the incremental fair value of the New Warrants, which was recorded as additional paid-in capital, was determined to be $1.1 million higher than the Old Warrants using the Black-Scholes option pricing model with the following assumptions as of the valuation date:

	New Warrants	Old Warrants
Strike price	see note(1)	$11.09
Stock price on valuation date	$2.00	$2.00
Volatility	90.0%	90.0%
Expected term (years)	5	3
Risk-free interest rate	3.9%	3.7%
Annual variance	81.0%	81.0%
Dividend yield	—	—
(1) The strike price for the new warrants was estimated using a Monte Carlo simulation, as the actual exercise price was not yet known as of the valuation date (i.e., the lesser of $11.09 or a 25% premium to the volume-weighted average price of the Company’s Class B common stock over trading days that extended beyond the valuation date).
Preferred Stock
The Company has authorized 10 million shares of $0.001 par value preferred stock, with none issued or outstanding as of December 31, 2025 or 2024.

NOTE 11 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

($ in millions)	2025	2024
Compensation and related costs	$147.0	$159.4
Facilities	45.7	45.2
General and administrative	30.1	32.3
Advertising, marketing and selling	15.1	19.1
Professional fees	14.7	13.0
Stock-based compensation	2.1	4.6
Technology development and software	1.6	1.8
Total selling, general and administrative expenses	$256.3	$275.4

NOTE 12 – INCOME TAXES
The components of the loss before income taxes were as follows:

($ in millions)	2025	2024
Domestic	$(52.1)	$(78.8)
Foreign	—	—
Loss before income taxes	$(52.1)	$(78.8)
The components of the income tax provision (benefit) were as follows:

($ in millions)	2025	2024
Current
Federal	$—	$(0.1)
State	0.3	0.3
Total current income tax expense	0.3	0.2
Deferred
Federal	—	(0.2)
State	—	(0.2)
Total deferred income tax provision (benefit)	—	(0.4)
Income tax provision (benefit)	$0.3	$(0.2)
A reconciliation of the statutory U.S. federal income tax rate of 21.0% to our effective income tax rate follows:

($ in millions)	2025		2024
U.S. Federal statutory rate	$(10.9)	21.0%	$(16.5)	21.0%
State and local, net of federal benefit	0.2	(0.4)%	0.1	(0.1)%
Tax credits (Work Opportunity Credit)	(0.6)	1.1%	—	—%
Change in valuation allowance	10.9	(20.9)%	15.9	(20.1)%
Nondeductible or nontaxable items	0.4	(0.8)%	0.1	(0.1)%
Other reconciling items	0.3	(0.6)%	$0.2	(0.3)%
Effective tax rate	$0.3	(0.6)%	$(0.2)	0.4%

For both 2025 and 2024, the state and local effective tax rate was primarily driven by operations in Texas, which accounted for more than 50% of the total state and local tax impact.

The nature, effect, and underlying causes of the material items within the state and local category primarily relate to the apportionment of income based on the specific sales and payroll factors within the significant jurisdictions, as well as certain state-specific tax credits and incentives.

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

($ in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$33.0	$33.8
Business interest carryforward	37.8	31.5
Lease liabilities	47.4	47.4
Goodwill and intangible assets	46.3	46.9
Accrued liabilities	3.4	0.6
Transaction costs	1.0	1.1
Tax credits	0.6	—
Stock-based compensation	0.2	0.4
Other	1.2	—
Total gross deferred tax assets	170.9	161.7
Valuation allowance	(122.9)	(113.0)
Deferred tax assets, net	48.0	48.7
Deferred tax liabilities:
ROU assets	35.5	36.5
Property and equipment	12.1	12.2
Debt issuance costs amortization	0.2	—
Other	0.2	—
Deferred tax liabilities	48.0	48.7
Net deferred tax asset (liability)	$—	$—
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. As of December 31, 2025 and 2024, management has evaluated the realizability of the Company’s deferred tax assets and recorded a valuation allowance against the Company’s federal and state deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized based on the evidence evaluated.

($ in millions)	2025	2024
Valuation allowance as of beginning of the year	$113.0	$93.6
Increases recorded to income tax provision	9.9	19.4
Valuation allowance as of end of year	$122.9	$113.0
As of December 31, 2025 and 2024, the Company has federal net operating loss carryforwards of $139.2 million and $140.2 million, all of which were generated in years beginning in 2018 and can be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of $85.7 million and $100.2 million, respectively, a portion of which begin to expire in 2029. As a result of various ownership changes, the Company’s federal and state net operating losses are subject to limitations under Internal Revenue Code Section 382.
The components of income taxes paid (received) were as follows:

($ in millions)	2025	2024
Federal	$—	$(0.3)
State	0.4	(0.5)
Foreign	—	—
Total income taxes paid (received)	$0.4	$(0.8)

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

($ in millions)	2025	2024
State
Florida	0.1	$(0.7)
Texas	0.3	0.2
We do not have unrecognized tax benefits related to uncertain tax positions. Tax years 2021 through 2024 remain open to examination by the U.S. federal and state taxing jurisdictions, as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have been or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress.
NOTE 13 – LOSS PER SHARE
The following common stock equivalents were outstanding as of December 31 were excluded from the calculations of loss per share because they were anti-dilutive or because their market condition had not been met:

(Shares in millions)	2025	2024
Unvested RSUs and PSUs	2.5	0.6
Warrants to purchase shares of Class B Common Stock	1.2	1.2
Shares issuable in connection with 6.75% convertible senior notes	—	1.3
Stock options	—	0.8

NOTE 14 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including noncash investing and financing activity:

($ in millions)	2025	2024
Supplemental Disclosure of Cash Flow Information(1):
Cash paid for interest	$45.7	$49.5
Cash paid (received) for taxes, net	0.4	(0.8)
Non-cash Investing and Financing Activities:
Fair value of warrants issued as financing costs	1.1	—
(1) For supplemental cash flow information related to leases, see Note 9.
Cash paid for interest included $11.1 million in 2025 and $15.4 million in 2024 of interest paid to finance floor plan inventory.
The following table provides a reconciliation of cash and restricted cash as of December 31 reported within the accompanying consolidated balance sheets that sum to the amounts shown in the accompanying consolidated statements of cash flows:

($ in millions)	2025	2024
Cash and cash equivalents	$29.5	$85.3
Restricted cash(1)	13.4	11.4
Total cash and restricted cash	$42.9	$96.7
(1)Amounts included in restricted cash are primarily comprised of the deposits required under the certain of the Company’s floor plan lines.

NOTE 15 – RELATED PARTY TRANSACTIONS
Subordinated Loans with Related Parties

On August 25, 2025, the Company issued separate unsecured subordinated promissory notes (collectively, the “Subordinated Loans”) payable to each of SH Capital Partners, L.P. (an entity controlled by Mark Cohen, who is a holder of the Company’s Class B common stock and a member of the Board), Face Canyon LLC (an entity controlled by William Coulter), and Mark Tkach (collectively, the “Lenders”) to evidence $3.3 million of unsecured subordinated loans made by each Lender to the Company. William Coulter (“Coulter”) and Mark Tkach (“Tkach”) are both directors and former executive officers of the Company and holders of the Company’s Class B common stock. The Company used the aggregate gross proceeds of the Subordinated Loans, or $10.0 million, to prepay outstanding principal amounts owed under the Credit Agreement (as defined in Note 8), which was a requirement set forth in Amendment No. 10 (as defined in Note 8). The Subordinated Loans bear interest at a rate of 13.0% per annum, payable semi-annually in arrears on the last business day of each February and August, beginning February 27, 2026. Interest is in-kind and capitalized to the principal balance of the Subordinated Loans. Each Subordinated Loan matures on August 31, 2028, unless earlier repaid or accelerated in accordance with its terms.

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

The Subordinated Loans are contractually subordinated in right of payment to the loans outstanding under the Company’s Credit Agreement. Interest expense on the Subordinated Loans was $0.5 million in 2025.
Leases
As of December 31, 2025, the Company has 26 leases of properties consisting primarily of dealerships and offices from related parties. Each related party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The leases generally have 20-year terms, most of which commenced on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one of which has a purchase option. The aggregate annual rent payments for these leases was approximately $16.9 million in 2025. See Note 9 for the ROU assets and liabilities associated with the related party leases.
Termination Payment Associated with Related Party Lease
In September 2025, the Company paid a $0.5 million fee that was associated with the termination of a lease for a property that was no longer being used in operations. The lease was with an entity controlled by Coulter and Tkach, as the landlord.
Pre-Owned Inventory Floor Plan Line
On December 6, 2024, the Company entered into a floor plan facility agreement with related parties Coulter, Tkach and Ridenow Management LLLP, an entity controlled by Coulter and Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. The amounts owed by the Company to the related parties under this facility were $6.2 million and $15.9 million as of December 31, 2025 and 2024, respectively.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that were employed by the Company during the past two years: one as an executive vice president (“EVP”) and one as a commissioned sales representative. The EVP received aggregate gross pay, including grants of restricted stock, of $0.5 million in 2025 and $0.4 million in 2024, including the income from vested RSUs under the Plan. The second family member received aggregate gross pay of $0.3 million in 2025 and $0.1 million in 2024.

Sale of Property
On December 27, 2024, the Company sold a certain dealership property in Florida to an entity controlled by Coulter and Tkach, for $4.0 million, which was deemed to be at fair market value. The Company then entered into an operating lease with an entity controlled by Coulter and Tkach commencing on December 28, 2024 with initial annual base rent of $0.3 million and is included in “Leases” above.
2024 Backstop Purchase
On December 19, 2024, under the terms of the Support and Standby Purchase Agreement dated as of November 26, 2024 (the “Support and Standby Purchase Agreement”), among the Company, Stone House Capital Management, LLC, (together with its affiliates, “Stone House” or “Standby Purchaser”), and Coulter and Tkach (collectively, the “Support Purchasers” and, together with the Standby Purchaser, the “Investors”), the Company issued and sold to the Standby Purchaser 349,333 shares of Class B common stock at an exercise price of $4.18 per share (the “Backstop Securities”) for an aggregate purchase price of approximately $1.5 million. The Backstop Securities represented the shares of the Company’s Class B common stock that remained unsubscribed for by the stockholders of the Company as of the expiration of the subscription period of its $10.0 million rights offering.
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

NOTE 16 - SEGMENT REPORTING
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. Our CODM is our Chairman and CEO. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the reportable segment, which excludes impairment charges, loss (gain) on the sale of assets, and amortization and depreciation that are included in operating income (loss) on the consolidated statement of operations and includes floor plan interest expense, which is not included in operating income (loss) on the consolidated statements of operations. Accordingly, the segment operating income is shown below with a reconciliation to operating loss as reported on the consolidated statements of operations. The CODM uses segment operating income in the annual budget and forecasting process and considers budget-to-actual variances on a periodic basis.
We had two reportable segments for 2025 and 2024: (1) powersports dealership group and (2) vehicle transportation services. The powersports dealership group segment is primarily comprised of powersports dealerships that sell new and pre-owned powersports vehicles; parts, service and accessories; and finance and inventory products for powersports vehicles sold. The vehicle transportation services segment, which ceased operations at the end of 2025, provided nationwide transportation brokerage services between dealerships and auctions.
The powersports dealership group segment is significantly larger and requires more investment than our vehicle transportation services segment required. The operating income for the powersports segment includes operating overhead and corporate costs. The most significant costs for both segments are their cost of revenue and compensation-related costs. Assets are not used for purposes of assessing performance or allocating resources and, as a result, such information has not been presented.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated, Eliminations and Adjustments	Total
2025
Revenue from external customers:
Powersports vehicles	$778.8	$—	$—	$778.8
Parts, service and accessories	197.8	—	—	197.8
Finance and insurance, net	97.3	—	—	97.3
Vehicle transportation services	—	8.6	—	8.6
Total revenue	1,073.9	8.6	—	1,082.5
Cost of revenue:
Powersports vehicles	672.2	—	—	672.2
Parts, service and accessories	105.5	—	—	105.5
Vehicle transportation services	—	6.8	—	6.8
Total cost of revenue	777.7	6.8	—	784.5
Gross profit	296.2	1.8	—	298.0
Compensation and related costs	145.4	1.6	—	147.0
Facilities	45.5	0.2	—	45.7
Other operating expenses(1)	62.8	0.8	—	63.6
Impairment of intangible assets	—	—	34.8	34.8
Depreciation and amortization	—	—	9.0	9.0
Gain on sale of assets	—	—	(1.9)	(1.9)
Floor plan interest expense	11.0	—	(11.0)	—
Operating income (loss)	$31.5	$(0.8)	$(30.9)	$(0.2)
Floor plan interest expense				11.0
Other interest expense				41.5
Other income				(0.6)
Loss before income taxes				$(52.1)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees, and stock-based compensation expenses. The detail for such expenses on a consolidated basis is included in Note 11 and is attributable to the Powersports Dealership Group except for $0.8 million that was in Vehicle Transportation Services.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated, Eliminations and Adjustments	Total
2024
Revenue from external customers:
Powersports vehicles	$842.6	$—	$—	$842.6
Parts, service and accessories	206.2	—	—	206.2
Finance and insurance, net	102.4	—	—	102.4
Vehicle transportation services	—	58.0		58.0
Total revenue	1,151.2	58.0	—	1,209.2
Cost of revenue:
Powersports vehicles	738.6	—	—	738.6
Parts, service and accessories	111.7	—	—	111.7
Vehicle transportation services	—	44.6	—	44.6
Total cost of revenue	850.3	44.6	—	894.9
Gross profit	300.9	13.4	—	314.3
Compensation and related costs	152.4	7.0	—	159.4
Facilities	45.0	0.2	—	45.2
Other operating expenses(1)	70.1	0.7	—	70.8
Impairment of franchise rights	—	—	39.3	39.3
Depreciation and amortization	—	—	14.3	14.3
Loss on sale of assets	—	—	0.5	0.5
Floor plan interest expense	16.0	—	(16.0)	—
Operating income (loss)	$17.4	$5.5	$(38.1)	$(15.2)
Floor plan interest expense				16.0
Other interest expense				48.1
Other income				(0.5)
Loss before income taxes				$(78.8)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees, and stock-based compensation expenses. The detail for such expenses on a consolidated basis is included in Note 11 and is attributable to the Powersports Dealership Group except for $0.7 million that was in Vehicle Transportation Services.
NOTE 17 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2025 the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation
On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covers documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by the Company’s former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the company’s RideNow Cash Offer tool. The Company is in the process of gathering and has commenced production of the requested documents.
The Company cannot predict the ultimate outcome or timing of the SEC investigation, what, if any, actions may be taken by the SEC or the effect that such actions may have on the business, prospects, operating results and financial condition of the Company.
Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as CEO (the “CEO Resignation Letter”) and on July 7, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as a member of the Board of Directors (the “Board Resignation Letter” and together with the CEO Resignation Letter, the “Resignation Letters”). In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letters. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. The parties are now engaged in discovery. The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what further actions, if any, may be taken with regard to the investigation allegations. We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit was $9.4 million. We do not believe that it is probable that any outstanding letters of credit will be drawn upon.