Form 10-Q
period 2026-03-31
RideNow Group, Inc.
filed 2026-05-14
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). x Yes o No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	x	Smaller reporting company	x
		Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of shares of Class B common stock, $0.001 par value, outstanding on May 8, 2026 was 38,537,176 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on May 8, 2026.

RideNow Group, Inc.
Form 10-Q

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report") contains "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "estimates," "anticipates," "expects," "intends," "plans," "seeks," or words of similar meaning, or future or conditional verbs, such as "may," "will," "should," "could," "aims," "intends," or "projects," and similar expressions, whether in the negative or the affirmative. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our future results of operations and financial position, the sufficiency of our liquidity and capital resources, our ability to refinance or repay our indebtedness on or prior to its maturity, including our ability to meet the refinancing milestones under our Credit Agreement, our plans to remediate material weaknesses in internal control over financial reporting, the anticipated outcome and impact of pending legal proceedings, industry and business trends, general macroeconomic and market conditions, business strategy, plans, market growth, potential growth opportunities for the business, and our objectives for future operations.

You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under the sections titled "Risk Factors" and “Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this Quarterly Report may turn out to be incorrect. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RideNow Group, Inc.
Condensed Consolidated Balance Sheets
(amounts in millions, except per share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$30.2	$29.5
Restricted cash	16.2	13.4
Accounts receivable, net	31.2	28.9
Inventory, net	302.5	257.4
Prepaid expense and other current assets	4.7	5.5
Total current assets	384.8	334.7
Property and equipment, net	60.2	60.5
Right-of-use assets	148.7	150.4
Franchise rights	127.0	127.0
Other assets	1.0	1.0
Total assets	$721.7	$673.6
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$82.3	$77.7
Vehicle floor plan notes payable	263.0	218.4
Current portion of long-term debt	0.9	0.4
Total current liabilities	346.2	296.5
Long-term liabilities:
Long-term debt, net of current maturities	210.4	207.2
Operating lease liabilities	126.4	128.0
Other long-term liabilities, including finance lease obligation	54.9	54.4
Total long-term liabilities	391.7	389.6
Total liabilities	737.9	686.1
Commitments and contingencies
Stockholders' deficit:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 authorized; 38,622,673 issued and 38,499,584 outstanding as of March 31, 2026 and 38,325,595 issued and 38,202,506 outstanding as of December 31, 2025.	—	—
Additional paid-in capital	704.7	704.1
Accumulated deficit	(716.6)	(712.3)
Class B common stock in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' deficit	(16.2)	(12.5)
Total liabilities and stockholders' deficit	$721.7	$673.6
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Operations
(amounts in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Powersports vehicles	$191.9	$172.0
Parts, service and accessories	46.7	46.1
Finance and insurance, net	21.8	21.1
Vehicle transportation services	—	5.5
Total revenue	260.4	244.7

Cost of revenue:
Powersports vehicles	164.1	147.8
Parts, service and accessories	24.7	25.3
Vehicle transportation services	—	4.4
Total cost of revenue	188.8	177.5

Gross profit	71.6	67.2

Selling, general and administrative	62.1	61.1
Depreciation and amortization	1.9	2.3

Operating income	7.6	3.8

Other (expense) income:
Floor plan interest expense	(2.4)	(2.8)
Other interest expense	(9.3)	(10.8)
Other (expense) income	(0.1)	0.2
Total other expense	(11.8)	(13.4)

Loss before income taxes	(4.2)	(9.6)
Income tax expense	0.1	0.1
Net loss	$(4.3)	$(9.7)

Weighted average shares - basic and diluted	38,411,689	37,789,149

Net loss per share - basic and diluted	$(0.11)	$(0.26)
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(amounts in millions)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
December 31, 2025	50,000	38,202,506	$704.1	$(712.3)	123,089	$(4.3)	$(12.5)
Stock-based compensation	—	297,078	0.6	—	—	—	0.6
Net loss	—	—	—	(4.3)	—	—	(4.3)
March 31, 2026	50,000	38,499,584	$704.7	$(716.6)	123,089	$(4.3)	$(16.2)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Equity
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	74,250	(0.1)	—	—	—	(0.1)
Net loss	—	—	—	(9.7)	—	—	(9.7)
March 31, 2025	50,000	37,792,092	$700.8	$(669.6)	123,089	$(4.3)	$26.9
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(amounts in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4.3)	$(9.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.9	2.3
Amortization of debt discount and issuance costs	1.6	2.5
Stock-based compensation	0.6	(0.1)
Interest paid-in-kind capitalized to debt principal	1.2	0.8
Changes in operating assets and liabilities:
Accounts receivable	(2.3)	3.7
Inventory	(45.1)	(32.0)
Prepaid expenses and other assets	0.8	0.9
Other liabilities	0.7	0.3
Accounts payable and accrued liabilities	4.6	(0.1)
Floor plan trade note borrowings, net	12.7	24.5
Net cash used in operating activities	(27.6)	(6.9)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(0.6)	(0.5)
Technology development	(0.1)	—
Net cash used in investing activities	(0.7)	(0.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(0.1)	(38.8)
Net increase in borrowings from non-trade floor plans	31.9	6.5
Other	—	(0.8)
Net cash provided by (used in) financing activities	31.8	(33.1)
NET CHANGE IN CASH AND RESTRICTED CASH	3.5	(40.5)
Cash and restricted cash at beginning of period	42.9	96.7
Cash and restricted cash at end of period	$46.4	$56.2
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except per share data)
NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Effective August 13, 2025, we changed our corporate name to RideNow Group, Inc. (the “Company”) and updated the ticker symbol for our Class B common stock to RDNW on The NASDAQ Stock Market. Founded in 2013 and public since 2017, the Company has grown primarily through strategic acquisitions and, as of August 13, 2025, relocated its headquarters from Irving, Texas, to Chandler, Arizona.
Historically, the Company operated through two segments: a powersports dealership group and a vehicle transportation services business. However, following the cessation of our asset-light transportation services at the end of December 2025, the Company now operates as a single operating and reportable segment focused exclusively on our powersports dealership group.
We operated 48 locations as of March 31, 2026, primarily situated in the Sunbelt region. We provide a comprehensive selection of new and pre-owned motorcycles, ATVs, side-by-sides (SXS), personal watercraft (PWC), and other powersports products.
Unless the context requires otherwise, references in these financial statements to “RideNow Group,” “RideNow,” the “Company,” “we,” “us,” and “our” refer to RideNow Group, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. Year-end balance sheet data was derived from audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”) filed with the SEC on March 13, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the entire fiscal year. Intercompany accounts and material intercompany transactions have been eliminated.
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

Recent Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, we do not currently plan to adopt this standard early. This ASU will likely result in additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
NOTE 2 – REVENUE
The following tables show revenue disaggregated by major lines of goods and services and timing of transfer of goods and services.

	Three Months Ended March 31,
($ in millions)	2026	2025
Revenue
New vehicles	$135.0	$120.1
Pre-owned vehicles	52.0	48.1
Wholesale	4.9	3.8
Total powersports vehicles	191.9	172.0

Parts, service and accessories	46.7	46.1
Finance and insurance, net	21.8	21.1
Vehicle transportation services	—	5.5
Total revenue	$260.4	$244.7

Timing of revenue recognition
Goods and services transferred at a point in time	$240.6	$221.1
Goods and services transferred over time	19.8	23.6
Total revenue	$260.4	$244.7
NOTE 3 – ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following:

($ in millions)	March 31, 2026	December 31, 2025
Contracts in transit(1)	$16.6	$13.7
Trade receivables(2)	6.3	5.9
Factory receivables(3)	8.6	9.6
	31.5	29.2
Less: allowance for doubtful accounts	0.3	0.3
	$31.2	$28.9
(1) Balance as of January 1, 2025 was $10.2 million.
(2) Balance as of January 1, 2025 was $13.7 million.
(3) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 4 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE
Net inventory as of March 31, 2026 and December 31, 2025 were as follows:

($ in millions)	March 31, 2026	December 31, 2025
New powersports vehicles	$228.8	$197.3
Pre-owned powersports vehicles	50.3	38.0
Parts, accessories and other	23.4	22.1
Inventory, net	$302.5	$257.4
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables shown below are reflective of the gross cost of the powersports vehicle.

Vehicle Floor Plan Notes Payable

Floor plan notes payable as of March 31, 2026 and December 31, 2025 were as follows:

($ in millions)	March 31, 2026	December 31, 2025
Floor plans notes payable (trade)	$109.7	$97.0
Floor plans notes payable (non-trade)(1)	153.3	121.4
Floor plan notes payable	$263.0	$218.4
(1) Includes a related-party pre-owned inventory floor plan line. See Note 12.
The Company relies on its floor plan vehicle financing credit lines (“Floor Plan Lines”) to finance new and pre-owned powersports vehicle inventory at its retail locations. Inventory serves as collateral under floor plan notes payable borrowings. The inventory balance in its entirety also serves as collateral under the Credit Agreement (as defined in Note 6). Floor plan notes payable (trade) reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned powersports vehicle inventory with corresponding manufacturers' captive finance subsidiaries (“trade lenders”). Floor plan notes payable (non-trade) represents amounts borrowed to finance the purchase of specific new and pre-owned powersports vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable (trade) are reported as operating cash flows, and changes in floor plan notes payable (non-trade) are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
The vehicle floor plan payables may also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within a few business days after the related vehicles are sold.
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”) or Average Daily Balance (“ADB”) based interest rates, which generally ranged between 6.5% and 16.0% as of March 31, 2026. Pre-owned vehicle floor plan facilities are based on prime or SOFR and range between 7.0% and 8.3% as of March 31, 2026. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $362.3 million as of March 31, 2026.
NOTE 5 – FRANCHISE RIGHTS
Franchise rights as of March 31 were comprised of the following:

($ in millions)	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets:
Franchise rights(1)	$127.0	$127.0
Goodwill(2)	—	—
Total franchise rights	$127.0	$127.0
(1) Attributed to the Company's powersports reporting unit.

(2) As a result of the Company’s decision to cease operating the vehicle transportation services business, the Company determined the goodwill associated with the vehicle transportation services business had been impaired. Accordingly, in December 2025, the Company recorded an impairment charge of $0.8 million, which represents the entire balance of goodwill.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

($ in millions)	March 31, 2026	December 31, 2025
Term loan credit agreement due September 2027(1)	$208.2	$207.7
Subordinated Loans due August 2028(2)	10.7	10.0
Notes payable for fleet vehicles and other(3)	2.0	1.1
Total principal amount	220.9	218.8
Less: Unamortized debt discount and issuance costs	(9.6)	(11.2)
Total debt	211.3	207.6
Less: current portion of long-term debt	(0.9)	(0.4)
Long-term debt	$210.4	$207.2
(1) Interest payments are required quarterly. Fair value was $216.9 million and $215.7 million as of March 31, 2026 and December 31, 2025, respectively.
(2) Fair value of $10.8 million and $8.7 million as of March 31, 2026 and December 31, 2025, respectively. See Note 12 for a description of the Subordinated Loans, which are with related parties.
(3) Carrying value approximate fair value due to the nature of this debt.
Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC (“Oaktree”), as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 3.00%, plus an applicable margin of 7.75%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 6.75%. At the Company’s option, up to 1.0% of interest may be paid in kind. The interest rate on March 31, 2026 was 10.7%. Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Credit Agreement.
On August 10, 2025, the parties to the Credit Agreement executed Amendment No. 10 to the Credit Agreement (“Amendment No. 10”), which, among other things: (i) extended the maturity date of the Credit Agreement from August 31, 2026 to September 30, 2027; (ii) required the Company to prepay $20.0 million of the borrowings under the Credit Agreement (“Senior Loans”) using the proceeds of the Subordinated Loans, as defined in Note 12, and other funds; (iii) reduced the interest rate applicable to the Senior Loans by 0.5% per annum, which is reflected in the interest rates described above; (iv) added certain reporting covenants; (v) added milestones requiring the Company to commence a refinancing process prior to September 30, 2026 and complete the refinancing on or prior to November 30, 2026, and provided that failure to achieve such milestones will be an event of default under the Credit Agreement unless, prior to such milestone dates the Company (a) reduces the outstanding principal amount of the Senior Loans to the lesser of (1) $150 million and (2) 3.25x Consolidated EBITDA or (b) both (1) forms a special committee of the Company’s board of directors (the “Board”) to negotiate and recommend to the Board for approval any strategic alternatives, including any recapitalization, refinancing, any transaction resulting in a change of control or a sale of all or substantially all assets of the Company and its subsidiaries and (2) engages an investment banker or financial advisor acceptable to the Administrative Agent to evaluate and execute the strategic alternatives of the Company, and (vi) modified the financial maintenance covenants in the Credit Agreement. In connection with Amendment No. 10, the Company will pay a customary exit fee equal to $2.1 million, representing 1.0% of the aggregate outstanding principal amount due under the Credit Agreement at the time of the execution of the amendment after giving effect to the aforementioned prepayment of borrowings, that is due at the maturity of the Credit Agreement. Due to the extension of the maturity date and the reduced rate described above, the new effective interest rate for borrowings under the Credit Agreement is lower than it was prior to the debt modification.

Pursuant to Amendment No. 10, on August 28, 2025, the Company amended and restated warrants, dated August 14, 2023, between the Company and each applicable Lender to (i) reset the strike price at a 25% premium to the 30-day post-announcement volume weighted average trading price of the Company Class B common stock and (ii) extended the term of such warrants to August 10, 2030. See Note 12.
The Company was in compliance with all financial and non-financial covenants with the Credit Agreement at March 31, 2026, and has classified obligations under the Credit Agreement as non-current liability.
Other Interest Expense

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest expense on:
Term loan(1)	$7.7	$9.8
Finance lease obligation(2)	1.2	1.1
Subordinated Loans(3)	0.3	—
Other, net	0.1	(0.1)
Total	$9.3	$10.8
(1) Includes the amortization of debt discount and issuance costs of $1.6 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Finance lease obligation is reported in other long-term liabilities on the condensed consolidated balance sheets.
(3) Interest is paid in kind on interest payment dates. See Note 12.
NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended March 31,
($ in millions)	2026	2025
Compensation and related costs	$37.1	$34.0
Facilities	10.2	11.2
General and administrative	6.8	7.1
Professional fees	3.4	4.7
Advertising, marketing and selling	3.8	3.8
Stock-based compensation	0.6	(0.1)
Technology development and software	0.2	0.4
Total	$62.1	$61.1

NOTE 8 – STOCK-BASED COMPENSATION

	Three Months Ended March 31,
($ in millions)	2026	2025
Restricted Stock Units	$0.6	$0.6
Stock Options(1)	—	(0.7)
Total	$0.6	$(0.1)
(1) Amount for the three months ended March 31, 2025 represents the reversal of expense for stock options forfeited by our former CEO.
During the three months ended March 31, 2026, the Company granted a total of 227,688 time-vested restricted stock units (predominantly on a pro rata basis over three years) and 56,925 performance-based restricted stock units that vest if and when the Company’s Class B common stock price reaches and sustains a target price of $11.98 for a 20-day trading period within three years. The fair value of the performance-based restricted stock units was estimated using a Monte Carlo model. Unamortized stock compensation expense for all outstanding awards as of March 31, 2026 was $4.7 million.

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
NOTE 9 – INCOME TAXES
The Company recognized income tax expense of $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, representing effective income tax rates of (2.4)% and (1.0)%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in both periods presented was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.
NOTE 10 – LOSS PER SHARE
The following common stock equivalents were outstanding as of March 31, 2026 and 2025 and were excluded from the calculations of loss per share because they were either anti-dilutive or their market condition had not been met:

(Shares in millions)	2026	2025
Unvested restricted stock units	2.4	1.0
Warrants to purchase Class B common stock	1.2	1.2
NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in millions)	2026	2025
Cash paid for interest	$10.4	$12.5
Refunds from taxes, net	(0.1)	—
Cash payments for operating leases	7.1	7.7
Right-of-use assets obtained in exchange for operating lease liabilities	0.9	3.2
Capital expenditures included in debt	0.8	—

Of the cash paid for interest, $2.4 million and $2.4 million in the three months ended March 31, 2026 and 2025, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Condensed Consolidated Statements of Cash Flows:

($ in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Cash	$30.2	$29.5	$41.1
Restricted cash(1)	16.2	13.4	15.1
Total cash and restricted cash	46.4	42.9	56.2
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
NOTE 12 – RELATED-PARTY TRANSACTIONS
Subordinated Loans with Related Parties

On August 25, 2025, the Company issued separate unsecured subordinated promissory notes (collectively, the “Subordinated Loans”) payable to each of SH Capital Partners, L.P. (an entity controlled by Mark Cohen who is a holder of the Company’s Class B common stock and a member of the Board), Face Canyon LLC (an entity controlled by William Coulter), and Mark Tkach (collectively, the “Lenders”) to evidence the $3.3 million of unsecured subordinated loans made by each Lender to the Company. William Coulter (“Coulter”) and Mark Tkach (“Tkach”) are both directors and former executive officers of the Company and holders of the Company’s Class B common stock. The Company used the aggregate gross proceeds of the Subordinated Loans, or $10.0 million, to prepay outstanding principal amounts owed under the Credit Agreement (as defined in Note 6) which was a requirement set forth in Amendment No. 10 (also defined in Note 6). The Subordinated Loans bear interest at a rate of 13.0% per annum, payable semi-annually in arrears on the last business day of each February and August, beginning February 27, 2026. Interest is in-kind and capitalized to the principal balance of the Subordinated Loans. Each Subordinated Loan matures on August 31, 2028, unless earlier repaid or accelerated in accordance with its terms.

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

As of March 31, 2026, the balance of the Subordinated Loans was $10.7 million. Interest expense on the Subordinated Loans was $0.3 million for the three months ended March 31, 2026.
Leases
As of March 31, 2026, the Company had 26 leases of properties consisting primarily of dealerships and offices with related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The leases generally have 20-year terms, most of which commenced on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one of which includes an option to purchase. Rent expense associated with the related-party operating leases was $4.7 million and $4.8 million for the three months ended March 31, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements Of Operations.

The following table provides the amounts for related party leases that were included on the balance sheets:

($ in millions)	March 31, 2026	December 31, 2025
Right-of-use assets	$100.0	$100.6
Current portion of operating lease liabilities(1)	14.4	14.4
Long-term portion of operating lease liabilities	97.7	97.8
(1) Included in accounts payable and other current liabilities.
Pre-Owned Inventory Floor Plan Line
On December 6, 2024, the Company entered into a floor plan facility agreement with related parties Coulter, Tkach and RideNow Management LLLP, an entity controlled by Coulter and Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. The amounts owed by the Company to the related parties under this facility was $7.4 million and $6.2 million as of March 31, 2026 and December 31, 2025, respectively.
Employment of Immediate Family Members
Mr. Tkach has two immediate family members that were employed by the Company during the past two years: one as an executive vice president (“EVP”) and one as a commissioned sales representative in the Company’s vehicle transportation business. The EVP received aggregate gross pay, including grants of restricted stock of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, including the income from vested RSUs under the Plan. The second family member resigned on January 2, 2026, due to the cessation of our vehicle transportation business.
NOTE 13 - SEGMENT INFORMATION
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. The Company’s CODM is its Chairman, Chief Executive Officer and President.
Through December 31, 2025, the Company’s operations were organized into two reportable segments: (1) a powersports dealership group and (2) vehicle transportation services. The Company ceased its vehicle transportation operations at the end of 2025. As a result, effective January 1, 2026, the Company began operating as a single operating and reportable segment.
The CODM manages the powersports segment on a consolidated basis and evaluates performance and allocates resources based on consolidated net (loss) income as reported on the unaudited condensed consolidated statements of operations. Accordingly, the CODM uses consolidated net (loss) income in the annual budget and forecasting process and considers budget-to-actual variances on a periodic basis.

($ in millions)	Powersports Dealership Group	All Other	Total
Three Months Ended March 31, 2026
Revenue:
Powersports vehicles	$191.9	$—	$191.9
Parts, service and accessories	46.7	—	46.7
Finance and insurance, net	21.8	—	21.8
Vehicle transportation services	—	—	—
Total revenue	260.4	—	260.4
Cost of revenue:
Powersports vehicles	164.1	—	164.1
Parts, service and accessories	24.7	—	24.7
Vehicle transportation services	—	—	—
Total cost of revenue	188.8	—	188.8
Gross profit	71.6	—	71.6
Compensation and related costs	37.1	—	37.1
Facilities	10.2	—	10.2
Other operating expenses(1)	14.8	—	14.8
Depreciation and amortization	1.9	—	1.9
Operating income	7.6	—	7.6
Floor plan interest expense	(2.4)	—	(2.4)
Other interest expense	(9.3)	—	(9.3)
Other expense	(0.1)	—	(0.1)
Loss before income taxes			$(4.2)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is primarily attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	All Other	Total
Three Months Ended March 31, 2025
Revenue:
Powersports vehicles	$172.0	—	$172.0
Parts, service and accessories	46.1	—	46.1
Finance and insurance, net	21.1	—	21.1
Vehicle transportation services	—	5.5	5.5
Total revenue	239.2	5.5	244.7
Cost of revenue:
Powersports vehicles	147.8	—	147.8
Parts, service and accessories	25.3	—	25.3
Vehicle transportation services	—	4.4	4.4
Total cost of revenue	173.1	4.4	177.5
Gross profit	66.1	1.1	67.2
Compensation and related costs	33.2	0.8	34.0
Facilities	11.1	0.1	11.2
Other operating expenses(1)	15.8	0.1	15.9
Depreciation and amortization	2.3	—	2.3
Operating income (loss)	3.7	0.1	3.8
Floor plan interest expense	2.8	—	2.8
Other interest expense	10.8	—	10.8
Other income	(0.2)	—	(0.2)
Loss before income taxes			$(9.6)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is primarily attributable to the Powersports Dealership Group.
NOTE 14 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2026, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation

On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covered documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by the Company’s former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s RideNow Cash Offer tool. On April 14, 2026, the SEC informed the Company that, based on information provided to date, it concluded the investigation and does not intend to recommend enforcement action.

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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of March 31, 2026 was $11.6 million. We do not believe that it is probable that any of the letters of credit will be drawn upon.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2025 10-K, as well as our Unaudited Condensed Consolidated Financial Statements and the accompanying condensed notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended March 31, 2026, or first quarter, to the quarter ended March 31, 2025.
Overview
Incorporated in Nevada in 2013, we operate a powersports dealership group which has primarily grown through acquisitions. Prior to January 1, 2026, we operated through two operating segments: a powersports dealership group and as a vehicle transportation services provider. In December 2025, we ceased operations related to our vehicle transportation services business.
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles (“SXS”), personal watercraft (“PWC”), and other powersports products.
We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Further, we offer a full suite of powersports repair and maintenance services. As of March 31, 2026, we operated 48 retail dealerships located predominantly in the Sunbelt region. Additionally, we source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer tool.
Macroeconomic Conditions
Our results of operations and financial condition are significantly influenced by general macroeconomic conditions that affect consumer confidence and discretionary spending. During the first quarter of 2026, we continued to navigate a complex economic environment characterized by shifting trade policies, fluctuating interest rates, and broader inflationary pressures.
The powersports industry is currently facing heightened volatility due to evolving U.S. tariff regimes. Recent adjustments to tariff structures have the potential to increase our cost of sales. While we work closely with our Original Equipment Manufacturer (OEM) partners to mitigate these costs, any sustained increase in tariffs may lead to higher vehicle MSRPs. We continue to monitor these developments, including potential relief from recently introduced tariff refund systems, but further expansion of trade barriers could compress our margins or reduce consumer demand due to price elasticity.
Additionally, our business is sensitive to the interest rate environment. Elevated interest rates affect us in two primary ways:
•Consumer Financing: Higher borrowing costs increase the monthly payment burden for our customers, many of whom rely on financing for their purchases. This can lead to a shift in product mix toward lower-priced units or a decrease in overall unit volume.

•Floorplan Carrying Costs: Our floorplan interest expense is tied to variable rates. While we have implemented aggressive inventory management strategies, sustained high rates increase the cost of maintaining our inventory.

General macroeconomic uncertainty, including concerns regarding labor market stability and persistent cost-of-living increases, has led to more cautious spending patterns among our core demographic. While we have seen resilience in certain premium segments, the broader consumer base is increasingly focused on affordability. If economic conditions deteriorate or if "stagflationary" pressures, where inflation persists alongside cooling economic growth intensify, we may experience further declines in same-store revenue and unit sales.

Key Operating Metrics
We regularly review a number of key operating metrics such as revenue, sales volume and gross profit in order to manage the business and evaluate financial and operating performance. Key factors impacting our operating results include increasing brand awareness; maximizing the opportunity to source vehicles from consumers, dealers, and auctions; and enhancing the selection and timing of vehicles we make available for sale to our customers. We review these metrics in total. As previously disclosed, we sold or closed five underperforming stores during 2025. As a result, management has also begun reviewing metrics on a same store basis. Same store measures reflect results for stores that were operating during the three months ended March 31, 2026 and 2025, respectively, and exclude fleet sales. We believe same store metrics assist in providing insight on operating trends within our core business.
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

Results of Operations
Revenue and Gross Profit

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Revenue
Powersports vehicles	$191.9	$172.0	$19.9	12%
Parts, service and accessories	46.7	46.1	0.6	1%
Finance and insurance, net	21.8	21.1	0.7	3%
Total powersports revenue	260.4	239.2	21.2	9%
Vehicle transportation services	—	5.5	(5.5)	(100)%
Total Revenue	$260.4	$244.7	$15.7	6%
Gross Profit
Powersports vehicles	27.8	24.2	3.6	15%
Parts, service and accessories	22.0	20.8	1.2	6%
Finance and insurance, net	21.8	21.1	0.7	3%
Total powersports gross profit	71.6	66.1	5.5	8%
Vehicle transportation services	—	1.1	(1.1)	(100)%
Total Gross Profit	$71.6	$67.2	$4.4	7%
Total revenue for the quarter increased $15.7 million compared to the same period in 2025. While revenue in all of the key lines of business increased, the primary driver was higher sales of new and pre-owned retail vehicles. Offsetting the revenue increase was a decrease of $5.5 million in revenue in our vehicle transportation services business, which, as discussed, was wound down at the end of 2025. Additional information on our revenue is depicted in the tables below.
Total gross profit increased $4.4 million for the quarter due in part to higher volume, with improvement in retail vehicles, PSA and F&I. Total gross profit per retail vehicle was consistent with last year’s quarter. Additional detail on our gross profit is depicted in the tables that follow.

Key Operating Metrics

	Three Months Ended March 31,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Revenue
New retail vehicles	$135.0	$120.1	$14.9	12%
Pre-owned retail vehicles	52.0	48.1	3.9	8%
Total retail vehicles	187.0	168.2	18.8	11%
Wholesale vehicles	4.9	3.8	1.1	29%
Parts, service, accessories	46.7	46.1	0.6	1%
Finance and insurance, net	21.8	21.1	0.7	3%
Total revenue	$260.4	$239.2	$21.2	9%

Gross Profit
New retail vehicles	$19.2	$16.3	$2.9	18%
Pre-owned retail vehicles	8.8	7.8	1.0	13%
Total retail vehicles	28.0	24.1	3.9	16%
Wholesale vehicles	(0.2)	0.1	(0.3)	(300)%
Parts, service, accessories	22.0	20.8	1.2	6%
Finance and insurance	21.8	21.1	0.7	3%
Total gross profit	$71.6	$66.1	$5.5	8%

Vehicle Unit Sales (#)
New retail vehicles	9,322	8,013	1,309	16%
Pre-owned retail vehicles	4,593	4,307	286	7%
Total retail vehicles	13,915	12,320	1,595	13%
Wholesale vehicles	779	866	(87)	(10)%
Total vehicles sold	14,694	13,186	1,508	11%

Revenue per vehicle
New retail vehicles	$14,482	$14,988	$(506)	(3)%
Pre-owned retail vehicles	11,322	11,168	154	1%
Wholesale vehicles	6,290	4,388	1,902	43%
Finance and insurance, net	1,567	1,713	(146)	(9)%
Parts, service, accessories	3,356	3,742	(386)	(10)%
Total revenue per retail vehicle(1)	$18,362	$19,107	$(745)	(4)%

Gross Profit per retail vehicle
New vehicles	$2,060	$2,034	$26	1%
Pre-owned vehicles	1,916	1,811	105	6%
Finance and insurance, net	1,571	1,713	(142)	(8)%
Parts, service, accessories	1,581	1,688	(107)	(6)%
Total gross profit per retail vehicle(2)	5,150	5,365	(215)	(4)%
(1) Calculated as total powersports revenue, excluding wholesale revenue and vehicle transportation services revenue, divided by new and pre-owned retail units sold.
(2) Calculated as total gross profit, excluding vehicle transportation services, divided by new and pre-owned retail units sold.

Same store revenue and same store gross profit are calculated on the same basis but excludes fleet sales and the effects in all periods presented of the five stores that were closed or sold in 2025. These metrics follow:

Same Store Key Operating Metrics

	Three Months Ended March 31,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Same Store Revenue
New retail vehicles	$135.4	$117.1	$18.3	16%
Pre-owned retail vehicles	52.0	46.1	5.9	13%
Total retail vehicles	187.4	163.2	24.2	15%
Wholesale vehicles	3.5	2.0	1.5	75%
Parts, service, accessories	46.7	44.6	2.1	5%
Finance and insurance, net	21.4	19.1	2.3	12%
Total revenue	$259.0	$228.9	$30.1	13%

Same Store Gross Profit
New retail vehicles	$19.5	$16.3	$3.2	20%
Pre-owned retail vehicles	8.7	7.7	1.0	13%
Total retail vehicles	28.2	24.0	4.2	18%
Wholesale vehicles	(0.3)	(0.1)	(0.2)	200%
Parts, service, accessories	22.3	20.8	1.5	7%
Finance and insurance	21.4	19.1	2.3	12%
Total gross profit	$71.6	$63.8	$7.8	12%

Same Store Vehicle Units Sold
New retail vehicles	9,261	7,760	1,501	19%
Pre-owned retail vehicles	4,593	4,118	475	12%
Total retail vehicles	13,854	11,878	1,976	17%
Wholesale vehicles	595	544	51	9%
Total vehicles sold	14,449	12,422	2,027	16%

Same Store Revenue per vehicle
New retail vehicles	$14,620	$15,090	$(470)	(3)%
Pre-owned retail vehicles	11,322	11,195	127	1%
Wholesale vehicles	5,882	3,676	2,206	60%
Finance and insurance, net	1,545	1,608	(63)	(4)%
Parts, service, accessories	3,371	3,755	(384)	(10)%
Total revenue per retail vehicle(1)	18,442	19,103	(661)	(3)%

Same Store Gross Profit per retail vehicle
New vehicles	$2,106	$2,101	$5	0%
Pre-owned vehicles	1,894	1,870	24	1%
Finance and insurance, net	1,545	1,608	(63)	(4)%
Parts, service, accessories	1,610	1,751	(141)	(8)%
Total gross profit per retail vehicle(2)	5,168	5,371	(203)	(4)%
(1) Calculated as same store revenue, excluding wholesale revenue and vehicle transportation services revenue, divided by new and pre-owned retail powersports units sold.
(2) Calculated as same store gross profit, excluding vehicle transportation services, divided by new and pre-owned retail units sold.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Compensation and related costs	$37.1	$34.0	$3.1	9%
Facilities	10.2	11.2	(1.0)	(9)%
General and administrative	6.8	7.1	(0.3)	(4)%
Advertising, marketing and selling	3.8	3.8	—	0%
Professional fees	3.4	4.7	(1.3)	(28)%
Stock-based compensation	0.6	(0.1)	0.7	(700)%
Technology and software	0.2	0.4	(0.2)	(50)%
Total SG&A expenses	$62.1	$61.1	$1.0	2%
“bps” = basis points (i.e., 1/100th of a percent = one basis point)
Selling, general and administrative expense (“SG&A”) increased $1.0 million, or 2% as compared to the first quarter of 2025. The primary driver of the SG&A increase were higher compensation and related costs, partially offset by a reduction in facilities and advertising, marketing and selling expenses.
In both periods presented, SG&A included certain charges and credits that were ancillary to our core operations. For the three months ended March 31, 2026, SG&A included $1.5 million of non-recurring legal and professional fees. For the three months ended March 31, 2025, SG&A included $2.2 million of legal costs primarily for the matters discussed in Note 14, and $1.1 million of costs related to executive severance. Stock compensation expense for 2025 period included $0.7 million associated with the reversal of expense from the forfeiture of our former Chief Executive Officer’s equity awards.
Depreciation and Amortization

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Depreciation and amortization	$1.9	$2.3	$(0.4)	(17)%
Depreciation and amortization decreased primarily due to the closure and/or sale of five dealerships during 2025 as previously disclosed.
Floor plan interest expense

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Floor plan interest expense	$2.4	$2.8	$(0.4)	(14)%
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See Note 4 and Note 12 for more information.

Other Interest Expense

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Term loan	$7.7	$9.8	$(2.1)	(21)%
Finance lease obligation	1.2	1.1	0.1	9%
Subordinated loans	0.3	—	0.3	0%
Other, including interest income	0.1	(0.1)	0.2	(200)%
Other interest expense	$9.3	$10.8	$(1.5)	(14)%
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, and beginning in the third quarter of 2025, the Subordinated Loans, as defined in Note 12. Other interest expense decreased for the quarter due primarily to lower average borrowings and a lower interest rate on the term loan in 2026 compared to 2025. Amortization of debt discount and issuance costs of $1.6 million and $2.5 million for the three months ended March 31, 2026, and 2025, respectively, were included in term loan interest expense depicted above.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash and amounts available under our floor plan lines of credit.
We had the following liquidity resources available as of March 31, 2026 and December 31, 2025:

($ in millions)	March 31, 2026	December 31, 2025
Cash	$30.2	$29.5
Restricted cash(1)	16.2	13.4
Total cash and restricted cash	46.4	42.9
Availability under powersports floor plan lines of credit	99.3	123.1
Total available liquidity	145.7	166.0
(1) Amounts included in restricted cash are primarily comprised of the deposits required under our various floor plan lines of credit.

Our financial statements reflect estimates and assumptions made by management that affect the carrying values of our assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. The judgments, assumptions and estimates used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially, which could have a material impact on the carrying values of our assets and liabilities and the results of operations.
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, and other business and risk factors described under “Risk Factors” in our 2025 10-K. We believe that current cash balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months; however, there can be no assurance that we will not require additional financing within this time frame.

Our Unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and satisfaction of liabilities as they come due in the normal course of business. We believe that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least twelve months from the financial statement date. The Company may need to obtain additional financing to support its long range plans and to refinance its indebtedness on or prior to its maturity.
Our Credit Agreement includes milestones requiring the commencement of a refinancing process prior to September 30, 2026 and completion on or prior to November 30, 2026. We were in compliance with all covenants under our Credit Agreement as of March 31, 2026.
Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	March 31, 2026	December 31, 2025
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$263.0	$218.4

Long-Term Debt:
Term loan facility	208.2	207.7
Subordinated Loans	10.7	10.0
Fleet notes and other	2.0	1.1
Total principal amount of long-term debt	220.9	218.8
Less: unamortized debt issuance costs	(9.6)	(11.2)
Total long-term debt	211.3	207.6

Total debt, net(1)	$474.3	$426.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Three Months Ended March 31,
($ in millions)	2026	2025	Change
Net cash used in operating activities	$(27.6)	$(6.9)	$(20.7)
Net cash used in investing activities	(0.7)	(0.5)	(0.2)
Net cash provided by (used in) financing activities	31.8	(33.1)	64.9
Net change in cash	$3.5	$(40.5)	$44.0
Operating Activities
Our primary sources of operating cash flows result from the sales of vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flow for the three months ended March 31, 2026 decreased $20.7 million from the comparable period in the prior year. The change was primarily driven by higher inventory to support revenue growth. Inventory levels represent a primary driver of our operating cash flows. We remain focused on optimizing inventory turnover by actively monitoring the mix and volume of new and pre-owned powersports units to ensure alignment with current consumer demand.

Investing Activities

	Three Months Ended March 31,
($ in millions)	2026	2025	Change
Purchase of property and equipment	$(0.6)	$(0.5)	$(0.1)
Technology development	(0.1)	—	(0.1)
Cash used in investing activities	$(0.7)	$(0.5)	$(0.2)
The primary use of cash associated with investing activities is related to purchases of property and equipment and investments in technology development required to support our operations.
Financing Activities

	Three Months Ended March 31,
($ in millions)	2026	2025	YoY Change	% Change
Repayments of debt	$(0.1)	$(38.8)	$38.7	(100)%
Net increase in non-trade floor plan borrowings	31.9	6.5	25.4	391%
Other financing	—	(0.8)	0.8	(100)%
Net cash provided by (used in) financing activities	$31.8	$(33.1)	$64.9	(196)%
Cash flows from financing activities primarily relate to our short and long-term borrowings. Cash flows from financing activities increased $64.9 million as a result of higher non trade floorplan borrowings period over period in addition to a repayment of the Company’s convertible senior notes in the prior year’s comparable period. In January 2025, we repaid our 6.75% convertible senior notes at their maturity date.
Critical Accounting Policies and Estimates
See Note 1 - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2025. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.
Item 4.     Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed in our reports we file or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting identified in our 2025 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:
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
•Segregation of duties and user access related to certain information technology systems that support the Company’s financial reporting processes including revenue, inventory, purchasing and related expenditures, resulting in ineffective journal entry and other manual controls.

No new material weaknesses were identified during the quarter ended March 31, 2026.
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

A material weakness will not be considered remediated, however, until the applicable controls have been designed, implemented, and demonstrated to operate for a sufficient period of time as determined through management testing. We can provide no assurance as to when the material weaknesses will be fully remediated.

Notwithstanding the material weaknesses, management performed additional analyses and procedures and concluded that our condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation

On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021 through the date of the subpoena. The subpoena covered documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s RideNow Cash Offer tool and certain of its technology. On April 14, 2026, the SEC informed the Company that, based on information provided to date, it concluded the investigation and does not intend to recommend enforcement action.

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
Item 1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our 2025 10-K. There have been no material changes to the risk factors previously disclosed in our 2025 10-K, the occurrence of any of which could have a material adverse effect on our actual results.
Item 5.     Other Information.
Trading Arrangements
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

RideNow Group, Inc.

Date: May 14, 2026	By:	/s/
Michael Quartieri Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: May 14, 2026	By:	/s/
Joshua J. Barsetti Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)