Form 10-Q
period 2026-06-30
RideNow Group, Inc.
filed 2026-08-11
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of shares of Class B common stock, $0.001 par value, outstanding on August 7, 2026 was 38,961,088 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on August 7, 2026.

RideNow Group, Inc.
Form 10-Q

Forward-Looking and Cautionary Statements

This Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this "Quarterly Report") contains "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "estimates," "anticipates," "expects," "intends," "plans," "seeks," or words of similar meaning, or future or conditional verbs, such as "may," "will," "should," "could," "aims," "intends," or "projects," and similar expressions, whether in the negative or the affirmative. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our future results of operations and financial position, the sufficiency of our liquidity and capital resources, our ability to refinance or repay our indebtedness on or prior to its maturity, including our ability to meet the refinancing milestones under our Credit Agreement, our plans to remediate material weaknesses in internal control over financial reporting, the anticipated outcome and impact of pending legal proceedings, industry and business trends, general macroeconomic and market conditions, business strategy, plans, market growth, potential growth opportunities for the business, and our objectives for future operations.

You should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under the sections titled "Risk Factors" and “Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 10-K"). Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all forward-looking statements contained in this Quarterly Report may turn out to be incorrect. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RideNow Group, Inc.
Condensed Consolidated Balance Sheets
(amounts in millions, except per share data)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$46.7	$29.5
Restricted cash	16.4	13.4
Accounts receivable, net	27.9	28.9
Inventory	308.3	257.4
Prepaid expense and other current assets	4.5	5.5
Total current assets	403.8	334.7
Property and equipment, net	58.8	60.5
Right-of-use assets	145.7	150.4
Franchise rights	127.0	127.0
Other assets	1.0	1.0
Total assets	$736.3	$673.6
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$79.5	$77.7
Floor plan notes payable	273.9	218.4
Current portion of debt	0.7	0.4
Total current liabilities	354.1	296.5
Long-term liabilities:
Long-term debt, net of current maturities	212.4	207.2
Long-term portion of operating lease liabilities	123.9	128.0
Other long-term liabilities, including finance lease obligation	54.8	54.4
Total long-term liabilities	391.1	389.6
Total liabilities	745.2	686.1
Commitments and contingencies (Note 14)
Stockholders' deficit:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 authorized; 39,084,177 issued and 38,961,088 outstanding as of June 30, 2026, and 38,325,595 issued and 38,202,506 outstanding as of December 31, 2025.	—	—
Additional paid-in capital	705.5	704.1
Accumulated deficit	(710.1)	(712.3)
Class B common shares in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' deficit	(8.9)	(12.5)
Total liabilities and stockholders' deficit	$736.3	$673.6
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Operations
(amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Powersports vehicles	$219.7	$219.0	$411.6	$391.0
Parts, service and accessories	50.1	52.4	96.8	98.5
Finance and insurance, net	27.0	27.2	48.8	48.3
Vehicle transportation services	—	1.3	—	6.8
Total revenue	296.8	299.9	557.2	544.6

Cost of revenue
Powersports vehicles	186.1	187.4	350.2	335.2
Parts, service and accessories	25.9	27.5	50.6	52.8
Vehicle transportation services	—	1.1	—	5.5
Total cost of revenue	212.0	216.0	400.8	393.5

Gross profit	84.8	83.9	156.4	151.1

Selling, general and administrative	65.0	66.7	127.1	127.8
Depreciation and amortization	1.9	2.0	3.8	4.3
Impairment of franchise rights	—	34.0	—	34.0

Operating income (loss)	17.9	(18.8)	25.5	(15.0)

Other (expense) income:
Floor plan interest expense	(2.3)	(2.6)	(4.7)	(5.4)
Other interest expense	(9.0)	(10.9)	(18.4)	(21.7)
Other income (expense)	—	0.2	(0.1)	0.4
Total other expense	(11.3)	(13.3)	(23.2)	(26.7)

Income (loss) before income taxes	6.6	(32.1)	2.3	(41.7)
Income tax expense	0.1	0.1	0.1	0.2
Net income (loss)	$6.5	$(32.2)	$2.2	$(41.9)

Earnings (loss) per share
Basic	$0.17	$(0.85)	$0.06	$(1.11)
Diluted	$0.16	$(0.85)	$0.06	$(1.11)

Weighted average number of common shares outstanding
Basic	38,636,799	37,905,484	38,288,260	37,847,638
Diluted	38,955,989	37,905,484	38,658,081	37,847,638
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(amounts in millions)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders' Deficit
	Class A	Class B			Shares	Amount
March 31, 2026	50,000	38,499,584	$704.7	$(716.6)	123,089	$(4.3)	$(16.2)
Stock-based compensation	—	461,504	0.8	—	—	—	0.8
Net income	—	—	—	6.5	—	—	6.5
June 30, 2026	50,000	38,961,088	$705.5	$(710.1)	123,089	$(4.3)	$(8.9)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
December 31, 2025	50,000	38,202,506	$704.1	$(712.3)	123,089	$(4.3)	$(12.5)
Stock-based compensation	—	758,582	1.4	—	—	—	1.4
Net income	—	—	—	2.2	—	—	2.2
June 30, 2026	50,000	38,961,088	$705.5	$(710.1)	123,089	$(4.3)	$(8.9)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
March 31, 2025	50,000	37,792,092	$700.8	$(669.6)	123,089	$(4.3)	$26.9
Stock-based compensation	—	193,178	0.6	—	—	—	0.6
Net loss	—	—	—	(32.2)	—	—	(32.2)
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	267,428	0.5	—	—	—	0.5
Net loss	—	—	—	(41.9)	—	—	(41.9)
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(amounts in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2.2	$(41.9)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3.8	4.3
Stock-based compensation	1.4	0.5
Amortization of debt discount and issuance costs	3.2	5.0
Interest paid-in-kind capitalized in debt principal	1.7	1.3
Impairment of franchise rights	—	34.0
Changes in operating assets and liabilities:
Accounts receivable	1.0	1.5
Inventory	(50.9)	(34.3)
Prepaid expenses and other assets	1.1	1.1
Other liabilities	1.0	1.7
Accounts payable and accrued liabilities	2.9	2.3
Floor plan trade note borrowings, net	4.9	28.5
Net cash (used in) provided by operating activities	(27.7)	4.0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2.1)	(2.9)
Capitalization of internal-use software costs	(0.3)	—
Net cash used in investing activities	(2.4)	(2.9)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	(0.2)	(39.0)
Net proceeds on non-trade floor plan facilities	50.6	1.8
Shares redeemed for employee tax obligations	(0.1)	—
Other	—	(0.8)
Net cash provided by (used in) financing activities	50.3	(38.0)
NET CHANGE IN CASH AND RESTRICTED CASH	20.2	(36.9)
Cash and restricted cash at beginning of period	42.9	96.7
Cash and restricted cash at end of period	$63.1	$59.8
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
We operated 47 locations as of June 30, 2026, primarily situated in the Sunbelt region. We provide a comprehensive selection of new and pre-owned motorcycles, ATVs, side-by-sides (SXS), personal watercraft (PWC), and other powersports products.
Unless the context requires otherwise, references in these financial statements to “RideNow Group,” “RideNow,” the “Company,” “we,” “us,” and “our” refer to RideNow Group, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. Year-end balance sheet data was derived from audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”) filed with the SEC on March 13, 2026. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for the entire fiscal year. Intercompany account transactions have been eliminated.
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
NOTE 2 – REVENUE
The following tables show revenue disaggregated by major lines of goods and services and timing of transfer of goods and services.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Revenue
New vehicles	$156.6	$154.8	$291.6	$274.9
Pre-owned powersports	57.1	59.2	109.1	107.3
Wholesale vehicles	6.0	5.0	10.9	8.8
Total vehicle revenue	219.7	219.0	411.6	391.0

Parts, service and accessories	50.1	52.4	96.8	98.5
Finance and insurance	27.0	27.2	48.8	48.3
Transportation and vehicle logistics	—	1.3	—	6.8
Total revenue	$296.8	$299.9	$557.2	$544.6

Timing of revenue recognition
Goods and services transferred at a point in time	$278.1	$278.8	$521.2	$499.9
Goods and services transferred over time	18.7	21.1	36.0	44.7
Total revenue	$296.8	$299.9	$557.2	$544.6
NOTE 3 – ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following:

($ in millions)	June 30, 2026	December 31, 2025
Contracts in transit	$12.5	$13.7
Trade receivables	6.8	5.9
Factory receivables(1)	9.1	9.6
Gross accounts receivable	28.3	29.2
Less: allowance for credit loss	0.4	0.3
Total accounts receivable, net	$27.9	$28.9
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 4 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE
Inventory as of June 30, 2026 and December 31, 2025 was as follows:

($ in millions)	June 30, 2026	December 31, 2025
New powersports vehicles	$232.5	$197.3
Pre-owned powersports vehicles	52.0	38.0
Parts, accessories and other	23.8	22.1
Inventory	$308.3	$257.4
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables shown below are reflective of the gross cost of the powersports vehicle.

Vehicle Floor Plan Notes Payable

Floor plan notes payable as of June 30, 2026 and December 31, 2025 was as follows:

($ in millions)	June 30, 2026	December 31, 2025
Floor plans notes payable (trade)	$101.9	$97.0
Floor plans notes payable (non-trade)(1)	172.0	121.4
Floor plan notes payable	$273.9	$218.4
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
New vehicle floor plan facilities generally utilize Secured Overnight Financing Rate (“SOFR”) or Average Daily Balance (“ADB”) based interest rates, which generally ranged between 6.5% and 16.6% as of June 30, 2026. Pre-owned vehicle floor plan facilities are based on prime or SOFR and range between 6.5% and 12.3% as of June 30, 2026. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $403.2 million as of June 30, 2026.
On April 15, 2026, certain of the Company subsidiaries received a conditional credit increase letter (the "Credit Increase Letter") from Polaris Acceptance ("Polaris"), and on May 15, 2026, the Company entered into an Amended and Restated Inventory Financing Agreement (the "Polaris Floorplan Credit Facility") with Polaris and the dealer subsidiaries of the Company party thereto (collectively, the "Dealers"). Pursuant to the Credit Increase Letter, the credit commitment available to the Company under the Polaris Floorplan Credit Facility was increased from approximately $74.7 million to approximately $108.0 million, subject to, among other things, the joinder of two additional dealer entities to the Polaris Floorplan Credit Facility, execution of related guaranty and intercreditor joinder amendments, and delivery of certain insurance certificates, within a specified time period. The Polaris Floorplan Credit Facility is used by the Dealers to finance the purchase inventory from approved vendors and for other purposes. Borrowings under the Polaris Floorplan Credit Facility are secured by the inventory financed thereunder. The credit increase under the Polaris Floorplan Credit Facility was entered into as part of a broader series of floor plan financing transactions undertaken by the Company to increase the aggregate capacity available under its existing floor plan credit facilities.
NOTE 5 – FRANCHISE RIGHTS
Franchise rights was $127.0 million as of both June 30, 2026 and December 31, 2025.

NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Term loan credit agreement due September 2027(1)	$208.7	$207.7
Subordinated Loans due August 2028(2)	10.7	10.0
Notes payable for fleet vehicles and other(3)	1.7	1.1
Total principal amount	221.1	218.8
Less: Unamortized debt discount and issuance costs	(8.0)	(11.2)
Total debt	213.1	207.6
Less: current portion of long-term debt	(0.7)	(0.4)
Long-term debt	$212.4	$207.2
(1) Interest payments are required quarterly. Fair value was $216.5 million and $215.7 million as of June 30, 2026 and December 31, 2025, respectively.
(2) Fair value of $10.7 million and $8.7 million as of June 30, 2026 and December 31, 2025, respectively. See Note 12 for a description of the Subordinated Loans, which are with related parties.
(3) Carrying value approximate fair value due to the nature of this debt.
Term Loan Credit Agreement
The Company has a term loan credit agreement (as amended, the “Credit Agreement”) among the Company, as borrower, the lenders party thereto, and Oaktree Fund Administration, LLC (“Oaktree”), as administrative agent and collateral agent. Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) SOFR with a floor of 3.00%, plus an applicable margin of 7.75%, or (b) a fluctuating adjusted base rate in effect from time to time, plus an applicable margin of 6.75%. At the Company’s option, up to 1.0% of interest may be paid in kind. The interest rate on June 30, 2026 was 11.7%. Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and its wholly owned subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Credit Agreement.

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
The Company was in compliance with all financial and non-financial covenants under the Credit Agreement at June 30, 2026, and has classified obligations under the Credit Agreement as non-current liability.
Other Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest expense on:
Term loan(1)	$7.6	$9.8	$15.3	$19.6
Finance lease obligation(2)	1.1	1.2	2.3	2.3
Subordinated Loans(3)	0.3	—	0.7	—
Other, net	—	(0.1)	0.1	(0.2)
Total	$9.0	$10.9	$18.4	$21.7
(1) Includes the amortization of debt discount and issuance costs of $1.6 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.9 million for the three and six months ended 2025, respectively. Certain interest is paid in kind on interest payment dates.
(2) Finance lease obligation is reported in other long-term liabilities on the condensed consolidated balance sheets.
(3) Interest is paid in kind on interest payment dates. See Note 12.

NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Compensation and related costs	$38.7	$39.1	$75.8	$73.1
Facilities	10.8	11.3	21.0	22.5
General and administrative	6.9	8.0	13.7	15.1
Professional fees	3.2	3.3	6.6	8.0
Advertising, marketing and selling	4.3	4.0	8.1	7.8
Stock based compensation	0.8	0.6	1.4	0.5
Technology development and software	0.3	0.4	0.5	0.8
Total	$65.0	$66.7	$127.1	$127.8
NOTE 8 – STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Restricted Stock Units	$0.8	$0.6	$1.4	$1.2
Stock Options(1)	—	—	—	(0.7)
Total	$0.8	$0.6	$1.4	$0.5
(1) Amount for the six months ended represents the reversal of expense for stock options forfeited by our former CEO.
During the six months ended June 30, 2026, the Company granted a total of 871,774 time-vested restricted stock units (predominantly on a pro rata basis over three years) and 127,304 performance-based restricted stock units that vest if and when the Company’s Class B common stock price reaches and sustains a target price of $11.98 for a 20-day trading period within three years. The fair value of the performance-based restricted stock units was estimated using a Monte Carlo model. Unamortized stock compensation expense for all outstanding awards as of June 30, 2026 was $9.3 million.

Class B Common Stock Warrants
In 2023, the Company issued warrants to Oaktree and the lenders party to the Credit Agreement to purchase up to 1.2 million shares of Class B common stock at an exercise price that was subject to adjustment based on the terms of the Credit Agreement (“Old Warrants”). The parties to the Credit Agreement executed Amendment No. 10 on August 10, 2025. As required by Amendment No. 10, the Company amended these warrants and extended their term to August 10, 2030 (“New Warrants”). The strike price of the New Warrants was set at $4.02 following the measurement period and is subject to certain adjustments as defined in the Credit Agreement. These warrants were classified as equity, and the incremental fair value of the New Warrants, which was recorded as debt issuance cost, was determined to be $1.1 million higher than the Old Warrants using the Black-Scholes option pricing model with the following assumptions as of the valuation date:

	New Warrants	Old Warrants
Strike price	$4.02	$11.09
Stock price on valuation date	$2.00	$2.00
Volatility	90.0%	90.0%
Expected term (years)	5	3
Risk-free interest rate	3.9%	3.7%
Annual variance	81.0%	81.0%
Dividend yield	—	—
NOTE 9 – INCOME TAXES
The Company recognized income tax expense of $0.1 million for both the three and six months ended June 30, 2026, respectively, representing effective income tax rates of 1.5% and 4.3%, respectively. For the three and six months ended June 30, 2025, the Company recognized income tax expense of $0.1 million and $0.2 million. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in both periods presented was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.

NOTE 10 – NET INCOME (LOSS) PER SHARE
The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding as of June 30, 2026, and 2025:

	Three Months Ended		Six Months Ended
(Shares in millions)	2026	2025	2026	2025
Numerator:
Net income (loss)	$6.5	$(32.2)	$2.2	$(41.9)
Denominator:
Weighted average shares outstanding - basic	38.6	37.9	38.3	37.8
Warrants	0.5	—	0.5	—
Weighted average share outstanding - diluted	39.1	37.9	38.8	37.8

Basic earnings (loss) per share	$0.17	$(0.85)	$0.06	$(1.11)
Diluted earning per share	$0.16	$(0.85)	$0.06	$(1.11)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive as of June 30, 2026, and 2025:

(Shares in millions)	2026	2025
Unvested restricted stock units	—	2.7
Warrants to purchase Class B common stock	—	1.2
NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
($ in millions)	2026	2025
Cash paid for interest	$19.9	$21.1
(Payments) refunds from taxes, net	(0.3)	0.4
Cash payments for operating leases	14.4	15.5
Right-of-use assets obtained in exchange for operating lease liabilities	0.9	7.1
Of the cash paid for interest, $4.7 million and $5.2 million in the six months ended June 30, 2026 and 2025, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Unaudited Condensed Consolidated Statements of Cash Flows:

($ in millions)	June 30, 2026	June 30, 2025
Cash	$46.7	$44.7
Restricted cash(1)	16.4	15.1
Total cash and restricted cash	$63.1	$59.8
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.
NOTE 12 – RELATED-PARTY TRANSACTIONS
Subordinated Loans with Related Parties

On August 25, 2025, the Company issued separate unsecured subordinated promissory notes (collectively, the “Subordinated Loans”) payable to each of SH Capital Partners, L.P. (an entity controlled by Mark Cohen who is a holder of the Company’s Class B common stock and a member of the Board), Face Canyon LLC (an entity controlled by William Coulter), and Mark Tkach (collectively, the “Lenders”) to evidence the $3.3 million of unsecured subordinated loans made by each Lender to the Company. William Coulter (“Coulter”) and Mark Tkach (“Tkach”) are both directors and former executive officers of the Company and holders of the Company’s Class B common stock. The Company used the aggregate gross proceeds of the Subordinated Loans, to prepay outstanding principal amounts owed under the Credit Agreement (as defined in Note 6) which was a requirement set forth in Amendment No. 10 (also defined in Note 6). The Subordinated Loans bear interest at a rate of 13.0% per annum, payable semi-annually in arrears on the last business day of each February and August. Interest is in-kind and capitalized to the principal balance of the Subordinated Loans. Each Subordinated Loan matures on August 31, 2028, unless earlier repaid or accelerated in accordance with its terms.

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

As of June 30, 2026, the balance of the Subordinated Loans was $10.7 million. Interest expense on the Subordinated Loans was $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively.

Pre-Owned Inventory Floor Plan Line

On December 6, 2024, the Company entered into a floor plan facility agreement with related parties Coulter, Tkach and RideNow Management LLLP, an entity controlled by Coulter and Tkach that provides up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. The amounts owed by the Company to the related parties under this facility was $4.0 million and $6.2 million as of June 30, 2026 and December 31, 2025, respectively.
Leases
As of June 30, 2026, the Company had 26 leases of properties consisting primarily of dealerships and offices with related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The leases generally have 20-year terms, most of which commenced on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one of which includes an option to purchase. Rent expense associated with the related-party operating leases was $4.7 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively, and $9.3 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations.
The following table provides the amounts for related party leases that were included on the balance sheets:

($ in millions)	June 30, 2026	December 31, 2025
Right-of-use assets	$99.4	$105.2
Current portion of operating lease liabilities(1)	14.5	14.7
Long-term portion of operating lease liabilities	97.5	101.4
(1) Included in accounts payable and other current liabilities.

Employment of Immediate Family Members
Mr. Tkach has two immediate family members that were employed by the Company during the past two years: one as an executive vice president (“EVP”) and one as a commissioned sales representative in the Company’s vehicle transportation business. The EVP received aggregate gross pay, including grants of restricted stock of $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The second family member resigned on January 2, 2026, due to the cessation of our vehicle transportation business. The commissioned sales representative received gross pay of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
NOTE 13 - SEGMENT INFORMATION
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. The Company’s CODM is its Chairman, Chief Executive Officer and President.
Through December 31, 2025, the Company’s operations were organized into two reportable segments: (1) a powersports dealership group and (2) vehicle transportation services. The Company ceased its vehicle transportation operations at the end of 2025, which was not considered a discontinued operation. As a result, effective January 1, 2026, the Company began operating as a single operating and reportable segment.
The CODM manages the powersports segment on a consolidated basis and evaluates performance and allocates resources based on consolidated net income (loss) as reported on the Unaudited Condensed Consolidated Statements of Operations. Accordingly, the CODM uses consolidated net income (loss) in the annual budget and forecasting process and considers budget-to-actual variances on a periodic basis.

($ in millions)	Powersports Dealership Group
Three Months Ended June 30, 2026
Revenue	$296.8
Cost of revenue	212.0
Compensation and related costs	38.7
Facilities	10.8
Other operating expenses(1)	15.5
Depreciation and amortization	1.9
Floor plan interest expense	2.3
Other interest expense	9.0
Income tax expense	0.1
Net income	$6.5
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended June 30, 2025
Revenue:
Powersports vehicles	$219.0	$—	$—	$219.0
Parts, service and accessories	52.4	—	—	52.4
Finance and insurance, net	27.2	—	—	27.2
Vehicle transportation services	—	1.3	—	1.3
Total revenue	298.6	1.3	—	299.9
Cost of revenue:
Powersports vehicles	187.4	—	—	187.4
Parts, service and accessories	27.5	—	—	27.5
Vehicle transportation services	—	1.1	—	1.1
Total cost of revenue	214.9	1.1	—	216.0
Gross profit	83.7	0.2	—	83.9
Compensation and related costs	38.7	0.4	—	39.1
Facilities	11.3	—	—	11.3
Other operating expenses(1)	16.1	0.2	—	16.3
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	2.0	2.0
Floor plan interest expense	2.6	—	(2.6)	—
Operating income (loss)	15.0	(0.4)	(33.4)	(18.8)
Floor plan interest expense				2.6
Other interest expense				10.9
Other expense				(0.2)
Loss before income taxes				$(32.1)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group
Six Months Ended June 30, 2026
Revenue	$557.2
Cost of revenue	400.8
Compensation and related costs	75.8
Facilities	21.0
Other operating expenses(1)	30.3
Depreciation and amortization	3.8
Floor plan interest expense	4.7
Other interest expense	18.4
Other income (expense)	0.1
Income tax expense	0.1
Net income	$2.2
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Six Months Ended June 30, 2025
Revenue:
Powersports vehicles	$391.0	$—	$—	$391.0
Parts, service and accessories	98.5	—	—	98.5
Finance and insurance, net	48.3	—	—	48.3
Vehicle transportation services	—	6.8	—	6.8
Total revenue	537.8	6.8	—	544.6
Cost of revenue:
Powersports vehicles	335.2	—	—	335.2
Parts, service and accessories	52.8	—	—	52.8
Vehicle transportation services	—	5.5	—	5.5
Total cost of revenue	388.0	5.5	—	393.5
Gross profit	149.8	1.3	—	151.1
Compensation and related costs	71.9	1.2	—	73.1
Facilities	22.4	0.1	—	22.5
Other operating expenses(1)	31.9	0.3	—	32.2
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	4.3	4.3
Floor plan interest expense	5.4	—	(5.4)	—
Operating income (loss)	18.2	(0.3)	(32.9)	(15.0)
Floor plan interest expense				5.4
Other interest expense				21.7
Other expense				(0.4)
Loss before income taxes				$(41.7)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in Note 7 and is attributable to the Powersports Dealership Group.

NOTE 14 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2026, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
SEC Investigation

On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021, through the date of the subpoena. The subpoena covered documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by the Company’s former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the

Company’s RideNow Cash Offer tool. On April 14, 2026, the SEC informed the Company that, based on information provided to date, it concluded the investigation and does not intend to recommend enforcement action.
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
Letters of Credit
We issue letters of credit to secure the Company’s various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of June 30, 2026 was $11.7 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2025 10-K, as well as our Unaudited Condensed Consolidated Financial Statements and the accompanying condensed notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended June 30, 2026, or second quarter, to the quarter ended June 30, 2025.
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
We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Further, we offer a full suite of powersports repair and maintenance services. As of June 30, 2026, we operated 47 retail dealerships located predominantly in the Sunbelt region. Additionally, we source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer tool.
Macroeconomic Conditions
Our results of operations and financial condition are significantly influenced by general macroeconomic conditions that affect consumer confidence and discretionary spending. During the second quarter of 2026, we continued to navigate a complex macroeconomic environment characterized by persistent inflationary pressures, fluctuating interest rates, and critical legal developments reshaping trade policy.
During the quarter, the U.S. Supreme Court issued a decision concerning federal tariff authority and enforcement regimes. While this ruling establishes a definitive framework for current and upcoming tariff structures, we do not expect these legal developments or the resulting tariff structures to elevate our cost of sales or necessitate increases to our vehicle manufacturers suggested retail price “MSRPs”. Through our strategic supply chain alignment and agreements with our Original Equipment Manufacturer (OEM) partners, we believe our operations are insulated from these tariff impacts. We do not currently expect the recently announced tariff structures to have a material impact on our cost of sales or vehicle pricing. However, the ultimate impact of tariff-related developments remains uncertain and will depend on, among other things, OEM pricing decisions, supply chain responses, consumer demand and broader macroeconomic conditions. While we continue to monitor the broader industry-wide effects of this ruling, including potential relief from recently introduced tariff refund systems, we do not currently anticipate tariff-related margin compression or pricing adjustments, though wider macroeconomic trade barriers could still influence overall consumer demand due to price elasticity.
Additionally, our business is sensitive to the interest rate environment. Elevated interest rates affect us in in the following ways:
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

•Credit Agreement: Our Credit Agreement is tied to variable rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise.

General macroeconomic uncertainty, including concerns regarding labor market stability and persistent cost-of-living increases, has led to more cautious spending patterns among our core demographic. While we have seen resilience in certain premium segments, the broader consumer base is increasingly focused on affordability. If economic conditions deteriorate or if "stagflationary" pressures, where inflation persists alongside cooling economic growth intensify, we may experience declines in same-store revenue and unit sales.
Key Operating Metrics
We regularly review a number of key operating metrics such as revenue, sales volume and gross profit in order to manage the business and evaluate financial and operating performance. Key factors impacting our operating results include increasing brand awareness; maximizing the opportunity to source vehicles from consumers, dealers, and auctions; and enhancing the selection and timing of vehicles we make available for sale to our customers. We review these metrics in total. As previously disclosed, we sold or closed five underperforming stores during 2025. As a result, management has also begun reviewing metrics on a same store basis. Same store measures reflect results for stores that were operating during the three and six months ended June 30, 2026 and 2025, and exclude fleet sales. We believe same store metrics assist in providing insight on operating trends within our core business.
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
Results of Operations
Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY Change	% Change
Revenue
Powersports vehicles	$219.7	$219.0	$0.7	0.3%	$411.6	$391.0	$20.6	5.3%
Parts, service and accessories	50.1	52.4	(2.3)	(4.4)%	96.8	98.5	(1.7)	(1.7)%
Finance and insurance, net	27.0	27.2	(0.2)	(0.7)%	48.8	48.3	0.5	1.0%
Total powersports revenue	296.8	298.6	(1.8)	(0.6)%	557.2	537.8	19.4	3.6%
Vehicle transportation services	—	1.3	(1.3)	(100.0)%	—	6.8	(6.8)	(100.0)%
Total Revenue	$296.8	$299.9	$(3.1)	(1.0)%	$557.2	$544.6	$12.6	2.3%
Gross Profit
Powersports vehicles	33.6	31.6	2.0	6.3%	61.4	55.8	5.6	10.0%
Parts, service and accessories	24.2	24.9	(0.7)	(2.8)%	46.2	45.7	0.5	1.1%
Finance and insurance, net	27.0	27.2	(0.2)	(0.7)%	48.8	48.3	0.5	1.0%
Total powersports gross profit	84.8	83.7	1.1	1.3%	156.4	149.8	6.6	4.4%
Vehicle transportation services	—	0.2	(0.2)	(100.0)%	—	1.3	(1.3)	(100.0)%
Total Gross Profit	$84.8	$83.9	$0.9	1.1%	$156.4	$151.1	$5.3	3.5%
Total revenue for the quarter decreased $3.1 million compared to the same period in 2025. The primary driver was the result of operating four fewer stores than the prior year period. Further contributing to the decrease is a $1.3 million reduction in our vehicle transportation services business, which, as discussed, was wound down at the end of 2025. Additional information on our revenue is depicted in the tables below.
Total revenue for the first half increased $12.6 million compared to the first half of last year. Driven by an increase in vehicle unit sales, partially offsetting the increase is a $6.8 million reduction in our vehicle transportation business coupled with operating five fewer stores than the prior year-to-date period.
Total gross profit increased $0.9 million for the quarter and $5.3 million for the first half driven by an improvement in Powersports gross profit of $1.1 million for the quarter and $6.6 million for the first half of the year, partially offset by the termination of Vehicle Transportation Services of $1.3 million. Additional detail on our gross profit is depicted in the tables that follow.

Key Operating Metrics

	Three Months Ended June 30,					Six Months Ended June 30,
($ in millions except per vehicle)	2026	2025		YoY Change	% Change	2026	2025	YoY Change	% Change
Revenue
New retail vehicles	$156.6	$154.8		$1.8	1.2%	$291.6	$274.9	$16.7	6.1%
Pre-owned retail vehicles	57.1	59.2		(2.1)	(3.5)	109.1	107.3	1.8	1.7
Total retail vehicles	213.7	214.0		(0.3)	(0.1)	400.7	382.2	18.5	4.8
Wholesale vehicles	6.0	5.0		1.0	20.0	10.9	8.8	2.1	23.9
Parts, service, accessories	50.1	52.4		(2.3)	(4.4)	96.8	98.5	(1.7)	(1.7)
Finance and insurance, net	27.0	27.2		(0.2)	(0.7)	48.8	48.3	0.5	1.0
Total powersports revenue	$296.8	$298.6		$(1.8)	(0.6)%	$557.2	$537.8	$19.4	3.6

Gross Profit
New retail vehicles	$23.1	$20.5		$2.6	12.7%	$42.3	$36.8	$5.5	14.9%
Pre-owned retail vehicles	10.3	11.1		(0.8)	(7.2)	19.1	18.9	0.2	1.1
Total retail vehicles	33.4	31.6		1.8	5.7	61.4	55.7	5.7	10.2
Wholesale vehicles	0.2	—		0.2	0.0	—	0.1	(0.1)	(100.0)
Parts, service, accessories	24.2	24.9		(0.7)	(2.8)	46.2	45.7	0.5	1.1
Finance and insurance	27.0	27.2		(0.2)	(0.7)	48.8	48.3	0.5	1.0
Total powersports gross profit	$84.8	$83.7		$1.1	1.3%	$156.4	$149.8	$6.6	4.4%

Vehicle Unit Sales (#)
New retail vehicles	10,807	10,618		189	1.8%	20,139	18,631	1,508	8.1%
Pre-owned retail vehicles	4,924	5,283	4,924.0	(359)	(6.8)%	9,517	9,590	(73)	(0.8)%
Total retail vehicles	15,731	15,901		(170)	(1.1)%	29,656	28,221	1,435	5.1%
Wholesale vehicles	895	1,216		(321)	(26.4)%	1,674	2,082	(408)	(19.6)%
Total powersports unit sales	16,626	17,117		(491)	(2.9)%	31,330	30,303	1,027	3.4%

Revenue per vehicle
New retail vehicles	$14,491	$14,579		$(88)	(0.6)%	$14,479	$14,755	$(276)	(1.9)%
Pre-owned retail vehicles	11,596	11,206		390	3.5%	11,464	11,189	275	2.5%
Wholesale vehicles	6,704	4,112		2,592	63.0%	6,511	4,227	2,284	54.0%
Parts and service and other	3,185	3,295		(110)	(3.3)%	3,264	3,490	(226)	(6.5)%
Finance and insurance, net	1,716	1,711		5	0.3%	1,646	1,711	(65)	(3.8)%
Total revenue per retail vehicle(1)	$18,486	$18,464		$22	0.1%	$18,422	$18,745	$(323)	(1.7)%

Gross Profit per retail vehicle
New vehicles	$2,138	$1,931		$207	10.7%	$2,100	$1,975	$125	6.3%
Pre-owned vehicles	2,092	2,101		(9)	(0.4)%	2,007	1,971	36	1.8%
Parts and service	1,538	1,566		(28)	(1.8)%	1,558	1,619	(61)	(3.8)%
Finance and insurance, net	1,716	1,711		5	0.3%	1,646	1,711	(65)	(3.8)%
Total gross profit per retail vehicle(2)	5,391	5,264		127	2.4%	5,274	5,308	(34)	(0.6)%
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

Same store revenue and same store gross profit are calculated on the same basis but excludes fleet sales and the effects in all periods presented of the five stores that were closed or sold in 2025. These metrics follow:

Same Store Key Operating Metrics

	Three Months Ended June 30,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Same Store Revenue
New retail vehicles	$156.5	$148.5	$8.0	5.4%
Pre-owned retail vehicles	57.1	56.4	0.7	1.2%
Total retail vehicles	213.6	204.9	8.7	4.2%
Wholesale vehicles	3.5	2.6	0.9	34.6%
Parts, service, accessories	50.1	50.7	(0.6)	(1.2)%
Finance and insurance, net	24.3	24.7	(0.4)	(1.6)%
Total revenue	$291.5	$282.9	$8.6	3.0%

Same Store Gross Profit
New retail vehicles	$23.6	$22.0	$1.6	7.3%
Pre-owned retail vehicles	10.3	10.5	(0.2)	(1.9)%
Total retail vehicles	33.9	32.5	1.4	4.3%
Wholesale vehicles	0.1	(0.1)	0.2	NM
Parts, service, accessories	24.7	24.3	0.4	1.6%
Finance and insurance	24.3	24.7	(0.4)	(1.6)%
Total gross profit	$83.0	$81.4	$1.6	2.0%

Same Store Vehicle Units Sold
New retail vehicles	10,789	10,120	669	6.6%
Pre-owned retail vehicles	4,924	5,033	(109)	(2.2)%
Total retail vehicles	15,713	15,153	560	3.7%
Wholesale vehicles	527	808	(281)	(34.8)%
Total vehicles sold	16,240	15,961	279	1.7%

Same Store Revenue per vehicle
New retail vehicles	$14,506	$14,674	$(168)	(1.1)%
Pre-owned retail vehicles	11,596	11,206	390	3.5%
Wholesale vehicles	6,641	3,218	3,423	NM
Parts and service and other	3,188	3,346	(158)	(4.7)%
Finance and insurance, net	1,546	1,630	(84)	(5.2)%
Total revenue per retail vehicle(1)	18,329	18,498	(169)	(0.9)%

Same Store Gross Profit per retail vehicle
New vehicles	$2,187	$2,174	$13	0.6%
Pre-owned vehicles	2,092	2,086	6	0.3%
Parts and service	1,572	1,604	(32)	(2.0)%
Finance and insurance, net	1,546	1,630	(84)	(5.2)%
Total gross profit per retail vehicle(2)	5,282	5,372	(90)	(1.7)%
(1) Calculated as same store revenue, excluding wholesale revenue and vehicle transportation services revenue, divided by new and pre-owned retail powersports units sold.
(2) Calculated as same store gross profit, excluding vehicle transportation services, divided by new and pre-owned retail units sold.

Same Store Key Operating Metrics

	Six Months Ended June 30,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Same Store Revenue
New retail vehicles	$291.1	$265.6	$25.5	9.6%
Pre-owned retail vehicles	109.1	102.5	6.6	6.4%
Total retail vehicles	400.2	368.1	32.1	8.7%
Wholesale vehicles	7.0	4.6	2.4	52.2%
Parts, service, accessories	96.8	95.3	1.5	1.6%
Finance and insurance, net	45.7	43.8	1.9	4.3%
Total revenue	$549.7	$511.8	$37.9	7.4%

Same Store Gross Profit
New retail vehicles	$42.8	$38.3	$4.5	11.7%
Pre-owned retail vehicles	19.0	18.2	0.8	4.4%
Total retail vehicles	61.8	56.5	5.3	9.4%
Wholesale vehicles	(0.2)	(0.2)	—	—%
Parts, service, accessories	46.7	45.1	1.6	3.5%
Finance and insurance	45.7	43.8	1.9	4.3%
Total gross profit	$154.0	$145.2	$8.8	6.1%

Same Store Vehicle Units Sold
New retail vehicles	20,050	17,880	2,170	12.1%
Pre-owned retail vehicles	9,517	9,151	366	4.0%
Total retail vehicles	29,567	27,031	2,536	9.4%
Wholesale vehicles	1,122	1,352	(230)	(17.0)%
Total vehicles sold	30,689	28,383	2,306	8.1%

Same Store Revenue per vehicle
New retail vehicles	$14,519	$14,855	$(336)	(2.3)%
Pre-owned retail vehicles	11,464	11,201	263	2.3%
Wholesale vehicles	6,239	3,402	2,837	83.4%
Finance and insurance, net	1,546	1,620	(74)	(4.6)%
Parts, service, accessories	3,274	3,526	(252)	(7.1)%
Total revenue per retail vehicle(1)	$18,355	$18,764	$(409)	(2.2)%

Same Store Gross Profit per retail vehicle
New vehicles	$2,135	$2,142	$(7)	(0.3)%
Pre-owned vehicles	1,996	1,989	7	0.4%
Finance and insurance, net	1,546	1,620	(74)	(4.6)%
Parts, service, accessories	1,579	1,668	(89)	(5.3)%
Total gross profit per retail vehicle(2)	$5,209	$5,372	$(163)	(3.0)%

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	2026	2025	YoY Change
Compensation and related costs	$38.7	$39.1	$(0.4)	$75.8	$73.1	$2.7
Facilities	10.8	11.3	(0.5)	21.0	22.5	(1.5)
General and administrative	6.9	8.0	(1.1)	13.7	15.1	(1.4)
Advertising, marketing and selling	4.3	4.0	0.3	8.1	7.8	0.3
Professional fees	3.2	3.3	(0.1)	6.6	8.0	(1.4)
Stock-based compensation	0.8	0.6	0.2	1.4	0.5	0.9
Technology and software	0.3	0.4	(0.1)	0.5	0.8	(0.3)
Total SG&A expenses	$65.0	$66.7	$(1.7)	$127.1	$127.8	$(0.7)
Total SG&A as a % of gross profit	76.7%	79.5%		81.3%	84.6%
Selling, general and administrative expenses for the quarter decreased $1.7 million, as compared to the same period in 2025. The primary driver of the decrease were lower professional fees, general and administrative expenses, compensation and related costs and facilities. Partially offsetting this reduction was an increase in advertising, marketing and selling expenses.
Selling, general and administrative expenses for the first half decreased $0.7 million, as compared to the same period in 2025. The primary driver of the decrease were lower facilities, general and administrative and professional fees. Partially offsetting these decreases were increases in compensation and related costs and stock based compensation expense.
Depreciation and Amortization

	Three Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change
Depreciation and amortization	$1.9	$2.0	$(0.1)	(5.0)%
Depreciation and amortization did not materially change when compared to the prior period.

	Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change
Depreciation and amortization	$3.8	$4.3	$(0.5)	(11.6)%
Depreciation and amortization decreased $0.5 million primarily due to certain intangible assets becoming fully amortized during the six months ended June 30, 2025.

Impairment of Franchise Rights

We did not recognize an impairment charge for the three or six months ended June 30, 2026, compared to a non-cash impairment charge of $34.0 million related to franchise rights in the three and six months ended June 30, 2025. The absence of a comparable impairment charge in 2026 was a significant driver of the improvement in operating results, including the operating income of $17.9 million for the three months ended June 30, 2026 from an operating loss of $18.8 million for the prior-year period, and operating income of $25.5 million for the six months ended June 30, 2026 from an operating loss of $15.0 million for the prior-year period.

Floor plan interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY Change	% Change
Floor plan interest expense	$2.3	$2.6	$(0.3)	(11.5)%	$4.7	$5.4	$(0.7)	(13.0)%
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See Note 4 and Note 12 for more information.
Other Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY	%
Term loan	$7.6	$9.8	$(2.2)	(22)%	$15.3	$19.6	$(4.3)	(22)%
Finance lease obligation	1.1	1.2	(0.1)	(8)%	2.3	2.3	0.0	0%
Subordinated loans	0.3	—	0.3	0%	0.7	—	0.7	NM
Other, including interest income	—	(0.1)	0.1	(100)%	0.1	(0.2)	(0.1)	50%
Other interest expense	$9.0	$10.9	$(1.9)	(17)%	$18.4	$21.7	$(3.3)	(15.2)%
NM = not meaningful.
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, and beginning in the third quarter of 2025, the Subordinated Loans, as defined in Note 12. Other interest expense decreased for the quarter due primarily to lower average borrowings and a lower interest rate on the term loan in 2026 compared to 2025. Other interest expense decreased during the six months primarily due to lower average borrowing in 2026 compared to 2025. Amortization of debt discount and issuance costs of $1.6 million and $3.2 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.9 million for the three and six months ended June 30, 2025, respectively, were included in term loan interest expense depicted above.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash and amounts available under our floor plan lines of credit.
We had the following liquidity resources available as of June 30, 2026 and December 31, 2025:

($ in millions)	June 30, 2026	December 31, 2025
Cash	$46.7	$29.5
Restricted cash(1)	16.4	13.4
Total cash and restricted cash	63.1	42.9
Availability under powersports floor plan lines of credit	95.1	123.1
Total available liquidity	$158.2	$166.0
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
Our future liquidity and capital requirements will depend upon numerous factors, including our results of operations, the timing and magnitude of capital expenditures or strategic initiatives, and other business and risk factors described under “Risk Factors” in our 2025 10-K. We believe that current cash balances plus cash generated from operations will be sufficient to meet both the operating and capital requirements of our ordinary business operations through at least the next twelve months from the date of issuance; however, there can be no assurance that we will not require additional financing within this time frame.
Our Unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which assumes the continuity of operations, the realization of assets and satisfaction of liabilities as they come due in the normal course of business. We believe that current working capital, results of operations, and existing financing arrangements are sufficient to fund operations for at least twelve months from the date of issuance. The Company may need to obtain additional financing to support its long range plans and to refinance its indebtedness on or prior to its maturity.
Our Credit Agreement includes milestones requiring the commencement of a refinancing process prior to September 30, 2026 and completion on or prior to November 30, 2026. If we do not satisfy these milestones, an event of default may occur unless we satisfy specified alternative requirements, including reducing the outstanding principal amount of the Senior Loans to the required level or forming a special committee and engaging an acceptable investment banker or financial advisor to evaluate and execute strategic alternatives. While we have made substantial progress on our refinancing efforts, there can be no assurance that we will complete a refinancing or satisfy the applicable alternative requirements within the required time periods. Failure to do so could have a material adverse effect on our liquidity, capital resources and ability to continue to operate our business in the ordinary course. We were in compliance with all covenants under our Credit Agreement as of June 30, 2026.

On April 15, 2026, certain of our subsidiaries received a conditional credit increase letter (the "Credit Increase Letter") from Polaris Acceptance ("Polaris"), and on May 15, 2026, we entered into an Amended and Restated Inventory Financing Agreement (the "Polaris Floorplan Credit Facility") with Polaris and the dealer subsidiaries of the Company party thereto (collectively, the "Dealers"). Pursuant to the Credit Increase Letter, the credit commitment available to us under the Polaris Floorplan Credit Facility was increased from approximately $74.7 million to approximately $108.0 million, subject to, among other things, the joinder of two additional dealer entities to the Polaris Floorplan Credit Facility, execution of related guaranty and intercreditor joinder amendments, and delivery of certain insurance certificates, within a specified time period. The Polaris Floorplan Credit Facility is used by the Dealers to finance the purchase inventory from approved vendors and for other purposes. Borrowings under the Polaris Floorplan Credit Facility are secured by the inventory financed thereunder. The credit increase under the Polaris Floorplan Credit Facility was entered into as part of a broader series of floor plan financing transactions undertaken by us to increase the aggregate capacity available under our existing floor plan credit facilities.

Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	June 30, 2026	December 31, 2025
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$273.9	$218.4

Long-Term Debt:
Term loan facility	208.7	207.7
Subordinated Loans	10.7	10.0
Fleet notes and other	1.7	1.1
Total principal amount of long-term debt	221.1	218.8
Less: unamortized debt issuance costs	(8.0)	(11.2)
Total long-term debt	213.1	207.6

Total debt, net(1)	$487.0	$426.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Six Months Ended June 30,
($ in millions)	2026	2025	Change
Net cash (used in) provided by operating activities	(27.7)	$4.0	$(31.7)
Net cash used in investing activities	(2.4)	(2.9)	0.5
Net cash provided by (used in) financing activities	50.3	(38.0)	88.3
Net change in restricted cash	$20.2	$(36.9)	$57.1
Operating Activities
Our primary sources of operating cash flows result from the sales of vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flow for the six months ended June 30, 2026, decreased $31.7 million from the comparable period in the prior year. The change was primarily driven by higher inventory to support revenue growth. Inventory levels represent a primary driver of our operating cash flow. We remain focused on optimizing inventory turnover by actively monitoring the mix and volume of new and pre-owned powersports units to ensure alignment with current consumer demand.
Investing Activities

	Six Months Ended June 30,
($ in millions)	2026	2025	Change
Purchase of property and equipment	(2.1)	$(2.9)	$0.8
Technology development	(0.3)	—	(0.3)
Cash used in investing activities	$(2.4)	$(2.9)	$0.5
The primary use of cash associated with investing activities is related to purchases of property and equipment and investments in technology development required to support our operations.

Financing Activities

	Six Months Ended June 30,
($ in millions)	2026	2025	YoY Change	% Change
Repayments of debt	$(0.2)	$(39.0)	$38.8	(99)%
Net increase in non-trade floor plan borrowings	50.6	1.8	48.8	2711%
Other financing	—	(0.8)	0.8	(100)%
Shares redeemed for employee tax obligations	(0.1)	$—	(0.1)	0%
Net cash provided by (used in) financing activities	$50.3	$(38.0)	$88.3	(232)%
Cash flows from financing activities primarily relate to our short and long-term borrowings. Cash flows from financing activities increased $88.3 million as a result of higher non-trade floorplan borrowings period over period in addition to a repayment of the Company’s convertible senior notes in the prior year’s comparable period. In January 2025, we repaid our 6.75% convertible senior notes at their maturity date.
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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weaknesses in internal control over financial reporting identified in our 2025 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:

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

Notwithstanding the material weaknesses, management performed additional analyses and procedures and concluded that our unaudited condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition and results of operations as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation

On June 28, 2024, the Company received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021, through the date of the subpoena. The subpoena covered documents relating to, among other matters, the Company’s previously disclosed internal investigation into the use of Company resources by former Chairman and CEO Marshall Chesrown; the Company’s review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s RideNow Cash Offer tool and certain of its technology. On April 14, 2026, the SEC informed the Company that, based on information provided to date, it concluded the investigation and does not intend to recommend enforcement action.

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
Item 5.     Other Information.
Trading Arrangements
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of RideNow Group, Inc., effective as of August 5, 2026 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 11, 2026).
10.1	Second Amendment to the Floor Plan Facility Agreement, effective May 15, 2026, by and among RumbleOn Inc. and William Coulter and Mark Tkach*
10.2	Credit Increase Letter, dated April 15, 2026, by and among Polaris Acceptance and the Dealers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2026)
10.3
Amended and Restated Inventory Financing Agreement, dated as of May 15, 2026, by and among Polaris Acceptance and the Dealers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2026).

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

RideNow Group, Inc.

Date: August 11, 2026	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Joshua J. Barsetti
Joshua J. Barsetti Chief Financial Officer (Executive Vice President and Chief Financial Officer)