Form 10-Q
period 2026-09-30
RideNow Group, Inc.
filed 2026-11-10
CIK 1596961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o Yes x No
The number of shares of Class B common stock, $0.001 par value, outstanding on November 6, 2026 was 38,986,418 shares. In addition, 50,000 shares of Class A common stock, $0.001 par value, were outstanding on November 6, 2026.

RideNow Group, Inc.
Form 10-Q

Forward-Looking and Cautionary Statements
This Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Quarterly Report") contains "forward-looking" statements as defined in the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "believes," "estimates," "anticipates," "expects," "intends," "plans," "seeks," or words of similar meaning, or future or conditional verbs, such as "may," "will," "should," "could," "aims," "intends," or "projects," and similar expressions, whether in the negative or the affirmative. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our future results of operations and financial position, the sufficiency of our liquidity and capital resources, our ability to refinance or repay our indebtedness on or prior to its maturity, our ability to comply with the covenants under our Credit Agreement and other financing arrangements, our expectations regarding the anticipated ABL Facility and the use of its proceeds, the availability of our floor plan financing, expected changes in our interest expense, our plans to remediate material weaknesses in internal control over financial reporting, the anticipated outcome and impact of pending legal proceedings, the expected impact of our Clear Price pricing model and of regulatory developments affecting vehicle retail practices, industry and business trends, general macroeconomic and market conditions, our inventory levels and inventory management, business strategy, plans, market growth, potential growth opportunities for the business, including acquisitions and dealership openings, closures or dispositions, and our objectives for future operations.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
RideNow Group, Inc.
Condensed Consolidated Balance Sheets
(amounts in millions, except per share data)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash	$29.2	$29.5
Restricted cash	18.4	13.4
Accounts receivable, net	26.6	28.9
Inventory	329.2	257.4
Prepaid expense and other current assets	7.5	5.5
Total current assets	410.9	334.7
Property and equipment, net	57.8	60.5
Right-of-use assets	143.8	150.4
Franchise rights and other intangible assets, net	129.5	127.0
Other assets	1.1	1.0
Total assets	$743.1	$673.6
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and other current liabilities	$79.1	$77.7
Floor plan notes payable	291.9	218.4
Current portion of debt	0.7	0.4
Total current liabilities	371.7	296.5
Long-term liabilities:
Long-term debt, net of current maturities	218.3	207.2
Long-term portion of operating lease liabilities	122.3	128.0
Other long-term liabilities, including finance lease obligation	52.9	54.4
Total long-term liabilities	393.5	389.6
Total liabilities	765.2	686.1
Commitments and contingencies (Note 15)
Stockholders' deficit:
Class A common stock, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding	—	—
Class B common stock, $0.001 par value, 100,000,000 authorized; 39,084,177 issued and 38,961,088 outstanding as of September 30, 2026, and 38,325,595 issued and 38,202,506 outstanding as of December 31, 2025.	—	—
Additional paid-in capital	706.2	704.1
Accumulated deficit	(724.0)	(712.3)
Class B common shares in treasury, at cost, 123,089 shares	(4.3)	(4.3)
Total stockholders' deficit	(22.1)	(12.5)
Total liabilities and stockholders' deficit	$743.1	$673.6
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Operations
(amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Powersports vehicles	$175.5	$204.3	$587.1	$595.3
Parts, service and accessories	47.1	50.8	143.9	149.3
Finance and insurance, net	21.7	24.9	70.5	73.2
Vehicle transportation services	—	1.0	—	7.8
Total revenue	244.3	281.0	801.5	825.6

Cost of revenue
Powersports vehicles	154.0	177.4	504.2	512.6
Parts, service and accessories	24.8	26.9	75.4	79.7
Vehicle transportation services	—	0.7	—	6.2
Total cost of revenue	178.8	205.0	579.6	598.5

Gross profit	65.5	76.0	221.9	227.1

Selling, general and administrative	59.6	64.4	186.7	192.2
Depreciation and amortization	1.7	2.2	5.5	6.5
Impairment of franchise rights	—	—	—	34.0

Operating income (loss)	4.2	9.4	29.7	(5.6)

Other (expense) income:
Floor plan interest expense	(3.2)	(3.1)	(7.9)	(8.5)
Loss on debt extinguishment	(5.7)	—	(5.7)	—
Other interest expense, net	(9.0)	(10.4)	(27.4)	(32.1)
Other (expense) income	—	0.1	(0.1)	0.5
Total other expense	(17.9)	(13.4)	(41.1)	(40.1)

Loss before income taxes	(13.7)	(4.0)	(11.4)	(45.7)
Income tax expense	0.2	0.1	0.3	0.3
Net loss	$(13.9)	$(4.1)	$(11.7)	$(46.0)

Loss per share
Basic	$(0.36)	$(0.11)	$(0.30)	$(1.21)
Diluted	$(0.36)	$(0.11)	$(0.30)	$(1.21)

Weighted average number of common shares outstanding
Basic	38,952,940	38,052,057	38,652,642	37,916,526
Diluted	38,952,940	38,052,057	38,652,642	37,916,526
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit
(amounts in millions)

Three Months Ended September 30, 2026

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders' Deficit
	Class A	Class B			Shares	Amount
June 30, 2026	50,000	38,961,088	$705.5	$(710.1)	123,089	$(4.3)	$(8.9)
Stock-based compensation	—	—	0.7	—	—	—	0.7
Net loss	—	—	—	(13.9)	—	—	(13.9)
September 30, 2026	50,000	38,961,088	$706.2	$(724.0)	123,089	$(4.3)	$(22.1)

Nine Months Ended September 30, 2026

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
December 31, 2025	50,000	38,202,506	$704.1	$(712.3)	123,089	$(4.3)	$(12.5)
Stock-based compensation	—	758,582	2.1	—	—	—	2.1
Net loss	—	—	—	(11.7)	—	—	(11.7)
September 30, 2026	50,000	38,961,088	$706.2	$(724.0)	123,089	$(4.3)	$(22.1)

Three Months Ended September 30, 2025

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
June 30, 2025	50,000	37,985,270	$701.4	$(701.8)	123,089	$(4.3)	$(4.7)
Stock-based compensation	—	17,156	0.8	—	—	—	0.8
Exchange of warrants	—	—	1.1	—	—	—	1.1
Net loss	—	—	—	(4.1)	—	—	(4.1)
September 30, 2025	50,000	38,002,426	$703.3	$(705.9)	123,089	$(4.3)	$(6.9)

Nine Months Ended September 30, 2025

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Treasury Shares		Total Stockholders’ Deficit
	Class A	Class B			Shares	Amount
December 31, 2024	50,000	37,717,842	$700.9	$(659.9)	123,089	$(4.3)	$36.7
Stock-based compensation	—	284,584	1.3	—	—	—	1.3
Exchange of warrants	—	—	1.1	—	—	—	1.1
Net loss	—	—	—	(46.0)	—	—	(46.0)
September 30, 2025	50,000	38,002,426	$703.3	$(705.9)	123,089	$(4.3)	$(6.9)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

RideNow Group, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(amounts in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11.7)	$(46.0)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5.5	6.5
Stock-based compensation	2.1	1.3
Amortization of debt discount and issuance costs	4.7	7.2
Interest paid-in-kind capitalized in debt principal	3.1	1.9
Impairment of franchise rights	—	34.0
Loss on debt extinguishment	5.7	—
Provision for credit losses	0.4	—
Loss on fixed asset disposals	0.2	—
Gain on lease termination	—	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	1.9	(3.2)
Inventory	(67.1)	(25.4)
Prepaid expenses and other assets	(1.2)	(3.0)
Accounts payable and other current liabilities	0.7	9.4
Other liabilities	2.1	2.5
Floor plan trade note borrowings, net	11.9	30.7
Net cash (used in) provided by operating activities	(41.7)	15.5
CASH FLOWS FROM INVESTING ACTIVITIES
Cash used for acquisition	(4.1)	—
Purchase of property and equipment	(2.5)	(5.0)
Capitalization of internal-use software costs	(0.5)	(0.1)
Net cash used in investing activities	(7.1)	(5.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt, net of debt discount	213.4	10.0
Payments of debt issuance costs	(7.1)	—
Repayments of debt	(209.0)	(59.1)
Net proceeds on non-trade floor plan facilities	58.4	(5.3)
Payment of existing credit agreement exit fee	(2.1)	—
Shares redeemed for employee tax obligations	(0.1)	—
Other	—	(0.9)
Net cash provided by (used in) financing activities	53.5	(55.3)
NET CHANGE IN CASH AND RESTRICTED CASH	4.7	(44.9)
Cash and restricted cash at beginning of period	42.9	96.7
Cash and restricted cash at end of period	$47.6	$51.8
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in millions, except per share data)
NOTE 1 – DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
RideNow Group, Inc. (the “Company”), headquartered in Chandler, Arizona, was founded in 2013 and public since 2017. The Company has grown primarily through strategic acquisitions.
Historically, the Company operated through two segments: a powersports dealership group and a vehicle transportation services business. However, following the cessation of our asset-light vehicle transportation services business at the end of December 2025, the Company now operates as a single operating and reportable segment focused exclusively on owning and operating powersports dealerships spread throughout 12 states.
We operated 46 locations as of September 30, 2026, primarily situated in the Sunbelt region. We provide a comprehensive selection of new and pre-owned motorcycles, ATVs, side-by-sides, personal watercraft, and other powersports products.
Unless the context requires otherwise, references in these financial statements to “RideNow Group,” “RideNow,” the “Company,” “we,” “us,” and “our” refer to RideNow Group, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for smaller reporting companies. In accordance with those rules and regulations, the Company has omitted certain information and notes required by GAAP for annual consolidated financial statements. In the opinion of management, these condensed consolidated financial statements contain all normal, recurring adjustments necessary for the fair presentation of the Company’s financial position and results of operations for the periods presented. Year-end balance sheet data was derived from audited financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the “2025 10-K” filed with the SEC on March 13, 2026. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the entire fiscal year. Intercompany account transactions have been eliminated.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Estimates are used for items such as long-lived assets and franchise rights; fair values of acquired assets and liabilities under the acquisition method of accounting; inventory valuation; property depreciable lives; tax provisions; realization of deferred tax assets; expected credit losses; loss contingencies; lease classification; present value of right-of-use assets and lease liabilities; and the valuation of stock-based compensation and warrants. These estimates are based on management’s best knowledge of current events, historical experience, actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

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
NOTE 2 – REVENUE
The following tables show revenue disaggregated by major lines of goods and services and timing of transfer of goods and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Revenue
New vehicles	$125.6	$147.1	$417.2	$422.0
Pre-owned powersports	45.5	53.5	154.6	160.8
Wholesale vehicles	4.4	3.7	15.3	12.5
Total vehicle revenue	175.5	204.3	587.1	595.3

Parts, service and accessories	47.1	50.8	143.9	149.3
Finance and insurance, net	21.7	24.9	70.5	73.2
Transportation and vehicle logistics	—	1.0	—	7.8
Total revenue	$244.3	$281.0	$801.5	$825.6

Timing of revenue recognition
Goods and services transferred at a point in time	$226.2	$260.9	$747.4	$760.8
Goods and services transferred over time	18.1	20.1	54.1	64.8
Total revenue	$244.3	$281.0	$801.5	$825.6

NOTE 3 – ACCOUNTS RECEIVABLE, NET
Accounts receivable consisted of the following:

($ in millions)	September 30, 2026	December 31, 2025
Contracts in transit	$8.7	$13.7
Trade receivables	9.3	5.9
Factory receivables(1)	9.0	9.6
Gross accounts receivable	27.0	29.2
Less: allowance for credit loss	0.4	0.3
Total accounts receivable, net	$26.6	$28.9
(1) Primarily amounts due from manufacturers for holdbacks, rebates, co-op advertising, warranty and supplies returns.

NOTE 4 – INVENTORY AND VEHICLE FLOOR PLAN NOTES PAYABLE
Inventory as of September 30, 2026 and December 31, 2025 was as follows:

($ in millions)	September 30, 2026	December 31, 2025
New powersports vehicles	$251.9	$197.3
Pre-owned powersports vehicles	52.0	38.0
Parts, accessories and other	25.3	22.1
Inventory	$329.2	$257.4
New inventory costs are generally reduced by manufacturer holdbacks, incentives, floor plan assistance, and non-reimbursement-based manufacturer advertising rebates, while the related vehicle floor plan payables shown below are reflective of the gross cost of the powersports vehicle.
Vehicle Floor Plan Notes Payable
Floor plan notes payable as of September 30, 2026 and December 31, 2025 was as follows:

($ in millions)	September 30, 2026	December 31, 2025
Floor plans notes payable (trade)	$109.0	$97.0
Floor plans notes payable (non-trade)(1)	182.9	121.4
Floor plan notes payable	$291.9	$218.4
(1) Includes a related-party pre-owned inventory floor plan line. See “Note 13”.
The Company relies on its floor plan vehicle financing credit lines (“Floor Plan Lines”) to finance new and pre-owned powersports vehicle inventory at its retail locations. Inventory serves as collateral under floor plan notes payable borrowings. Floor plan notes payable (trade) reflects amounts borrowed to finance the purchase of specific new and, to a lesser extent, pre-owned powersports vehicle inventory with corresponding manufacturers' captive finance subsidiaries (trade lenders). Floor plan notes payable (non-trade) represent amounts borrowed to finance the purchase of specific new and pre-owned powersports vehicle inventories with non-trade lenders. Changes in vehicle floor plan notes payable (trade) are reported as operating cash flows, and changes in floor plan notes payable (non-trade) are reported as financing cash flows in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
Vehicle floor plan payables may also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. Vehicle floor plan facilities are due on demand, but in the case of new vehicle inventories, are generally paid within a few business days after the related vehicles are sold.

Interest on vehicle floor plan payables accrues at lender-specific rates based on Prime or SOFR plus a spread, with interest free-flooring periods on new units. As of September 30, 2026, rates on interest-bearing balances ranged from 7.5% to 12.8% on substantially all vehicle inventory. The aggregate capacity to finance our inventory under the new and pre-owned vehicle floor plan facilities was $393.7 million as of September 30, 2026.
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
NOTE 5 – FRANCHISE RIGHTS AND OTHER INTANGIBLE ASSETS
During the three months ended September 30, 2026, the Company acquired the assets and business of a powersports retailer in Tallahassee, Florida for total purchase consideration of $4.1 million. The purchase price was allocated to tangible assets, net of floor plan payables assumed, of $1.6 million, and indefinite-lived franchise rights of $2.5 million. The acquisition was not material to the Company's financial condition or results of operations.
During the nine months ended September 30, 2025, an interim impairment test was performed and the carrying value of the franchise rights exceeded their fair value. An impairment charge of $34.0 million was recorded to impairment of franchise rights on the consolidated statement of operations during the second quarter of 2025. For the quarter ended September 30, 2026, management determined that there were no triggering events that would require the intangible assets be tested for impairment.
Indefinite-lived intangible assets were $129.5 million and $127.0 million as of September 30, 2026 and December 31, 2025, respectively.
NOTE 6 – LONG-TERM DEBT
Long-term debt consisted of the following as of September 30, 2026 and December 31, 2025:

($ in millions)	September 30, 2026	December 31, 2025
Term Loan credit agreement due September 2031(1)	$220.0	$—
Existing Term Loan credit agreement, repaid September 2026(2)	—	207.7
Subordinated Loans due August 2028(3)	11.4	10.0
Notes payable for fleet vehicles and other(4)	1.5	1.1
Total principal amount	232.9	218.8
Less: Unamortized debt discount and issuance costs	(13.9)	(11.2)
Total debt	219.0	207.6
Less: current portion of long-term debt	(0.7)	(0.4)
Long-term debt	$218.3	$207.2
(1) Interest payments are required at least quarterly. Fair value of the term loan approximates its outstanding principal amount due to the recency of the issuance.
(2) Repaid in full on September 25, 2026. Fair value was $215.7 million as of December 31, 2025.
(3) Fair value of $11.6 million and $8.7 million as of September 30, 2026 and December 31, 2025, respectively. See “Note 13” for a description of the Subordinated Loans, which are with related parties.
(4) Carrying value approximates fair value due to the nature of this debt.

Term Loan Refinancing
On September 25, 2026, the Company entered into a term loan credit agreement (the “Credit Agreement”) among the Company, as borrower, affiliates of Centerbridge Partners, L.P., as lenders, and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for $220.0 million of senior secured term loan maturing September 25, 2031 (the “2026 Term Loan”). The Company used the proceeds to repay in full the $208.5 million of outstanding principal, together with accrued interest and fees, under its term loan credit agreement with Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Existing Credit Agreement” and the loans thereunder, the “Existing Term Loan”), which was extinguished.
Borrowings under the Credit Agreement bear interest at a rate per annum equal, at the Company’s option, to either (a) Term SOFR with a floor of 3.00%, plus an applicable margin of 8.375%, or (b) a fluctuating base rate in effect from time to time, plus an applicable margin of 7.375%. The interest rate on September 30, 2026 was 12.3%. Obligations under the Credit Agreement are secured by a first-priority lien on substantially all of the assets of the Company and certain of its subsidiaries (the “Subsidiary Guarantors”), although certain assets of the Company and Subsidiary Guarantors are subject to a first-priority lien in favor of floor plan lenders, and such liens and priority are subject to certain other exceptions. The Subsidiary Guarantors also guarantee the obligations of the Company under the Credit Agreement.
Voluntary and certain mandatory prepayments of the 2026 Term Loan made before September 25, 2028 are subject to a make-whole premium, and those made on or after September 25, 2028 and before September 25, 2029 are subject to a premium of 2.00% of the principal prepaid. Upon the effectiveness of the Company’s anticipated senior secured asset-based revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) (the “ABL Facility”), the Company is required to prepay the 2026 Term Loan in an amount equal to the lesser of $20.0 million and an amount determined by reference to the borrowing base under the ABL Facility, and if the ABL Facility becomes effective on or before November 24, 2026, such prepayment made with proceeds of the ABL Facility will be made at par, without premium.
The Credit Agreement requires the Company to maintain a Consolidated First Lien Net Leverage Ratio not exceeding 4.80 to 1.00, first tested for the quarter ending December 31, 2026 and stepping down to 3.25 to 1.00 for quarters ending on or after June 30, 2029, and minimum Liquidity of $15.0 million, tested monthly. The Credit Agreement also contains customary negative covenants and events of default, including limitations on prepayments of the Subordinated Loans. The Company was in compliance with all financial and non-financial covenants under the Credit Agreement at September 30, 2026, and has classified obligations under the Credit Agreement as a non-current liability.
The 2026 Term Loan was provided by lenders that did not participate in the Existing Credit Agreement; accordingly, the repayment of the Existing Term Loan was accounted for as a debt extinguishment. The Company recognized a loss on extinguishment of debt of $5.7 million for the three and nine months ended September 30, 2026, consisting of the write-off of unamortized debt discount and issuance costs and legal fees and other costs paid at repayment. Additionally, the Company paid the amount recognized as a liability upon the execution of Amendment No. 10 to the Existing Credit Agreement related to the required exit fee of $2.1 million.
The Company incurred $13.7 million of original issue discount, lender fees and third-party costs in connection with the 2026 Term Loan, which are presented as a direct deduction from the carrying amount of the 2026 Term Loan and amortized to interest expense using the effective interest method over the term.
Subordinated Loans
On September 25, 2026, in connection with the refinancing, the Company amended and restated the Subordinated Loans to subordinate them to the 2026 Term Loans. The principal amount, interest rate, maturity and other material economic terms were not changed. See “Note 13”.

Other Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest expense on:
Term loans(1)	$7.6	$9.2	$22.9	$28.8
Finance lease obligation(2)	1.2	1.1	3.5	3.4
Subordinated Loans(3)	0.4	0.1	1.1	0.1
Other, net	(0.2)	—	(0.1)	(0.2)
Total	$9.0	$10.4	$27.4	$32.1
(1) Includes interest on the Existing Term Loan through September 25, 2026 and on the 2026 Term Loan thereafter, including the amortization of debt discount and issuance costs of $1.4 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and $2.2 million and $7.1 million for the three and nine months ended September 30, 2025, respectively. Excludes the loss on extinguishment of debt. Prior to September 25, 2026, certain interest on the Existing Term Loan was paid in kind on interest payment dates.
(2) Finance lease obligation is reported in other long-term liabilities on the condensed consolidated balance sheets.
(3) Interest is paid in kind on interest payment dates. See “Note 13”.
NOTE 7 – SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Compensation and related costs	$34.0	$36.9	$109.8	$110.0
Facilities	10.8	11.1	31.8	33.6
General and administrative	7.5	7.6	21.2	22.7
Professional fees	2.6	3.8	9.2	11.8
Advertising, marketing and selling	3.8	3.8	11.9	11.6
Stock based compensation	0.7	0.8	2.1	1.3
Technology development and software	0.2	0.4	0.7	1.2
Total	$59.6	$64.4	$186.7	$192.2
NOTE 8 – STOCK-BASED COMPENSATION

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Restricted Stock Units	$0.7	$0.8	$2.1	$2.0
Stock Options(1)	—	—	—	(0.7)
Total	$0.7	$0.8	$2.1	$1.3
(1) Amount for the nine months ended September 30, 2025 represents the reversal of expense for stock options forfeited by our former CEO.
During the nine months ended September 30, 2026, the Company granted a total of 881,773 time-vested restricted stock units (predominantly on a pro rata basis over three years) and 129,804 performance-based restricted stock units that vest if and when the Company’s Class B common stock price reaches and sustains a target price of $11.98 for a 20-day trading period within three years. The fair value of the performance-based restricted stock units was estimated using a Monte Carlo model. Unamortized stock compensation expense for all outstanding awards as of September 30, 2026 was $3.9 million.

Class B Common Stock Warrants
In 2023, the Company issued warrants to Oaktree and the lenders party to the Existing Credit Agreement to purchase up to 1.2 million shares of Class B common stock at an exercise price that was subject to adjustment based on the terms of the Existing Credit Agreement (“Old Warrants”). The parties to the Existing Credit Agreement executed Amendment No. 10 on August 10, 2025. As required by Amendment No. 10, the Company amended these warrants and extended their term to August 10, 2030 (“New Warrants”). The strike price of the New Warrants was set at $4.02 following the measurement period and is subject to certain adjustments as defined in the Existing Credit Agreement. These warrants were classified as equity, and the incremental fair value of the New Warrants was determined to be $1.1 million higher than the Old Warrants using the Black-Scholes option pricing model with the following assumptions as of the valuation date:

	New Warrants	Old Warrants
Strike price	$4.02	$11.09
Stock price on valuation date	$2.00	$2.00
Volatility	90.0%	90.0%
Expected term (years)	5	3
Risk-free interest rate	3.9%	3.7%
Annual variance	81.0%	81.0%
Dividend yield	—	—
NOTE 9 – ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
The following table summarizes accounts payable and other current liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
($ in millions)
Current portion of operating lease liabilities	$22.8	$22.7
Accounts payable	10.7	9.6
State and local taxes payable	10.6	10.2
Other	10.2	8.2
Compensation and benefits	9.4	11.9
Customer deposits	6.5	3.8
Accrued professional fees	4.4	3.0
Insurance payables	2.8	2.2
Interest payable	1.7	6.1
Total	$79.1	$77.7
NOTE 10 – INCOME TAXES
The Company recognized income tax expense of $0.2 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, representing effective income tax rates of (1.5)% and (2.6)%, respectively. For the three and nine months ended September 30, 2025, the Company recognized income tax expense of $0.1 million and $0.3 million, representing effective income tax rates of (2.5)% and (0.7)%, respectively. The difference between the U.S. federal income tax rate of 21.0% and the Company's overall income tax rate in both periods presented was primarily due to state income tax and a change in the valuation allowance for federal and state tax purposes.

NOTE 11 – NET LOSS PER SHARE
The following is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30
(Shares in millions)	2026	2025	2026	2025
Numerator:
Net loss	$(13.9)	$(4.1)	$(11.7)	$(46.0)
Denominator:
Weighted average share outstanding - basic and diluted	39.0	38.1	38.7	37.9
Basic and diluted net loss per share	$(0.36)	$(0.11)	$(0.30)	$(1.21)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted earnings per share because the effect of including such shares would have been antidilutive as of September 30, 2026 and 2025:

(Shares in millions)	2026	2025
Unvested restricted stock units	2.1	2.5
Warrants to purchase Class B common stock	1.2	1.2
NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table includes supplemental cash flow information, including non-cash investing and financing activity for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Cash paid for interest	$35.0	$32.4
Cash paid for taxes, net	0.3	0.5
Cash payments for operating leases	21.6	23.1
Incremental fair value of warrants issued as financing costs	—	1.1
Right-of-use assets obtained in exchange for operating lease liabilities	1.9	8.3
Of the cash paid for interest, $7.6 million and $8.3 million in the nine months ended September 30, 2026 and 2025, respectively, related to floor plan payables to finance inventory.
The following shows cash and restricted cash for the Unaudited Condensed Consolidated Statements of Cash Flows:

($ in millions)	September 30, 2026	September 30, 2025
Cash	$29.2	$35.4
Restricted cash(1)	18.4	16.4
Total cash and restricted cash	$47.6	$51.8
(1) Amounts included in restricted cash are primarily comprised of the deposits required under the Company's various floor plan lines of credit.

NOTE 13 – RELATED-PARTY TRANSACTIONS
Subordinated Loans with Related Parties
On August 25, 2025, the Company issued separate unsecured subordinated promissory notes (collectively, the “Subordinated Loans”) payable to each of SH Capital Partners, L.P. (an entity controlled by Mark Cohen who is a holder of the Company’s Class B common stock and a member of the Board), Face Canyon LLC (an entity controlled by William Coulter), and Mark Tkach (collectively, the “Lenders”) to evidence the $3.3 million of unsecured subordinated loans made by each Lender to the Company. William Coulter (“Coulter”) and Mark Tkach (“Tkach”) are both directors and former executive officers of the Company and holders of the Company’s Class B common stock. The Company used the aggregate gross proceeds of the Subordinated Loans, to prepay outstanding principal amounts owed under the Existing Credit Agreement (as defined in “Note 6”), as required by an amendment to the Existing Credit Agreement. The Subordinated Loans bear interest at a rate of 13.0% per annum, payable semi-annually in arrears on the last business day of each February and August. Interest is in-kind and capitalized to the principal balance of the Subordinated Loans. Each Subordinated Loan matures on August 31, 2028, unless earlier repaid or accelerated in accordance with its terms.
On September 25, 2026, in connection with the refinancing of the Existing Credit Agreement described in “Note 6”, the Company amended and restated each Subordinated Loan. The amendment and restatement subordinated the Subordinated Loans to the 2026 Term Loan (as defined in “Note 6”) under a new subordination agreement and did not change the principal amount, interest rate, maturity or other material economic terms. The Subordinated Loans may be prepaid at any time without premium or penalty, subject to the restrictions in the Credit Agreement described below.
In the event a Lender participates in a Specified Equity Offering (as defined in the Subordinated Loan), the Company is required to use the net cash proceeds received from such Lender in such Specified Equity Offering to make a mandatory prepayment of such Lender’s Subordinated Loan.
Each Subordinated Loan is guaranteed on a joint and several basis by certain of the Company’s subsidiaries (each, a “Subordinated Guaranty”). Subject to the terms of the corresponding Subordinated Loan, each Subordinated Guaranty is irrevocable and unconditional and will remain in effect until all obligations under such Subordinated Note are satisfied.
The Subordinated Loans are contractually subordinated in right of payment to the 2026 Term Loans outstanding under the Company’s Credit Agreement. The Credit Agreement permits prepayment of the Subordinated Loans only with the proceeds of a substantially concurrent equity contribution or issuance or, if no default exists, when the Company’s pro forma Consolidated First Lien Net Leverage Ratio is 2.80 to 1.00 or less.
As of September 30, 2026, the balance of the Subordinated Loans was $11.4 million. Interest expense on the Subordinated Loans was $0.4 million and $1.1 million for the three and nine months ended September 30, 2026, respectively.
Pre-Owned Inventory Floor Plan Line
On December 6, 2024, the Company entered into a floor plan facility agreement with related parties Coulter, Tkach and RideNow Management LLLP, an entity controlled by Coulter and Tkach that provided up to $16.0 million of revolving availability that bears interest based on SOFR plus 5.0%. During the three months ended September 30, 2026, the Company fully paid off the outstanding amounts under this facility. The amounts owed by the Company to the related parties under this facility were $6.2 million as of December 31, 2025.

Leases
As of September 30, 2026, the Company had 26 leases of properties consisting primarily of dealerships and offices with related parties. Each related-party lease is with a wholly owned subsidiary of the Company as the tenant and an entity controlled by Coulter and/or Tkach, as the landlord. The leases generally have 20-year terms, most of which commenced on September 1, 2021, with base rent increasing 2% annually. Two of the leases were entered into in 2024, one of which includes an option to purchase. During the three and nine months ended September 30, 2026, a subsidiary of the Company entered into a lease amendment to one of its related-party leases for a dealership location in Ocala, Florida, that incorporates an adjacent expansion property into the leased premises. The amendment did not change the lease term of the existing lease and it added $1.4 million of total lease payments related to the additional leased property.
Pursuant to their terms, the related-party leases contain cross-default provisions. Under these provisions, an event of default under any single related-party lease agreement constitutes an event of default across all 26 related-party leases. In the event of an uncured default on one property, the landlord has the right to exercise remedies across the entire portfolio, including the potential acceleration of remaining lease obligations or termination of all related-party leases.
Rent expense associated with the related-party operating leases was $4.7 million and $4.8 million for the three months ended September 30, 2026 and 2025, respectively, and $14.0 million and $14.5 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the Unaudited Condensed Consolidated Statements of Operations.
The following table provides the amounts for related party leases that were included on the balance sheets:

($ in millions)	September 30, 2026	December 31, 2025
Right-of-use assets	$99.6	$100.6
Current portion of operating lease liabilities(1)	14.8	14.4
Long-term portion of operating lease liabilities	97.5	97.8
(1) Included in accounts payable and other current liabilities.
During the three months ended September 30, 2025, the Company paid a $0.5 million fee that was associated with the termination of a lease for a property that was no longer being used in operations. The lease was with an entity controlled by Coulter and Tkach, as the landlord.
Employment of Immediate Family Members
Tkach has two immediate family members that were employed by the Company during the past two years: one as an executive vice president (“EVP”) and one as a commissioned sales representative in the Company’s former vehicle transportation business. The EVP received aggregate gross pay, including grants of restricted stock, of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. The second family member resigned on January 2, 2026, due to the cessation of our vehicle transportation business. The commissioned sales representative received gross pay of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025.

NOTE 14 - SEGMENT INFORMATION
Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) to assess operating performance and allocate resources. The Company’s CODM is its Chairman, Chief Executive Officer, and President.
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

($ in millions)	Powersports Dealership Group
Three Months Ended September 30, 2026
Revenue	$244.3
Cost of revenue	178.8
Compensation and related costs	34.0
Facilities	10.8
Other operating expenses(1)	14.8
Depreciation and amortization	1.7
Floor plan interest expense	3.2
Loss on debt extinguishment	5.7
Other interest expense	9.0
Income tax expense	0.2
Net loss	$(13.9)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in “Note 7” and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Three Months Ended September 30, 2025
Revenue:
Powersports vehicles	$204.3	$—	$—	$204.3
Parts, service and accessories	50.8	—	—	50.8
Finance and insurance, net	24.9	—	—	24.9
Vehicle transportation services	—	1.0	—	1.0
Total revenue	280.0	1.0	—	281.0
Cost of revenue:
Powersports vehicles	177.4	—	—	177.4
Parts, service and accessories	26.9	—	—	26.9
Vehicle transportation services	—	0.7	—	0.7
Total cost of revenue	204.3	0.7	—	205.0
Gross profit	75.7	0.3	—	76.0
Compensation and related costs	36.7	0.2	—	36.9
Facilities	11.0	0.1	—	11.1
Other operating expenses(1)	16.3	0.1	—	16.4
Depreciation and amortization	—	—	2.2	2.2
Floor plan interest expense	3.1	—	(3.1)	—
Operating income (loss)	8.6	(0.1)	0.9	9.4
Floor plan interest expense				3.1
Other interest expense				10.4
Other income				(0.1)
Loss before income taxes				$(4.0)

(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in “Note 7” and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group
Nine Months Ended September 30, 2026
Revenue	$801.5
Cost of revenue	579.6
Compensation and related costs	109.8
Facilities	31.8
Other operating expenses(1)	45.1
Depreciation and amortization	5.5
Floor plan interest expense	7.9
Loss on debt extinguishment	5.7
Other interest expense	27.4
Other expense	0.1
Income tax expense	0.3
Net loss	$(11.7)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in “Note 7” and is attributable to the Powersports Dealership Group.

($ in millions)	Powersports Dealership Group	Vehicle Transportation Services	Unallocated and Adjustments	Total
Nine Months Ended September 30, 2025
Revenue:
Powersports vehicles	$595.3	$—	$—	$595.3
Parts, service and accessories	149.3	—	—	149.3
Finance and insurance, net	73.2	—	—	73.2
Vehicle transportation services	—	7.8	—	7.8
Total revenue	817.8	7.8	—	825.6
Cost of revenue:
Powersports vehicles	512.6	—	—	512.6
Parts, service and accessories	79.7	—	—	79.7
Vehicle transportation services	—	6.2	—	6.2
Total cost of revenue	592.3	6.2	—	598.5
Gross profit	225.5	1.6	—	227.1
Compensation and related costs	108.6	1.4	—	110.0
Facilities	33.4	0.2	—	33.6
Other operating expenses(1)	48.2	0.4	—	48.6
Impairment of franchise rights	—	—	34.0	34.0
Depreciation and amortization	—	—	6.5	6.5
Floor plan interest expense	8.5	—	(8.5)	—
Operating income (loss)	26.8	(0.4)	(32.0)	(5.6)
Floor plan interest expense				8.5
Other interest expense				32.1
Other income				(0.5)
Loss before income taxes				$(45.7)
(1) Other operating expenses represent general and administrative expenses, advertising, professional fees and stock-based compensation expenses. The detail for these expenses on a consolidated basis is in “Note 7” and is attributable to the Powersports Dealership Group.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2026, the Company does not believe that the ultimate resolution of any legal actions, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations, liquidity, and capital resources.
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
Delaware Litigation
As previously disclosed, the Company began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as CEO (the “CEO Resignation Letter”) and on July 7, 2023, Mr. Chesrown delivered a resignation letter to the Board in his capacity as a member of the Board of Directors (the “Board Resignation Letter” and together with the CEO Resignation Letter, the “Resignation Letters”). In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. The Company disagrees with the characterization of the allegations and assertions described in the Resignation Letters. The Company and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. Factual discovery has now concluded. On October 23, 2026, the Company filed a motion for summary judgment seeking judgment in the Company’s favor on all claims with prejudice. Briefing on the motion is expected to conclude in late 2026, to be followed by oral argument before the Delaware Superior Court.
The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, the Company has not decided what further actions, if any, may be taken with regard to the investigation allegations. The Company intends to defend the litigation claims vigorously; however, it can provide no assurance regarding the outcome of this matter.
Letters of Credit
The Company issues letters of credit to secure its various financial obligations, including floor plan financing arrangements and insurance policy deductibles and other claims. The total amount of outstanding letters of credit as of September 30, 2026 was $13.4 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes and the MD&A included in our 2025 10-K, as well as our Unaudited Condensed Consolidated Financial Statements and the accompanying condensed notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion may contain forward-looking statements. See “Forward-Looking and Cautionary Statements” for a discussion of the uncertainties and risks associated with these statements. Terms not defined in this MD&A have the meanings ascribed to them in the consolidated financial statements and related footnotes. Unless otherwise noted, comparisons are of results for the quarter ended September 30, 2026, or third quarter, to the quarter ended September 30, 2025.
Overview
Incorporated in Nevada in 2013, we operate a powersports dealership group which has primarily grown through acquisitions. Prior to January 1, 2026, we operated through two operating segments: a powersports dealership group and as a vehicle transportation services provider. In December 2025, we ceased operations related to our vehicle transportation services business.
We believe our powersports business is the largest powersports retail group in the United States offering a wide selection of new and pre-owned motorcycles, all-terrain vehicles (“ATV”), utility terrain or side-by-side vehicles, personal watercraft, and other powersports products.
We also offer parts, apparel, accessories, finance & insurance products and services, and aftermarket products from a wide range of manufacturers. Further, we offer a full suite of powersports repair and maintenance services. As of September 30, 2026, we operated 46 retail dealerships located predominantly in the Sunbelt region. Additionally, we source high quality pre-owned inventory directly from consumers via our proprietary RideNow Cash Offer tool.
Macroeconomic Conditions
Our results of operations and financial condition are significantly influenced by general macroeconomic conditions that affect consumer confidence and discretionary spending. During the third quarter of 2026, we continued to navigate a complex macroeconomic environment characterized by persistent inflationary pressures, fluctuating interest rates, and critical legal developments reshaping trade policy. Additionally, our operations have been impacted by prolonged elevated gas prices, which have dampened customer sentiment and constrained discretionary spending.
During the year, the U.S. Supreme Court issued a decision concerning federal tariff authority and enforcement regimes. While this ruling established a definitive framework for current and upcoming tariff structures, an ultimate resolution regarding long-term implementation and trade dynamics remains uncertain. Nevertheless, we do not expect these legal developments or the resulting tariff structures to elevate our cost of sales or necessitate increases to our vehicle manufacturers suggested retail price. Through our strategic supply chain alignment and agreements with our Original Equipment Manufacturer (“OEM”) partners, we believe our operations are structured to manage these tariff impacts. We do not currently expect the recently announced tariff structures to have a material impact on our cost of sales or vehicle pricing. However, the ultimate impact of tariff-related developments remains uncertain and will depend on, among other things, OEM pricing decisions, supply chain responses, consumer demand and broader macroeconomic conditions. While we continue to monitor the broader industry-wide effects of this ruling, including potential relief from recently introduced tariff refund systems, we do not currently anticipate tariff-related margin compression or pricing adjustments, though wider macroeconomic trade barriers could still influence overall consumer demand due to price elasticity.
Additionally, our business is sensitive to the interest rate environment. Recently, the Federal Reserve raised its benchmark federal funds rate by 25 basis points and could raise rates further in the near future. Elevated interest rates affect us in the following ways:
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
•Regulatory oversight and FTC enforcement: Regulatory bodies, including the Federal Trade Commission (“FTC”), have intensified enforcement scrutiny and issued industry guidance over vehicle retail practices, focusing on transparent “out-the-door” advertised pricing, mandatory dealer fees, and finance and insurance add-on disclosures. In proactive alignment with these regulatory enforcement priorities and industry guidance, we introduced Clear Price, our transparent, all-in customer pricing model across our dealership group during the third quarter of 2026.
As an early mover in implementing transparent all-in pricing, we experienced a short-term impact on our operating results due to competitive price disparities relative to dealerships that continue to exclude mandatory fees from initial advertised prices, which we expect to normalize as transparent pricing practices become more widespread across the powersports retail industry. See Part II, Item 1A, "Risk Factors—Our implementation of transparent 'all-in' retail pricing models, such as Clear Price, may place us at a temporary competitive disadvantage and adversely affect our sales volumes, revenue, and operating results."
•Credit Agreement: Our Credit Agreement is tied to variable rates. Accordingly, our interest expense will fluctuate with changing market conditions and will increase if interest rates rise.
General macroeconomic uncertainty, including concerns regarding labor market stability and persistent cost-of-living increases, has led to more cautious spending patterns among our core demographic. If economic conditions further deteriorate or if "stagflationary" pressures, where inflation persists alongside cooling economic growth, intensify, we may experience declines in same-store revenue and unit sales.
Key Operating Metrics
We regularly review a number of key operating metrics such as revenue, sales volume and gross profit in order to manage the business and evaluate financial and operating performance. Key factors impacting our operating results include increasing brand awareness; maximizing the opportunity to source vehicles from consumers, dealers, and auctions; and enhancing the selection and timing of vehicles we make available for sale to our customers. We review these metrics in total. As previously disclosed, we sold or closed five underperforming stores during 2025. As a result, management has also begun reviewing metrics on a same store basis. Same store measures reflect results for stores that were operating during the three and nine months ended September 30, 2026 and 2025, and exclude fleet sales. We believe same store metrics assist in providing insight on operating trends within our core business.
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
Results of Operations
Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY Change	% Change
Revenue
Powersports vehicles	$175.5	$204.3	$(28.8)	(14.1)%	$587.1	$595.3	$(8.2)	(1.4)%
Parts, service and other	47.1	50.8	(3.7)	(7.3)%	143.9	149.3	(5.4)	(3.6)%
Finance and insurance, net	21.7	24.9	(3.2)	(12.9)%	70.5	73.2	(2.7)	(3.7)%
Total powersports revenue	244.3	280.0	(35.7)	(12.8)%	801.5	817.8	(16.3)	(2.0)%
Vehicle transportation services	—	1.0	(1.0)	(100.0)%	—	7.8	(7.8)	(100.0)%
Total Revenue	$244.3	$281.0	$(36.7)	(13.1)%	$801.5	$825.6	$(24.1)	(2.9)%
Gross Profit
Powersports vehicles	21.5	26.9	(5.4)	(20.1)%	82.9	82.7	0.2	0.2%
Parts, service and other	22.3	23.9	(1.6)	(6.7)%	68.5	69.6	(1.1)	(1.6)%
Finance and insurance, net	21.7	24.9	(3.2)	(12.9)%	70.5	73.2	(2.7)	(3.7)%
Total powersports gross profit	65.5	75.7	(10.2)	(13.5)%	221.9	225.5	(3.6)	(1.6)%
Vehicle transportation services	—	0.3	(0.3)	(100.0)%	—	1.6	(1.6)	(100.0)%
Total Gross Profit	$65.5	$76.0	$(10.5)	(13.8)%	$221.9	$227.1	$(5.2)	(2.3)%

Total revenue for the quarter decreased $36.7 million, or 13.1% compared to the same period in 2025. The decrease was driven by a $20.6 million, or 7.9%, decline in same store powersports revenue due to lower retail unit sales volume resulting from broader macroeconomic pullbacks in consumer discretionary spending and short-term impacts from the initial market implementation of our Clear Price initiative, proactively launched to align with recent FTC vehicle pricing guidance and enforcement priorities, combined with the impact of operating six fewer stores than in the prior year period and a $1.0 million reduction from the wind down of our vehicle transportation services business.
Total revenue for the nine months ended September 30, 2026 decreased $24.1 million compared to the nine months ended September 30, 2025. Driven by a decrease in vehicle unit sales resulting from operating six fewer stores than the prior year period, and a decrease of $7.8 million driven by the wind down of our vehicle transportation services business.
Total gross profit decreased $10.5 million for the quarter and $5.2 million for the nine months ended September 30, 2026, respectively, driven primarily by the powersports business unit and commensurate with the decline in revenue for each period presented. Additional detail on our gross profit is depicted in the tables that follow.

Key Operating Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change	2026	2025	YoY Change	% Change
Revenue
New retail vehicles	$125.6	$147.1	$(21.5)	(14.6)%	$417.2	$422.0	$(4.8)	(1.1)%
Pre-owned retail vehicles	45.5	53.5	(8.0)	(15.0)	154.6	160.8	(6.2)	(3.9)
Total retail vehicles	171.1	200.6	(29.5)	(14.7)	571.8	582.8	(11.0)	(1.9)
Wholesale vehicles	4.4	3.7	0.7	18.9	15.3	12.5	2.8	22.4
Parts, service, and other	47.1	50.8	(3.7)	(7.3)	143.9	149.3	(5.4)	(3.6)
Finance and insurance, net	21.7	24.9	(3.2)	(12.9)	70.5	73.2	(2.7)	(3.7)
Total powersports revenue	$244.3	$280.0	$(35.7)	(12.8)%	$801.5	$817.8	$(16.3)	(2.0)%

Gross Profit
New retail vehicles	$16.3	$18.5	$(2.2)	(11.9)%	$58.6	$55.3	$3.3	6.0%
Pre-owned retail vehicles	5.7	8.6	(2.9)	(33.7)	24.8	27.5	(2.7)	(9.8)
Total retail vehicles	22.0	27.1	(5.1)	(18.8)	83.4	82.8	0.6	0.7
Wholesale vehicles	(0.5)	(0.2)	(0.3)	150.0	(0.5)	(0.1)	(0.4)	400.0
Parts, service, and other	22.3	23.9	(1.6)	(6.7)	68.5	69.6	(1.1)	(1.6)
Finance and insurance, net	21.7	24.9	(3.2)	(12.9)	70.5	73.2	(2.7)	(3.7)
Total powersports gross profit	$65.5	$75.7	$(10.2)	(13.5)%	$221.9	$225.5	$(3.6)	(1.6)%

Vehicle Unit Sales (#)
New retail vehicles	8,127	9,904	(1,777)	(17.9)%	28,266	28,535	(269)	(0.9)%
Pre-owned retail vehicles	4,055	4,701	(646)	(13.7)%	13,572	14,291	(719)	(5.0)%
Total retail vehicles	12,182	14,605	(2,423)	(16.6)%	41,838	42,826	(988)	(2.3)%
Wholesale vehicles	704	1,344	(640)	(47.6)%	2,378	3,426	(1,048)	(30.6)%
Total powersports unit sales	12,886	15,949	(3,063)	(19.2)%	44,216	46,252	(2,036)	(4.4)%

Revenue per vehicle
New retail vehicles	$15,455	$14,853	$602	4.1%	$14,760	$14,789	$(29)	(0.2)%
Pre-owned retail vehicles	11,221	11,381	(160)	(1.4)%	11,391	11,252	139	1.2%
Wholesale vehicles	6,250	2,753	3,497	127.0%	6,434	3,649	2,785	76.3%
Parts, service, and other	3,866	3,478	388	11.2%	3,439	3,486	(47)	(1.3)%
Finance and insurance, net	1,781	1,705	76	4.5%	1,685	1,709	(24)	(1.4)%
Total revenue per retail vehicle(1)	$19,693	$18,918	$775	4.1%	$18,793	$18,804	$(11)	(0.1)%

Gross Profit per retail vehicle
New vehicles	$2,006	$1,868	$138	7.4%	$2,073	$1,938	$135	7.0%
Pre-owned vehicles	1,406	1,829	(423)	(23.1)%	1,827	1,924	(97)	(5.0)%
Parts, service, and other	1,831	1,636	195	11.9%	1,637	1,625	12	0.7%
Finance and insurance, net	1,781	1,705	76	4.5%	1,685	1,709	(24)	(1.4)%
Total gross profit per retail vehicle(2)	5,377	5,183	194	3.7%	5,304	5,265	39	0.7%
(1) Calculated as total powersports revenue, excluding wholesale revenue and vehicle transportation services revenue, divided by new and pre-owned retail units sold.
(2) Calculated as total gross profit, excluding vehicle transportation services, divided by new and pre-owned retail units sold.

Same store revenue and same store gross profit are calculated on the same basis but exclude fleet sales, certain shared store support and corporate overhead expenses and the effects in all periods presented of the five stores that were closed or sold in 2025. These metrics follow:
Same Store Key Operating Metrics

	Three Months Ended September 30,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Same Store Revenue
New retail vehicles	$125.6	$138.0	$(12.4)	(9.0)%
Pre-owned retail vehicles	45.5	51.0	(5.5)	(10.8)%
Total retail vehicles	171.1	189.0	(17.9)	(9.5)%
Wholesale vehicles	3.4	2.0	1.4	70.0%
Parts, service, and other	47.0	49.0	(2.0)	(4.1)%
Finance and insurance, net	19.9	22.0	(2.1)	(9.5)%
Total revenue	$241.4	$262.0	$(20.6)	(7.9)%

Same Store Gross Profit
New retail vehicles	$16.5	$19.0	$(2.5)	(13.2)%
Pre-owned retail vehicles	7.0	8.0	(1.0)	(12.5)%
Total retail vehicles	23.5	27.0	(3.5)	(13.0)%
Wholesale vehicles	(0.5)	—	(0.5)	NM
Parts, service, and other	22.9	23.0	(0.1)	(0.4)%
Finance and insurance, net	19.9	22.0	(2.1)	(9.5)%
Total gross profit	$65.8	$72.0	$(6.2)	(8.6)%

Same Store Vehicle Units Sold
New retail vehicles	8,127	9,164	(1,037)	(11.3)%
Pre-owned retail vehicles	4,055	4,504	(449)	(10.0)%
Total retail vehicles	12,182	13,668	(1,486)	(10.9)%
Wholesale vehicles	514	921	(407)	(44.2)%
Total vehicles sold	12,696	14,589	(1,893)	(13.0)%

Same Store Revenue per vehicle
New retail vehicles	$15,455	$15,059	$396	2.6%
Pre-owned retail vehicles	11,221	11,323	(102)	(0.9)%
Wholesale vehicles	6,615	2,172	4,443	204.6%
Parts and service and other	3,858	3,585	273	7.6%
Finance and insurance, net	1,634	1,610	24	1.5%
Total revenue per retail vehicle(1)	19,537	19,023	514	2.7%

Same Store Gross Profit per retail vehicle
New vehicles	$2,030	$2,073	$(43)	(2.1)%
Pre-owned vehicles	1,726	1,776	(50)	(2.8)%
Parts, service, and other	1,880	1,683	197	11.7%
Finance and insurance, net	1,634	1,610	24	1.5%
Total gross profit per retail vehicle(2)	5,401	5,268	133	2.5%
(1) Calculated as same store revenue, excluding wholesale revenue and vehicle transportation services revenue, divided by new and pre-owned retail powersports units sold.
(2) Calculated as same store gross profit, excluding vehicle transportation services, divided by new and pre-owned retail units sold.

Same Store Key Operating Metrics

	Nine Months Ended September 30,
($ in millions except per vehicle)	2026	2025	YoY Change	% Change
Same Store Revenue
New retail vehicles	$417.5	$403.6	$13.9	3.4%
Pre-owned retail vehicles	154.6	153.5	1.1	0.7%
Total retail vehicles	572.1	557.1	15.0	2.7%
Wholesale vehicles	10.4	6.6	3.8	57.6%
Parts, service, and other	143.8	144.3	(0.5)	(0.3)%
Finance and insurance, net	65.6	65.8	(0.2)	(0.3)%
Total revenue	$791.9	$773.8	$18.1	2.3%

Same Store Gross Profit
New retail vehicles	$59.6	$57.3	$2.3	4.0%
Pre-owned retail vehicles	26.0	26.2	(0.2)	(0.8)%
Total retail vehicles	85.6	83.5	2.1	2.5%
Wholesale vehicles	(0.7)	(0.2)	(0.5)	250.0%
Parts, service, and other	69.9	68.1	1.8	2.6%
Finance and insurance, net	65.6	65.8	(0.2)	(0.3)%
Total gross profit	$220.4	$217.2	$3.2	1.5%

Same Store Vehicle Units Sold
New retail vehicles	28,177	27,044	1,133	4.2%
Pre-owned retail vehicles	13,572	13,655	(83)	(0.6)%
Total retail vehicles	41,749	40,699	1,050	2.6%
Wholesale vehicles	1,636	2,273	(637)	(28.0)%
Total vehicles sold	43,385	42,972	413	1.0%

Same Store Revenue per vehicle
New retail vehicles	$14,817	$14,924	$(107)	(0.7)%
Pre-owned retail vehicles	11,391	11,241	150	1.3%
Wholesale vehicles	6,357	2,904	3,453	118.9%
Finance and insurance, net	1,571	1,617	(46)	(2.8)%
Parts, service, and other	3,444	3,546	(102)	(2.9)%
Total revenue per retail vehicle(1)	$18,719	$18,851	$(132)	(0.7)%

Same Store Gross Profit per retail vehicle
New vehicles	$2,115	$2,119	$(4)	(0.2)%
Pre-owned vehicles	1,916	1,919	(3)	(0.2)%
Finance and insurance, net	1,571	1,617	(46)	(2.8)%
Parts, service, and other	1,674	1,673	1	0.1%
Total gross profit per retail vehicle(2)	$5,279	$5,337	$(58)	(1.1)%

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change	2026	2025	YoY Change
Compensation and related costs	$34.0	$36.9	$(2.9)	$109.8	$110.0	$(0.2)
Facilities	10.8	11.1	(0.3)	31.8	33.6	(1.8)
General and administrative	7.5	7.6	(0.1)	21.2	22.7	(1.5)
Advertising, marketing and selling	3.8	3.8	—	11.9	11.6	0.3
Professional fees	2.6	3.8	(1.2)	9.2	11.8	(2.6)
Stock-based compensation	0.7	0.8	(0.1)	2.1	1.3	0.8
Technology and software	0.2	0.4	(0.2)	0.7	1.2	(0.5)
Total SG&A expenses	$59.6	$64.4	$(4.8)	$186.7	$192.2	$(5.5)
Total SG&A as a % of gross profit	91.0%	84.7%		84.1%	84.6%
Selling, general and administrative expenses (“SG&A”) for the quarter decreased $4.8 million, as compared to the same period in 2025. The primary driver of the decrease was lower compensation and related costs and facilities costs due to operating six fewer stores than the prior year period.
Selling, general and administrative expenses for the nine months ended September 30, 2026 decreased $5.5 million, as compared to the same period in 2025. The primary driver of the decrease were lower facilities, general and administrative and professional fees. Partially offsetting these decreases was an increase in stock based compensation expense.
Depreciation and Amortization

	Three Months Ended September 30,
($ in millions)	2026	2025	YoY Change	% Change
Depreciation and amortization	$1.7	$2.2	$(0.5)	(22.7)%
Depreciation and amortization did not materially change when compared to the prior period.

	Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change	% Change
Depreciation and amortization	$5.5	$6.5	$(1.0)	(15.4)%
Depreciation and amortization decreased $1.0 million primarily due to certain intangible assets becoming fully amortized during the nine months ended September 30, 2025.
Impairment of Franchise Rights
We did not recognize an impairment charge for the three or nine months ended September 30, 2026, compared to a non-cash impairment charge of $34.0 million related to franchise rights in the nine months ended September 30, 2025.
No triggering events were identified during the quarter ended September 30, 2026 that would require an interim impairment assessment of our intangible assets; however, if operating results are impacted longer than expected by the Clear Price initiative, elevated gas prices and higher interest rates, our ability to generate projected cash flows may be impaired, which may lead to the recognition of impairment charges for the year ended December 31, 2026.

Floor plan interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY Change	% Change
Floor plan interest expense	$3.2	$3.1	$0.1	3.2%	$7.9	$8.5	$(0.6)	(7.1)%
We have floor plan agreements with both manufacturer-affiliated finance companies and with related and non-related third parties for most new and certain pre-owned vehicles. The interest rates on these floor plan notes payable commitments vary by lender and are variable rates. See “Note 4” and “Note 13” for more information.
Other Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change	% Change	2026	2025	YoY	%
Term loan	$7.6	$9.2	$(1.6)	(17.4)%	$22.9	$28.8	$(5.9)	(20.5)%
Finance lease obligation	1.2	1.1	0.1	NM	3.5	3.4	0.1	NM
Subordinated loans	0.4	0.1	0.3	NM	1.1	0.1	1.0	NM
Other, including interest income	(0.2)	—	(0.2)	NM	(0.1)	(0.2)	0.1	NM
Other interest expense	$9.0	$10.4	$(1.4)	(13.5)%	$27.4	$32.1	$(4.7)	(14.6)%
NM = not meaningful.
Other interest expense consists primarily of interest on the term loan facility, finance lease obligation, and beginning in the third quarter of 2025, the Subordinated Loans, as defined in “Note 13”. Other interest expense decreased for the quarter due primarily to lower average borrowings and a lower interest rate on the term loan in 2026 compared to 2025. Other interest expense decreased during the nine months ended September 30, 2026 primarily due to lower average borrowing in 2026 compared to 2025. Amortization of debt discount and issuance costs of $1.4 million and $4.6 million for the three and nine months ended September 30, 2026, respectively, and $2.2 million and $7.1 million for the three and nine months ended September 30, 2025, respectively, were included in term loan interest expense depicted above.
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

Liquidity and Capital Resources
Our primary sources of liquidity are cash and amounts available under our floor plan lines of credit. We had the following liquidity resources available as of September 30, 2026 and December 31, 2025:

($ in millions)	September 30, 2026	December 31, 2025
Cash	$29.2	$29.5
Restricted cash(1)	18.4	13.4
Total cash and restricted cash	47.6	42.9
Availability under powersports floor plan lines of credit	101.8	123.1
Total available liquidity	$149.4	$166.0
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
On April 15, 2026, certain of our subsidiaries received “The Credit Increase Letter" from Polaris, and on May 15, 2026, we entered into the Polaris Floorplan Credit Facility with Polaris and the Dealers. Pursuant to the Credit Increase Letter, the credit commitment available to us under the Polaris Floorplan Credit Facility was increased from approximately $74.7 million to approximately $108.0 million, subject to, among other things, the joinder of two additional dealer entities to the Polaris Floorplan Credit Facility, execution of related guaranty and intercreditor joinder amendments, and delivery of certain insurance certificates, within a specified time period. The Polaris Floorplan Credit Facility is used by the Dealers to finance the purchase of inventory from approved vendors and for other purposes. Borrowings under the Polaris Floorplan Credit Facility are secured by the inventory financed thereunder. The credit increase under the Polaris Floorplan Credit Facility was entered into as part of a broader series of floor plan financing transactions undertaken by us to increase the aggregate capacity available under our existing floor plan credit facilities.
On September 25, 2026, we entered into a term loan credit agreement (the “Credit Agreement”) with affiliates of Centerbridge Partners, L.P., as lenders, and Alter Domus (US) LLC, as administrative agent and collateral agent, providing for $220.0 million of senior secured term loan maturing September 25, 2031 (the “2026 Term Loan”). We used the proceeds to repay in full the $208.5 million of outstanding principal, together with accrued interest and fees, under our term loan credit agreement with Oaktree Fund Administration, LLC, as administrative agent and collateral agent (the “Existing Credit Agreement” and the loans thereunder, the “Existing Term Loan”), which was extinguished.
Additionally, we are currently in discussions with Wells Fargo regarding a senior secured ABL Facility in an amount up to $50 million. The ABL Facility is expected to be available to certain wholly-owned operating subsidiaries of the Company as borrowers, guaranteed by the Company and certain of its subsidiaries, and secured by a first-priority security interest in certain working capital assets and a second-priority security interest in certain floor plan collateral, subject to pari lien arrangements with the existing term lenders. The terms of the ABL Facility remain subject to the satisfactory completion of Wells Fargo's due diligence, final credit approval for the facility and the lender commitments, the negotiation and execution of definitive loan documentation, and the satisfaction of customary closing conditions. There can be no assurance the Company will enter into the ABL Facility on these terms or at all.
Our outstanding principal amount of indebtedness is summarized in the table below:

($ in millions)	September 30, 2026	December 31, 2025
Asset-based Short-Term Financing:
Floor plan notes (financing for inventory)	$291.9	$218.4

Long-Term Debt:
Term loan facilities	220.0	207.7
Subordinated Loans	11.4	10.0
Fleet notes and other	1.5	1.1
Total principal amount of long-term debt	232.9	218.8
Less: unamortized debt issuance costs	(13.9)	(11.2)
Total debt	219.0	207.6

Total debt, net(1)	$510.9	$426.0
(1) Excludes finance lease obligations, which are included in other long-term liabilities.
The following table summarizes our cash flows:

	Nine Months Ended September 30,
($ in millions)	2026	2025	Change
Net cash (used in) provided by operating activities	(41.7)	$15.5	$(57.2)
Net cash used in investing activities	(7.1)	(5.1)	(2.0)
Net cash provided by (used in) financing activities	53.5	(55.3)	108.8
Net change in cash and restricted cash	$4.7	$(44.9)	$49.6
Operating Activities
Our primary sources of operating cash flows result from the sales of vehicles and ancillary products. Our primary use of cash from operating activities are purchases of inventory, parts and merchandise; marketing costs; interest payments on trade floor plans, long-term debt, and finance lease obligations; rental costs for facilities; and personnel-related expenses. Operating cash flow for the nine months ended September 30, 2026, decreased $57.2 million from the comparable period in the prior year. The change was primarily driven by higher inventory holdings resulting from seasonal purchasing timing and slower retail unit turn rates. Inventory levels represent a primary driver of our operating cash flow. We remain focused on optimizing inventory turnover by actively monitoring the mix and volume of new and pre-owned powersports units to ensure alignment with current consumer demand.
Investing Activities

	Nine Months Ended September 30,
($ in millions)	2026	2025	Change
Cash used for acquisition	$(4.1)	$—	$(4.1)
Purchase of property and equipment	(2.5)	$(5.0)	$2.5
Capitalization of internal-use software costs	(0.5)	(0.1)	(0.4)
Net cash used in investing activities	$(7.1)	$(5.1)	$(2.0)
The primary use of cash associated with investing activities is related a tuck-in acquisition in our Florida market during the third quarter of 2026, purchases of property and equipment and investments in technology development required to support our operations.

Financing Activities

	Nine Months Ended September 30,
($ in millions)	2026	2025	YoY Change
Proceeds from issuance of debt, net of debt discount	$213.4	$10.0	$203.4
Payments of debt issuance costs	(7.1)	—	(7.1)
Repayments of debt	(209.0)	(59.1)	(149.9)
Net proceeds on non-trade floor plan facilities	58.4	(5.3)	63.7
Payment of existing credit agreement exit fee	(2.1)	—	(2.1)
Shares redeemed for employee tax obligations	(0.1)	—	(0.1)
Other	—	(0.9)	0.9
Net cash provided by (used in) financing activities	$53.5	$(55.3)	$108.8
Cash flows from financing activities primarily relate to our short and long-term borrowings. Cash flows from financing activities increased $108.8 million as a result of an increase in proceeds from debt issued net of repayments of debt and higher non-trade floorplan borrowings period over period. In September 2026, we refinanced our Existing Credit Agreement and in January 2025, we repaid our 6.75% convertible senior notes at their maturity date.
Critical Accounting Policies and Estimates
See “Note 1” - Description of Business and Significant Accounting Policies, included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for accounting pronouncements and material changes to our critical accounting policies since December 31, 2025. There have been no other material changes to our critical accounting policies and use of estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in internal control over financial reporting identified in our 2025 Form 10-K. The material weaknesses existing in our internal control over financial reporting relate to:

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
Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are not a party to any material legal proceedings as set forth in Item 103 of Regulation S-K, other than ordinary routine litigation incidental to our business and as set forth below.
SEC Investigation
On June 28, 2024, we received a subpoena from the SEC requesting documents created during or relating to the period from January 1, 2021, through the date of the subpoena. The subpoena covered documents relating to, among other matters, our previously disclosed internal investigation into the use of Company resources by our former Chairman and CEO Marshall Chesrown; our review, consideration and approval, and the underlying terms of, related party transactions; employment, compensation, reimbursement and severance arrangements; and disclosures and communications to customers and investors regarding the Company’s RideNow Cash Offer tool. On April 14, 2026, the SEC informed us that, based on information provided to date, it concluded the investigation and does not intend to recommend enforcement action.
Delaware Litigation
As previously disclosed, we began an investigation of certain allegations surrounding Marshall Chesrown’s use of Company resources in 2023. On June 11, 2023, Mr. Chesrown delivered the CEO Resignation Letter and on July 7, 2023, Mr. Chesrown delivered the Board Resignation Letter. In the CEO Resignation Letter, Mr. Chesrown indicated that he was resigning for “good reason” under his employment agreement and described his disagreement with several recent corporate governance, disclosure and other actions taken by the Company, the Board and certain of its members. In the Board Resignation Letter, Mr. Chesrown further detailed his disagreement with actions taken by the Company, the Board and certain of its members and indicated his intent to pursue legal claims. We disagree with the characterization of the allegations and assertions described in the Resignation Letters. We and Mr. Chesrown conducted a pre-suit mediation in October 2023, as required in his employment agreement, but did not resolve the matter. On March 13, 2024, Mr. Chesrown filed suit against the Company in Delaware Superior Court for the claims asserted in his Resignation Letters. Mr. Chesrown is seeking a declaratory judgment that he resigned with good reason, termination compensation damages in the amount of $7.5 million, general and reputational damages in the amount of $50.0 million, punitive damages, attorney's fees and litigation costs. Factual discovery has now concluded. On October 23, 2026, we filed a motion for summary judgment seeking judgment in the Company’s favor on all claims with prejudice. Briefing on the motion is expected to conclude in late 2026, to be followed by oral argument before the Delaware Superior Court.
The subject matter of the litigation overlaps with the investigation begun by the Company in 2023. As of the date of this filing, we have not decided what further actions, if any, may be taken with regard to the investigation allegations.
We intend to defend the litigation claims vigorously; however, we can provide no assurance regarding the outcome of this matter.

Item 1A.     Risk Factors.
Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in Part I, Item 1A, "Risk Factors" in the 2025 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2025 10-K, the occurrence of any of which could have a material adverse effect on our actual results. The following risk factor updates and supplements the risk factors described in our 2025 10-K and should be read in conjunction with the risk factors disclosed in our 2025 10-K and the financial statements and related notes included in this Quarterly Report on Form 10-Q.
Our implementation of transparent 'all-in' retail pricing models, such as Clear Price, may place us at a temporary competitive disadvantage and adversely affect our sales volumes, revenue, and operating results.
In the third quarter of 2026, we proactively introduced Clear Price, our transparent, all-in customer pricing model across our dealership group, in alignment with recent FTC pricing guidance and heightened enforcement initiatives regarding fee transparency. While we believe transparent pricing enhances customer trust, streamlines the retail process, and builds long-term brand equity, our early adoption of all-in pricing has created short-term price disparities relative to competitors who continue to display lower initial base prices and add mandatory dealer fees, freight, setup, or administrative charges later in the sales process.
During the initial market implementation of Clear Price, these competitive price disparities contributed to a decline in retail customer traffic, lower unit sales volume, and reduced same-store powersports revenue. If consumers perceive our upfront advertised prices as higher than those of competing dealers who have not adopted all-in pricing practices, or if broader industry adoption of transparent pricing practices occurs more slowly than anticipated, we may continue to experience competitive pressure, market share erosion, lower unit sales, and reduced gross profit margins. In addition, any future changes in federal or state pricing disclosure regulations, FTC enforcement priorities, or industry pricing standards could impose additional compliance obligations, alter consumer buying behavior, or necessitate further adjustments to our sales and marketing practices, any of which could materially and adversely affect our business, financial condition, and results of operations.

Item 5.     Other Information.
Trading Arrangements
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Bylaws of RideNow Group, Inc., effective as of August 5, 2026 (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed August 11, 2026).
10.1
Term Loan Credit Agreement, dated as of September 25, 2026, by and among RideNow Group, Inc., Alter Domus (US) LLC, as administrative agent and collateral agent, and certain financial institutions party thereto as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2026).

10.2
Amended and Restated Unsecured Promissory Note, dated as of September 25, 2026, by and among RideNow Group, Inc. and SH Capital Partners, L.P. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2026).

10.3
Amended and Restated Unsecured Promissory Note, dated as of September 25, 2026, by and among RideNow Group, Inc. and Mark Tkach (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2026).

10.4
Amended and Restated Unsecured Promissory Note, dated as of September 25, 2026, by and among RideNow Group, Inc. and Face Canyon LLC (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2026).

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

RideNow Group, Inc.

Date: November 10, 2026	By:	/s/ Michael Quartieri
Michael Quartieri Chairman, Chief Executive Officer, and President (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Joshua J. Barsetti
Joshua J. Barsetti Chief Financial Officer (Executive Vice President and Chief Financial Officer)